Form 10-Q
period 1997-08-31
COREL CORP
filed 1997-10-16
CIK 890640

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the period ended              August 31, 1997
                     ----------------------------------------------------------

                                       or

[    ]    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934

For the transition period from __________________to __________________________

                    COMMISSION FILE NUMBER          0-20562
                                                    -------

                               COREL CORPORATION
                               -----------------
            (Exact name of Registrant as specified in its Charter)


             CANADA                                            NOT APPLICABLE
---------------------------------                          --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1600 CARLING AVENUE, OTTAWA, ONTARIO, CANADA                     K1Z 8R7
--------------------------------------------                     -------
 (Address of principal executive offices)                       (Zip Code)


                                (613) 728-8200
                                --------------
             (Registrant's telephone number, including area code)

          Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X        NO
                                -------       -------

          As of September 30, 1997, the registrant had 61,095,717 Common Shares outstanding.
===============================================================================

                                  CORPORATION


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION
   Item 1. Financial Statements

       Consolidated Balance Sheets as at November 30, 1996
         and August 31, 1997............................................   3

       Consolidated Statements of Income and Retained Earnings
        (Deficit) for the three months and for the nine months
        ended August 31, 1996 and August 31, 1997.......................   4

       Consolidated Statements of Changes in Financial Position
        for the nine months ended August 31, 1996 and August 31, 1997...   5

       Notes to Consolidated Financial Statements.......................   6

   Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations..............................  10


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings............................................  23

   Item 6. Exhibits and Reports on Form 8-K.............................  23


SIGNATURES..............................................................  24

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               COREL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (in thousands of U.S.$)

                                          November 30,  August 31,
                                              1996         1997
                                         -------------  ----------
ASSETS                                                  (unaudited)
Current assets:
     Cash and short-term investments....      $  6,924    $ 22,481
     Accounts receivable (note 2)
         Trade..........................       135,338      77,901
         Other..........................         1,341       4,755
     Inventory (note 3).................        30,390      25,684
     Income taxes recoverable...........            12       8,345
     Deferred income taxes..............         2,940       3,885
     Prepaid expenses...................        18,388       3,011
                                         -------------   ---------
                                               195,333     146,062
Deferred income taxes...................           870         405
Capital assets (note 4).................       202,275     101,220
                                         -------------   ---------
                                              $398,478    $247,687
                                         ==============  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable...................      $ 17,592    $  7,760
     Accrued liabilities................        34,801      32,967
     Current portion of long-term debt..        15,500      14,400
     Deferred revenue...................         6,495       8,359
                                         -------------   ---------
                                                74,388      63,486

Long-term debt (note 5).................        33,830      24,900

Shareholders' equity
     Share capital (note 6).............       202,953     208,456
     Contributed surplus................           352         352
     Retained earnings (Deficit)........        86,955     (49,507)
                                         -------------   ---------
                                               290,260     159,301
                                         -------------   ---------
                                              $398,478    $247,687
                                         =============   =========


         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                 (in thousands of U.S.$, except per share data)
                                  (unaudited)

                                                  Three months ended        Nine months ended
                                                     August 31,                August 31,
                                               ----------------------    ---------------------
                                                   1996        1997       1996           1997
                                               ----------   ---------   --------     ---------
Sales..........................................  $ 84,942   $  55,803   $208,839     $ 249,934
Cost of sales (note 7).........................    33,040      15,721     64,234        60,377
                                               ----------   ---------   ---------    ---------
   Gross profit................................    51,902      40,082    144,605       189,557
                                               ----------   ---------   --------    ----------
Expenses:
   Advertising.................................    22,921      20,523     60,992        60,925
   Selling, general and administrative.........    19,359      22,462     50,848        64,173
   Gain on sale of CD Creator..................   (10,426)          -    (10,426)            -
   Research and development....................    19,611      22,433     44,415        63,554
   Depreciation and amortization...............     5,483       7,419     14,036        21,595
   Write-down of purchased software
      and royalties (note 8)...................         -           -          -       113,674
   Loss on foreign exchange....................      (509)        402       (100)        1,419
                                               ----------   ---------   --------    ----------
                                                   56,439      73,239    159,765       325,340
                                               ----------   ---------   --------    ----------
Income (loss) from operations..................    (4,537)    (33,157)   (15,160)     (135,783)
Interest expense (income)......................      (441)        152     (1,687)          990
                                               ----------   ---------   --------    ----------
Income (loss) before income taxes..............    (4,096)    (33,309)   (13,473)     (136,773)
Income taxes:
    Current....................................      (205)       (374)    (2,705)         (200)
    Deferred (reduction).......................      (690)     (1,523)    (1,474)         (480)
                                               ----------   ---------   --------    ----------
                                                     (895)     (1,897)    (4,179)         (680)
Net income (loss)..............................    (3,201)    (31,412)    (9,294)     (136,093)
Retained earnings at beginning of period.......    83,612     (17,995)    89,705        86,955
Premium on cancellation of shares..............         -        (100)         -          (369)
Retained earnings (deficit) at end of period...  $ 80,411    ($49,507)  $ 80,411      ($49,507)
                                               ==========   =========   ========    ==========
Earnings (loss) per share: (note 9)
   Net income (loss)
       Basic...................................    ($0.05)     ($0.52)    ($0.16)       ($2.26)
       Fully diluted...........................    ($0.05)     ($0.47)     $0.14        ($1.94)
    Average number of Common Shares
     outstanding:
       Basic...................................    59,859      60,565     56,418        60,239
       Fully diluted...........................    69,754      67,270     65,368        70,155

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN FINANCIAL POSITION
                            (in thousands of U.S.$)
                                  (unaudited)


                                                               Nine months ended
                                                          -------------------------
                                                            August 31,   August 31,
                                                               1996         1997
                                                          ------------   ----------
Cash provided by (used for):
Operations:
     Net income (loss)....................................     ($9,294)   ($136,093)
     Items which do not involve cash:
          Depreciation and amortization...................      36,736       47,748
          Loss (gain) on disposal of assets...............       1,720         (118)
          Deferred income taxes...........................      (1,474)        (480)
          Write-down of purchased software and royalties..           -      113,674
          Write-down of investments.......................           -        1,633
     Decrease (increase) in accounts receivable...........     (36,207)      54,023
     Decrease (increase) in inventory.....................     (15,554)       4,706
     Decrease (increase) in prepaid expenses..............     (14,500)       6,561
     Decrease in accounts payable.........................      (2,956)      (9,832)
     Increase (decrease) in other accrued liabilities.....      15,249       (1,834)
     Increase in deferred revenue.........................       2,675        1,864
     Increase in income taxes payable/recoverable.........      (3,339)      (8,333)
                                                           -----------   ----------
     Cash provided by (used for) operations...............     (26,944)      73,519
                                                          ------------   ----------
Financing:
     Issue of share capital...............................      96,086        6,036
     Shares purchased for cancellation....................           -         (902)
     Increase in long-term debt...........................      55,000            -
     Repayment of long-term debt..........................      (2,059)     (10,030)
                                                          ------------   ----------
                                                               149,027       (4,896)
                                                          ------------   ----------
Investments:
     Purchase of investment...............................           -       (1,633)
     Purchase of capital assets...........................    (201,938)     (51,581)
     Proceeds on disposal of assets.......................         252          148
                                                          ------------   ----------
                                                              (201,686)     (53,066)
                                                          ------------   ----------
Net increase (decrease) in cash...........................     (79,603)      15,557
Cash at beginning of period...............................      81,816        6,924
Cash at end of period.....................................   $   2,213   $   22,481
                                                          ============   ==========

Cash is defined as cash and short-term investments

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


1. BASIS OF PRESENTATION


The accompanying unaudited interim consolidated financial statements of Corel Corporation (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in Canada (Canadian GAAP). The consolidated financial statements include the Company's wholly-owned subsidiaries, Corel Corporation Limited, Corel, Inc., Corel Corporation USA, Corel Computer Corporation, and Corel International Corp. These principles also conform in all material respects with accounting principles generally accepted in the United States (US GAAP) (See Note 9).


In the opinion of Management, these unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, necessary to state fairly the results for the periods presented.


These financial statements should be read in conjunction with the Company's audited financial statements as of November 30, 1995 and 1996 and for each of the three years in the period ended November 30, 1996 including notes thereto, included in the Company's Annual Report on Form 10-K for the year ended November 30, 1996. The consolidated results of operations for the third fiscal quarter and the three fiscal quarters ended August 31, 1997 are not necessarily indicative of the results to be expected for any future period.


2. ACCOUNTS RECEIVABLE


Included in trade accounts receivable are the following reserves:

                                   November 30,  August 31,
                                       1996         1997
                                 --------------  ----------
Promotional rebates..............       $14,750     $24,555
Sales reserve....................        30,000      37,059
Allowance for doubtful accounts..         3,831       6,102

3. INVENTORIES

                                      November 30,  August 31,
                                          1996         1997
                                    --------------  ----------
Raw Materials.....................         $23,986     $19,560
Finished goods....................           6,404       6,124
                                    ---------------  ---------
                                           $30,390     $25,684
                                    ===============  =========

                               COREL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


4. CAPITAL ASSETS


                                                      AUGUST 31, 1997
                                            ------------------------------------------------
                                                        ACCUMULATED
                                                        DEPRECIATION                NET
                                                            AND                 NOVEMBER 30,
                                                COST    AMORTIZATION    NET         1996
                                            ----------  ------------  --------  -------------
Furniture and equipment.....................  $ 15,596      $  6,694  $  8,902      $  8,963
Computer equipment and software.............    58,759        47,797    10,962        24,205
Research and development equipment..........    12,275         4,811     7,464         6,683
Leasehold improvements......................     3,612         1,856     1,756         1,729
Software licenses and purchased software,
  clipart libraries and photo CD libraries..   133,983        61,847    72,136       160,695
                                             ---------  ------------  --------  ------------
                                              $224,225      $123,005  $101,220      $202,275
                                             =========  ============  ========  ============

At November 30, 1996, the cost amounted to $297,969,000 and accumulated depreciation amounted to $95,694,000. The carrying amount of licenses not being amortized at August 31, 1997 and November 30, 1996 amounted to $908,000 and $77,000 respectively.


5. LONG-TERM DEBT


Long-term debt consists of the outstanding royalty and product return obligations pursuant to the WordPerfect acquisition on March 1, 1996.


                          As at November 30, 1996                As at August 31, 1997
                       ----------------------------        ------------------------------
                                  Product                               Product
                         Royalty  Returns    Total           Royalty    Returns   Total
                       ----------------------------        ----------  ------------------
                                                (in thousands of US$)
Long-term debt           $24,390   $24,940  $49,330            $19,460  $19,840   $39,300
Less: Current portion      9,000     6,500   15,500              7,000    7,400    14,400
                       ------------------------------        ---------- -------   -------
                         $15,390   $18,440  $33,830            $12,460  $12,440   $24,900
                       ==============================        ========== =======   =======

                               COREL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)


6. SHARE CAPITAL


During the nine-month periods ended August 31, 1996 and August 31, 1997, the Company issued 622,238 and 1,140,212 common shares, respectively, pursuant to its Stock Option Plan, for proceeds of $6,186,000 and $6,036,000, respectively. In addition, during the nine period ended August 31, 1997, the Company, pursuant to its normal course issuer bid which commenced on March 5, 1997, purchased for cancellation 157,300 common shares at a cost of $902,000.


During the nine-month periods ended August 31, 1996 and August 31, 1997, the Company issued 3,049,700 and 5,810,614 stock options, respectively, and canceled 204,211 and 10,923,984 stock options, respectively, pursuant to its Stock Option Plan. Included in the above amounts for the nine-month period ended August 31, 1997 is the cancellation of 10,373,100 stock options and the issuance of 5,773,614 stock options on May 1, 1997, following the fourteen day option exchange period, pursuant to Resolution No. 2 approved by shareholders on April 18, 1997.


7. COST OF SALES



                      FISCAL QUARTER ENDED         THREE FISCAL QUARTERS
                            AUGUST 31,                 ENDED AUGUST 31,
                      --------------------         -----------------------
                          1996      1997             1996         1997
                      ----------  ---------        -------  ---------------
Cost of goods sold....   $13,885   $ 4,550         $29,951         $23,419
Licence amortization..    12,286     7,755          22,701          26,152
Royalties.............     6,869     3,416          11,582          10,806
                         $33,040   $15,721         $64,234         $60,377
                      ==========  ==========       =========  =============

8. WRITE-DOWN OF PURCHASED SOFTWARE AND ROYALTIES


During the three-month period ending May 31, 1997, the Company determined that a non-recurring charge totaling $113.7 million was appropriate. This charge consists of the write-down of previously capitalized acquired technologies of $104.9 million and the write-down of $8.8 million of deferred development costs in the form of advance royalties paid to various developers of the Corel CD HOME COLLECTION and Corel Medical Series software.


9. SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GAAP


These unaudited interim consolidated financial statements have been prepared on the basis of Canadian GAAP, which is different in some respects from US GAAP. Net income (loss) in accordance with US GAAP is equal to net income (loss) in accordance with Canadian GAAP for the nine months ended August 31, 1996 and August 31, 1997.

 Earnings per share calculations are set forth below:


                               FISCAL QUARTER ENDED           THREE FISCAL QUARTERS
                                    AUGUST 31,                   ENDED AUGUST 31,
                             ----------------------        ------------------------
                                 1996       1997             1996          1997
                             ----------   ----------       -------   --------------
CANADIAN GAAP - BASIC
Net income (loss) per share..    ($0.05)    ($0.52)         ($0.16)          ($2.26)
Weighted average number of
  Common Shares outstanding..    59,859     60,565          56,418           60,239
US GAAP - PRIMARY
Net income (loss) per share..    ($0.05)    ($0.51)         ($0.16)          ($2.24)
Weighted average number of
  Common Shares outstanding..    59,972     61,013          56,542           60,854

The calculation of fully diluted earnings per share for US GAAP purposes is not significantly different from the primary calculation for US GAAP and therefore is not presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended November 30, 1996 (the "1996 Form 10-K"). This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve uncertainty and risk, and all assumptions, anticipations, and expectations stated herein are forward-looking statements. The actual results that the Company achieves may differ materially from any forward-looking statements made herein due to such risks and uncertainties. The Company has identified by italics various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Operating Results", which is not italicized for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.



RESULTS OF OPERATIONS


The following table presents, for the periods indicated, certain statement of income data expressed as a percentage of sales for the periods indicated, and the percentage change of such items as compared to the indicated prior period.

                                                                                           PERIOD TO PERIOD
                                                                                          INCREASE (DECREASE)
                                                                                   -----------------------------
                                                                                      3RD QTR        NINE MONTHS
                                                  PERCENT OF SALES                      1997            ENDED
                                       -----------------------------------
                                           THREE MONTHS      NINE MONTHS                 VS          MAY 31 '97
                                         ENDED AUGUST 31,  ENDED AUGUST 31,           3RD QTR            VS
                                       -----------------------------------
                                          1996     1997     1996     1997               1996         MAY 31 '96
                                       ---------  -------  -------  ------         ----------     --------------
Sales..................................     100%     100%     100%     100%             (34.3)%             19.7%
Cost of sales..........................      39       28       31       24              (52.4)             (11.3)
                                       --------   ------   ------   ------
  Gross profit.........................      61       72       69       76              (22.8)              31.1
                                       --------   ------   ------   ------
Expenses
  Advertising..........................      27       37       29       24              (10.5)              (0.1)
  Selling, general and administrative..      23       40       24       26               16.0               26.2
  Gain on sale of CD Creator...........     (13)     N/A       (5)     N/A                N/A                N/A
  Research and development.............      23       40       21       25               14.4               43.1
  Depreciation and amortization........       6       13        7        9               35.3               53.9
  Write-down of purchased software
    and royalties......................     N/A      N/A      N/A       46                N/A                N/A
  Loss on foreign exchange.............       0        1        0        1              179.0              107.0
                                       --------  -------  -------  -------
                                             66      131       76      131               29.8              103.6
                                       --------  -------  -------  -------
Income (loss) from operations..........      (5)     (59)      (7)     (55)            (630.8)            (795.7)
Interest expense (income)..............       0        0        1        0             (134.5)            (158.7)
                                       --------  -------  -------   ------
Income (loss) before income taxes......      (5)     (59)      (6)     (55)            (813.2)            (915.2)
Income taxes...........................      (1)      (3)      (2)       0             (112.0)              83.7
                                       --------   ------  -------   ------
Net income (loss)......................      (8)%    (56)%     (4)%    (55)%            (881.3)         (1,364.3)%
                                       ========   ======   =======   =====

SALES


Sales decreased 34.3% to $55.8 million in the third quarter of fiscal 1997 from $84.9 million in the third quarter of fiscal 1996 primarily due to decreased aggregate unit sales of Corel's products. Sales increased 19.7% to $249.9 million in the first nine months of fiscal 1997 from $208.8 million in the first nine months of fiscal 1996 in the third quarter of fiscal 1997 primarily due to the introduction in the second quarter of fiscal 1996 of Corel's productivity software applications. Corel expects that the rate of growth in sales for the three months ended November 30, 1997 compared to the three months ended August 31, 1997 will be approximately 25% to 30%, due primarily to the expected introduction in the fourth quarter of fiscal 1997 of CorelDRAW 8, Corel Print House 3, and several foreign language versions of Corel WordPerfect Suite 8. Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled "Factors That May Affect Future Operating Results".


PRODUCT GROUPS. The table below shows sales for the third fiscal quarters ended August 31, 1996 and 1997, and for the nine-month periods ended August 31, 1996 and 1997, consisting of graphics software new licenses (full kits and competitive upgrades) and existing user upgrades, productivity software new licenses (full kits and competitive upgrades) and existing user upgrades, multimedia software (including sales from the Company's Professional Photo CD titles, Corel CD Home series and CorelSCSI), and communication applications (including CorelVIDEO):

                                                    THREE MONTHS               NINE MONTHS ENDED
                                                        ENDED
                                                     AUGUST 31,                   AUGUST 31,
                                                -------------------          -------------------
                                                   1996      1997                1996   1997
                                                ---------  --------          ---------- --------
Graphics software - new licenses................  $17,299  $13,657             $ 60,520 $ 62,594
Graphics software - existing user upgrades......    3,480   (1,668)               5,125   14,626
                                                ---------  -------
    Total graphics software.....................   20,779   11,989               65,645   77,220
                                                ---------  --------          ---------- --------
Productivity software - new licenses............   31,922   37,519               64,446  126,008
Productivity software - existing user upgrades..   30,974    5,732               69,217   43,215
                                                ---------  -------
    Total productivity software.................   62,896   43,251              133,663  169,223
                                                ---------  --------          ---------- --------
Multimedia software.............................    1,088      297                9,291    2,504
                                                ---------  --------          ---------- --------
Communications applications.....................      179      266                  240      987
                                                ---------  -------
Total sales.....................................  $84,942  $55,803             $208,839 $249,934
                                                =========  ========          ========== ========

Graphics software revenues decreased in the third quarter of fiscal 1997, as compared to the third quarter of fiscal 1996, primarily due to reduced unit volumes of retail versions of CorelDRAW 6 and CorelDRAW 7, partially offset by increased unit volumes for original equipment manufacturers ("OEM") versions of Corel's graphics software products, and a decline in average selling prices ("ASPs") for certain of Corel's graphics software products due to the greater proportion of sales to OEMs under various OEM agreements. Graphics software revenues increased in the first nine months of fiscal 1997, as compared to the first nine months of fiscal 1996, primarily due to the introduction of CorelDRAW 7 in the fourth quarter of fiscal 1996 and several foreign language versions of CorelDRAW 7 during the first nine months of fiscal 1997. This was partially offset by a decrease in unit volume sales of CorelDRAW 6, CorelDRAW 3, Corel Graphics Pack and Corel Print House, and ASPs for certain of Corel's graphics software products due to the greater proportion of sales to OEMs under various OEM agreements.

Productivity software revenues decreased in the third quarter of fiscal 1997, as compared to the third quarter of fiscal 1996, primarily due to reduced unit volumes of retail versions of Corel WordPerfect Suite 8 and Corel WordPerfect Suite 7, partially offset by the introduction of Corel WordPerfect Suite 8 Professional and Corel WordPerfect Suite 7 for Windows 3.x in the third quarter of fiscal 1997 and increasing corporate licensing revenues. Productivity software revenues increased in the first nine months of fiscal 1997, as compared to the first nine months of fiscal 1996, primarily because such revenues commenced during the second quarter of fiscal 1996 with the introduction of Corel versions of the WordPerfect products acquired from Novell on March 1, 1996.

Multimedia sales were lower in the third quarter of fiscal 1997, as compared to the third quarter of fiscal 1996, and in the first nine months of fiscal 1997, as compared to the first nine months of fiscal 1996, primarily due to a decline in the unit sales of the Corel Stock Photo Libraries, a decline in Corel CD Creator revenues resulting from the sale of the CD Creator product line to Adaptec, Inc. in June 1996, and a decline in Corel CD HOME revenues resulting from the sale of the Corel CD HOME COLLECTION and Corel Medical Series to Hoffman + Associates Inc. in April 1997.


SALES CHANNELS. Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences. The table below shows sales through these channels for the third fiscal quarters ended August 31, 1996 and 1997, and for the nine-month periods ended August 31, 1996 and 1997:


                            THREE MONTHS ENDED        NINE MONTHS ENDED
                               AUGUST 31,                  AUGUST 31,
                          ------------------        ---------------------
                             1996     1997             1996      1997
                          -------------------       ---------  ----------
                                                               C>
Retail packaged products..  $64,426  $32,642         $173,569    $177,060
OEM licences..............    6,302    6,111           17,593      22,310
Corporate licences........   14,214   17,050           17,677      50,564
Total sales...............  $84,942  $55,803         $208,839    $249,934
                          ===================       =========  ==========

Retail packaged products and corporate licences are sold primarily through distributors. The three largest distributors accounted for $45.3 million (53%) and $12.6 million (23%) of Corel's sales in the third quarter of fiscal 1996 and 1997, respectively, and $108.2 million (52%) and $80.6 million (32%) of Corel's sales in the first nine months of fiscal 1996 and 1997, respectively. Packaged product volume decreased in the third quarter of fiscal 1997 primarily because of a decrease in unit volume sales of Corel WordPerfect Suite for Windows 3.1, Corel Office Professional 7, CorelDRAW 6 and CorelDRAW 5. This was partially offset by the introduction of Corel WordPerfect Suite 8 in the second quarter of fiscal 1997, and Corel WordPerfect Suite 8 Professional and Corel WordPerfect Suite 7 for Windows 3.x in the third quarter of fiscal 1997. Packaged product volume increased in the first nine months of fiscal 1997, as compared to the first nine months of fiscal 1996, primarily due to the introduction during the second quarter of fiscal 1996 of Corel versions of the WordPerfect products acquired from Novell on March 1, 1996.

Corporate licences, including maintenance revenues, increased significantly in the third quarter of fiscal 1997, as compared to the third quarter of fiscal 1996, and in the first nine months of fiscal 1997, as compared to the first nine months of fiscal 1996, due to the introduction in April 1996 of the Corel Corporate Licence Program.

OEM channel revenues decreased in the third quarter of fiscal 1997, as compared to the third quarter of fiscal 1996, primarily due to declining ASPs for CorelDRAW 5 OEM revenues and a decline in unit volume for OEM versions of Corel WordPerfect Suite for Windows 3.x. OEM channel revenues increased in the first nine months of fiscal 1997, as compared to the first nine months of fiscal 1996, primarily because of the acquisition of the WordPerfect products on March 1, 1996, and the subsequent licensing of Corel versions of these products to various OEMs.

Corel intends to continue expanding its marketing efforts in the OEM channel and the corporate marketplace and anticipates that sales from both of these areas will increase in the future both in absolute dollars and as a percentage of revenues, although there can be no assurances that such increases will occur.

The table below shows Corel's sales geographically for the third fiscal quarters ended August 31, 1996 and 1997, and for the nine-month periods ended August 31, 1996 and 1997:

                      THREE MONTHS ENDED        NINE MONTHS ENDED
                          AUGUST 31,              AUGUST 31,
                     ------------------      -----------------------
                        1996     1997           1996        1997
                     ---------  --------     ---------  ------------
North America........  $64,314  $36,230       $150,509      $164,531
Europe...............   13,311   12,582         42,758        62,130
Other international..    7,317    6,991         15,572        23,273
Total sales..........  $84,942  $55,803       $208,839      $249,934
                     =========  ========     =========  ============

Sales outside North America, principally in Europe, were 24% and 35% of Corel's sales for the third quarter of fiscal 1996 and 1997, respectively, and 28% and 34% of Corel's sales for the first nine months of fiscal 1996 and 1997, respectively. The increase in the respective three month and nine month periods was primarily due to a decrease in unit volume sales of Corel's graphics software products and productivity software products in North America. Corel intends to continue expanding its marketing efforts outside North America and anticipates that sales outside North America will increase in the future both in absolute dollars and as a percentage of revenues. Conducting business outside North America is typically subject to certain additional risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, currency conversion risks, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences.

Because Corel ships a large portion of its products during the last two weeks of each quarter, Corel's distributors and dealers typically hold significant inventories of Corel's software products at the end of each quarter. Corel has set its reserves for returns in accordance with historical experience. Setting reserves involves making judgments about future competitive conditions and product life cycles. Those judgments involve evaluating information that often is unclear and in conflict. Based upon returns experience, Corel's estimates have been materially accurate. However, there can be no assurance that historical experience will be an accurate guide for the future because the rate of returns is primarily a function of the competitive state of the market in the future and thus, in large part, is a function of the actions of Corel's competitors, which Corel cannot anticipate.

Corel's products are sold primarily in US dollars in all countries other than Canada and in US dollars to Canadian distributors. Sales in US dollars as a percentage of total sales were in excess of 95% in the third quarter of both fiscal 1996 and fiscal 1997 and in the first nine months of both fiscal 1996 and fiscal 1997.

GROSS PROFIT

Corel includes in cost of sales all costs associated with the acquisition of components, the assembly of finished products, the amortization of software acquisition costs and shipping. Costs associated with warehousing are included in selling, general and administrative expenses. Acquired software has been capitalized and is currently being amortized over a 36-month period commencing with the month of first shipment of the product incorporating such acquired software, except for the remaining cost, after the write-down in the second quarter of fiscal 1997, of the WordPerfect family of software programs and related technology, which is currently being amortized over a five year period. See "Write-down of Purchased Software and Royalties".

Gross profit as a percentage of sales was 72% of sales in the third quarter of fiscal 1997 as compared to 61% in the third quarter of fiscal 1996 and 76% of sales in the first nine months of fiscal 1997 as compared to 69% in the first nine months of fiscal 1996. Gross profit as a percentage of sales increased in both the respective three- and nine-month periods primarily due to the reduction in quarterly amortization charges of approximately $9 million pursuant to the technology write-down of $113.7 million in the second quarter of fiscal 1997. Corel expects that its gross margin, as a percentage of sales, will be somewhat higher during the three months ending November 30, 1997 from the level experienced in the three months ended August 31, 1997 as the sales mix for the three months ending November 30, 1997 is expected to shift toward higher margin products with the anticipated launch of CorelDRAW 8 in the fourth quarter of fiscal 1997, and higher anticipated sales in the fourth quarter of fiscal 1997 provide better absorption of fixed amortization charges. However, gross margin levels are subject to a number of risks, including product mix and Corel's ability to realize expected sales levels.

ADVERTISING EXPENSE

Advertising expenses include all marketing, advertising and trade show expenses. Advertising expenses decreased by 10% to $20.5 million in the third quarter of fiscal 1997 from $22.9 million in the third quarter of fiscal 1996 and were $60.9 million in the first nine months of fiscal 1997 compared to $61.0 million in the first nine months of fiscal 1996. Advertising expenses increased as a percentage of sales from 27% in the third quarter of fiscal 1996 to 37% in the third quarter of fiscal 1997 primarily due to the reduced level of sales in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. Advertising expenses decreased as a percentage of sales from 29% in the first nine months of fiscal 1996 to 24% in the first nine months of fiscal 1997 primarily due to the higher level of sales in the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. The decrease in advertising expenses in the third quarter of fiscal 1997 and in the first nine months of fiscal 1997 was due to more targeted marketing efforts and the implementation of various cost control measures. Corel expects that these expenses will increase somewhat in absolute dollars and decrease somewhat as a percentage of sales during the fourth quarter of fiscal 1997 as compared to the third quarter of fiscal 1997. The expected level of advertising expenses as a percentage of sales is subject to, among other things, Corel's level of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses include all general administrative expenses as well as expenses associated with warehousing. Selling, general and administrative expenses increased by 16% to $22.5 million in the third quarter of fiscal 1997 from $19.4 million in the third quarter of fiscal 1996 and by 26% to $64.2 million in the first nine months of fiscal 1997 from $50.8 million in the first nine months of fiscal 1996. Selling, general and administrative expenses increased as a percentage of sales from 23% in the third quarter of fiscal 1996 to 40% in the third quarter of fiscal 1997 and from 24% in the first nine months of fiscal 1996 to 26% in the first nine months of fiscal 1997. The increase in the amount of such expenses was primarily due to the costs of providing customer and technical support for the WordPerfect family of software programs commencing on March 1, 1996, higher warehousing expenses resulting from higher inventory levels, and the hiring of additional customer support and management and administrative personnel associated with Corel's increased marketing efforts. Corel expects that these expenses will remain approximately the same in absolute dollars and decrease as a percentage of sales during the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1997. The expected level of selling, general and administrative expenses as a percentage of sales is subject to, among other things, Corel's level of sales.

GAIN ON SALE OF CD CREATOR

On June 26, 1996, the Company sold all versions of its Corel CD Creator software program and its PD optical recording technology to Adaptec, Inc. in a $12 million cash transaction. A gain on the sale of $10.4 million was realized in the third quarter of fiscal 1996.

RESEARCH AND DEVELOPMENT EXPENSE

The Company has expensed all of its internal software development costs as incurred, in accordance with Canadian GAAP. Research and development expenses are reported net of Canadian investment tax credits. The table below shows gross research and development expenses, related tax credits, net research and development expenses, and gross research and development expenses as a percentage of sales for the periods indicated:


                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                               AUGUST 31,                AUGUST 31,
                                         --------------------       ----------------------
                                             1996      1997             1996       1997
                                         ---------   --------       ---------   ----------
Gross research and development expenses..  $20,836   $21,774          $47,894      $67,437
Research and development tax credits.....    1,225      (659)           3,479        3,883
                                         ---------   -------        ---------   ----------
Net research and development expenses....  $19,611   $22,433          $44,415      $63,554
                                         =========   ========       =========   ==========
Gross research and development expenses
   as a percentage of sales..............       25%       39%              23%           27%

Net research and development expenses increased by 14% to $22.4 million in the third quarter of fiscal 1997 from $19.6 million in the third quarter of fiscal 1996 and by 43% to $63.6 million in the first nine months of fiscal 1997 from $44.4 million in the first nine months of fiscal 1996. Net research and development expenses as a percentage of sales increased from 23% in the third quarter of fiscal 1996 to 40% in the third quarter of fiscal 1997, and from 21% in the first nine months of fiscal 1996 to 25% in the first nine months of fiscal 1997. The increase in net research and development expenses was primarily attributable to increased staffing and costs associated with the acquisition of the WordPerfect family of software programs on March 1, 1996, the continued maintenance and enhancement of Corel's current products as well as the development of new products scheduled for introduction during fiscal 1997 and fiscal 1998. Corel expects that these expenses will increase somewhat in absolute dollars and decrease somewhat as a percentage of sales during the fourth quarter of fiscal 1997 as compared to the third quarter of fiscal 1997. The expected level of research and development expenses as a percentage of sales is subject to, among other things, Corel's level of sales.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expenses, which do not include the amortization of purchased software, increased by 35% to $7.4 million in the third quarter of fiscal 1997 from $5.5 million in the third quarter of fiscal 1996 and by 54% to $21.6 million in the first nine months of fiscal 1997 from $14.0 million in the first nine months of fiscal 1996. This increase was due primarily to purchases of additional office and computer equipment during the eighteen months ended August 31, 1997, in particular, office and computer equipment acquired with the acquisition of the WordPerfect family of software programs on March 1, 1996 and the subsequent expenditures during the second quarter of fiscal 1996 to upgrade this equipment.

WRITE-DOWN OF PURCHASED SOFTWARE AND ROYALTIES

During the three-month period ending May 31, 1997, the Company determined that due to the increased functionality of Corel WordPerfect Suite 8 initiated since the acquisition of the software on March 1, 1996 and the increased research and development effort directed at Java oriented applications, a non-recurring charge totaling $113.7 million was appropriate to more adequately reflect the appropriate residual value of certain acquired technologies. This charge consists of the write-down of previously capitalized acquired technologies of $104.9 million, primarily the WordPerfect family of software applications, and the write-down of $8.8 million of deferred development costs in the form of advance royalties paid to various developers of the Corel CD HOME COLLECTION and Corel Medical Series software.

LOSS (GAIN) ON FOREIGN EXCHANGE

Foreign exchange gains or losses on non-US dollar transactions are due to fluctuations in the value of those currencies relative to the value of the US dollar between the time sales are recorded and the collection of the account receivable, and revaluation gains or losses relating to short-term investments held in a currency other than the financial measurement and reporting currency due to fluctuations in the value of those currencies relative to the value of the US dollar.

INTEREST EXPENSE (INCOME)

Interest expense (income) decreased by $0.6 million to an expense of $0.2 million in the third quarter of fiscal 1997 from income of $0.4 million in the third quarter of fiscal 1996 and by $2.7 million to an expense of $1.0 million in the first nine months of fiscal 1997 from income of $1.7 million in the first nine months of fiscal 1996. The decrease was primarily due to the lower level of cash and short-term investments, and the long-term interest bearing obligations resulting from the acquisition of the WordPerfect family of software programs on March 1, 1996. Interest expense (income) paid (received) by Corel resulted from weighted average interest rates of 3.2% in the third quarter of fiscal 1997 as compared to 3.6% in the third quarter of fiscal 1996 and 4.5% in the first nine months of fiscal 1997 as compared to 4.1% in the first nine months of fiscal 1996.

INCOME TAXES

Corel's effective tax recovery rates were 6% and 22% for the third quarter of fiscal 1997 and 1996, respectively, and, on loss from operations excluding the write-down of purchased software and royalties, 3% and 31% for the first nine months of fiscal 1997 and 1996, respectively. These rates vary from the Company's statutory tax rate of 44%, primarily due to foreign tax rate differences associated with Corel's international operations and the application of research and development tax credits. The decreases in the three and nine months of fiscal 1997 compared to 1996 were due primarily to foreign tax rate differences associated with Corel's operations in Ireland. The Company expects that, under current tax laws, it will continue to generate additional tax credits directly related to the Company's ongoing research and development efforts. Corel's effective tax rate will be affected by product mix and sales, operating expense, advertising expense, and research and development expense levels, which may vary.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1997, Corel's principal sources of liquidity included cash and short-term investments of approximately $22.5 million, accounts receivable of $82.7 million and an undrawn bank credit facility in the amount of $25.0 million. Short-term investments consist of overnight call loans to a major Canadian bank.

Long-term debt of $39.3 million consists of the outstanding royalty and product return obligations pursuant to the acquisition of the WordPerfect family of software programs on March 1, 1996.

Cash provided by operations was $73.5 million for the first nine months of fiscal 1997 compared to cash used of $26.9 million for the first nine months of fiscal 1996. The increase of $100.4 million was primarily due to a decrease in accounts receivable of $54.0 million in the first nine months of fiscal 1997 compared to an increase of $36.2 million in the first nine months of fiscal 1996, a decrease in prepaid expenses of $6.6 million in the first nine months of fiscal 1997 compared to an increase of $14.5 million in the first nine months of fiscal 1996, a decrease in inventory of $4.7 million in the first nine months of fiscal 1997 compared to an increase of $15.6 million in the first nine months of fiscal 1996, an increase in depreciation and amortization expense of $11.0 million from $36.7 million for the first nine months of fiscal 1996 to $47.7 million for the first nine months of fiscal 1997. This was offset by a decrease in accounts payable and accrued liabilities of $11.7 million in the first nine months of fiscal 1997 compared to an increase of $12.3 million in the first nine months of fiscal 1996, and net loss from operations, excluding the write-down of purchased software and royalties, of $22.4 million for the first nine months of fiscal 1997 compared to a net loss of $9.3 million for the first nine months of fiscal 1996.

Accounts receivable decreased in the first nine months of fiscal 1997 primarily due to reduced sales levels in the second and third quarters of fiscal 1997. Prepaid expenses increased in the first nine months of fiscal 1996 primarily due to the payment of advance royalties to third-party developers of Corel CD Home titles.

Financing activities used cash of $4.9 million in the first nine months of fiscal 1997 compared to providing cash of $149.0 million in the first nine months of fiscal 1996. This change was due to a reduction in the issuance of share capital of $90.1 million from $96.1 million in the first nine months of fiscal 1996 to $6.0 million in the first nine months of fiscal 1997, primarily due to the issuance of $89.9 million of share capital to Novell on March 1, 1996 relating to the acquisition of the WordPerfect family of software applications, the assumption of long-term debt relating to the acquisition of the WordPerfect family of software applications of $55.0 million in the first nine months of fiscal 1996, an increase in the repayment of long-term debt of $7.9 million from $2.1 million in the first nine months of fiscal 1996 to $10.0 million in the first nine months of fiscal 1997, and the purchase of Corel shares for cancellation of $0.9 million pursuant to its normal course issuer bid which commenced on March 5, 1997.

Investing activities, primarily the acquisition of capital assets, used $53.1 million in the first nine months of fiscal 1997 compared to $201.7 million in the first nine months of fiscal 1996, including expenditures for acquired software of $42.4 million in the first nine months of fiscal 1997 compared to $166.7 million, including $153.4 million relating to the acquisition of the WordPerfect family of software applications, in the first nine months of fiscal 1996. At August 31, 1997, Corel had no material commitments for capital expenditures. Corel anticipates that capital expenditures for computer and office equipment for fiscal 1997 and future fiscal years will continue to grow from fiscal 1996 levels as computer systems are upgraded to take advantage of new technologies. Due to the rapidly changing technology in the computer software industry, expenditures for technology acquisitions cannot be predicted for future fiscal periods and, as such, Corel has no firm plans as to how much of its cash reserves it is planning to spend on technology acquisitions in future fiscal periods.

The Company believes that the existing sources of liquidity and anticipated funds from operations will satisfy Corel's projected working capital, capital expenditure and long-term debt repayment requirements for at least the next 12 months. The Company anticipates that subsequent to that time, its working capital, capital expenditures and long-term debt repayments will be satisfied by existing sources of liquidity, funds from operations and, if necessary, additional financings.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Corel does not provide forecasts of future financial performance. While Corel's management is confident about Corel's long-term performance prospects, the following factors, among others, should be considered in evaluating its future results of operations.

Competition

The PC software business is highly competitive and subject to rapid technological change. Many of Corel's current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than does Corel. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. As the market for Corel's products continues to develop, additional competitors may enter the market and competition may intensify.

GRAPHICS SOFTWARE. Corel's graphics software products face substantial competition from a wide variety of companies. In the illustration graphics segment Corel's competitors include Adobe, Macromedia, Deneba Systems and Micrografx. In the photo editing and painting graphics segment its competitors include Adobe and Micrografx. In the charting and presentation segments its competitors include Software Publishing Corporation, Microsoft, Adobe, Micrografx and IBM (Lotus). In the desktop publishing segment its competitors include Adobe and Quark. Corel's competitors include many other independent software vendors, such as Autodesk, Borland, Apple (Claris) and Computer Associates, as well as a number of personal computer manufacturers which devote significant resources to creating personal computer software, including Apple, Hewlett-Packard and IBM.

PRODUCTIVITY SOFTWARE. Corel's competitors in the productivity software (primarily office suites) marketplace include Microsoft and IBM (Lotus). According to industry sources, Microsoft currently has the largest overall market share for office suites. IBM has a large installed base with its spreadsheet program and has recently adopted aggressive pricing strategies. Also, IBM preinstalls certain of its software products on various models of its PCs, competing directly with Corel productivity software.

MULTIMEDIA SOFTWARE. The Company competes with other participants in the Photo CD market on the basis of price, the categories of photographs available, the quality of the photographs and the nature of the rights attached to the photos included on the Photo CD. The Company's competitors in this market include Westflight, Digital Zone and Aris Entertainment.

COMMUNICATIONS APPLICATIONS. The Company's communications applications products (CorelVIDEO) compete against offerings from Intel, PictureTel, C-Phone, and many other companies.

The Company believes that the principal competitive factors in the PC software markets include performance, product features, ease of use, reliability, hardware compatibility, brand name recognition, product reputation, pricing, levels of advertising, availability and quality of customer support, and timeliness of product upgrades. Corel competes with other software vendors for access to distribution channels, retail shelf space and the attention of customers at the retail level and in corporate accounts. The Company also competes with other software companies in its efforts to acquire software technology developed by third parties. The Company believes that, in the future, competition in the industry will intensify as major software companies expand their product lines.

Pricing

In the past year, pricing pressures have intensified in the PC software applications market and the Company believes that price competition, with its attendant reduced profit margins, may become a more significant factor in the future. Corporate licensing, discount pricing for large volume distributors and retailers, product bundling promotions and competitive upgrade programs are forms of price competition that may become more prevalent. In addition, local area network versions of products are generally priced lower per user than individual copies of the same products. Corel also competes with companies that produce standalone graphics and desktop publishing applications that might serve a specific need of a user or class of users at a price below that of Corel's products.

Additionally, should competitive pressures in the industry increase, Corel may have to increase its spending on advertising as a percentage of revenues, resulting in lower profit margins.

Technological Change

The markets for Corel's products are characterized by rapidly changing technology, frequent new product introductions and uncertainty due to new and emerging technologies. Corel's future success is highly dependent upon the timely completion and introduction of new or enhanced products incorporating such emerging technologies at competitive price/performance levels. The pace of change has recently accelerated due to the Internet, corporate intranets, the introduction of 32-bit operating systems, such as Windows 95 and Windows NT 4.0, and new programming languages, such as Java.

Corporate Adoption Rate of 32-bit Operating Systems

Primarily all of the Company's office suite and graphics software products introduced in fiscal 1995, fiscal 1996 (with the exception of Corel WordPerfect Suite and Corel Office Professional which run under Windows 3.1), and the first nine months of fiscal 1997 (with the exception of Corel WordPerfect Suite 7 for Windows 3.x), and planned for introduction in the balance of fiscal 1997, run under Windows 95 and Windows NT. While existing product will continue to be sold, revenues from product upgrades to new versions and revenues from new office suite and graphics software products now in development may be delayed if the adoption rate of 32-bit operating systems at the corporate level is slower than anticipated.

PC Growth Rates

The underlying PC unit growth rate, which may increase at a slower rate in the future, impacts Corel's revenue growth.

Dependence on New Products

While Corel performs extensive usability and beta testing of new and enhanced products, user acceptance and corporate penetration rates ultimately determine the success of development and marketing efforts.

Product Ship Schedules

Delays in new-product releases impact sales growth rates and can cause operational inefficiencies that impact manufacturing and distribution logistics, distributor, reseller and OEM relationships, and technical support and customer service staffing.

Channel Mix

Average revenue per unit is lower from OEM licences than from retail versions, reflecting the relatively low direct costs of operations in the OEM channel. Corel expects that OEM revenues will increase during future periods.

Potential Fluctuations in Quarterly Results

Corel's quarterly operating results fluctuate as a result of a number of factors, including the timing of new product announcements and introductions by Corel and its competitors, pricing, distributor ordering patterns, the relative proportions of sales attributable to full kits and existing user upgrades, product returns and reserves, advertising and other marketing expenditures, and research and development expenditures. Revenues and earnings may be difficult to predict due to shipment patterns. Products are generally shipped as orders are received, and accordingly, Corel has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter. As is typical in the computer software industry, a high percentage of Corel's revenues are expected to be earned in the third month of each fiscal quarter and will tend to be concentrated in the latter half of that month. Accordingly, quarterly financial results will be difficult to predict until the end of the quarter and a shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels.

Employee Compensation

The highly competitive market for qualified personnel, especially software engineers and developers, could adversely affect Corel's ability to engage and retain competent qualified personnel, particularly development professionals. Corel believes that its employment policies in this regard are competitive with the industry norm. New government regulations, low stock prices or other factors could reduce the value of Corel's equity incentives and force Corel into more of a cash compensation model.

Dependence on Distributors

The distribution of Corel's products is carried out primarily through distributors, certain of which are material to the competitive position of Corel. The distribution channels through which software products for desktop computers are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and resellers, the emergence of new retailers such as general mass merchandisers and superstores, and the desire of large customers such as retail chains and corporate users to purchase directly from software developers. The loss of, or a significant reduction in sales volume attributable to, any of Corel's principal distributors or the insolvency or business failure of any such distributor could have a material adverse effect on Corel's results of operations.

International Operations and Geographic Concentration

Currently, Corel markets its products in approximately 70 countries. Corel anticipates that sales outside North America will continue to account for a significant portion of total sales. These sales are subject to certain risks including imposition of government controls, export licence requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs, differences in copyright protection and difficulties in managing accounts receivable. More than 40% of Corel's sales for the past three fiscal years were made in the United States. As a result, adverse developments in the United States markets for Corel's products could have a material adverse effect on Corel's results of operations.

Dependence on Key Personnel

Corel's success depends to a significant extent upon the performance of Corel's executive officers and key technical and marketing personnel, particularly the Company's founder and Chairman, President and Chief Executive Officer, Dr. Michael C.J. Cowpland. Corel has agreements describing compensation arrangements and containing non-disclosure covenants with certain of its key employees. Corel does not have employment agreements with other key employees, including Dr. Cowpland, and does not have non-competition agreements with any of its employees. Corel believes that its future success will also depend in large part on its ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


In connection with the class action lawsuit filed against the Company by named plaintiff Jeffery L. Fishbein, the plaintiffs filed a motion for class certification on June 27, 1997. The Company is in the process of conducting discovery and intends to oppose the plaintiffs' motion. On September 2, 1997, the plaintiff's counsel filed a Petition for leave to withdraw as Counsel, citing "irreconcilable differences relating to the litigation which preclude plaintiff's counsel from continuing to serve his best interests". Plaintiff's counsel have requested that he obtain substitute counsel. All matters presently before the court are stayed pending the outcome of the Petition. See the discussions in "Legal Proceedings" in the Company's previously filed annual and quarterly reports.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibits
          None


     b) Reports on Form 8-K

          The Company filed no reports on Form 8-K for the fiscal quarter ended August 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COREL CORPORATION
                                      (Registrant)



Date: October 6, 1997                    By:  /s/ Michael C.J. Cowpland
                                              -------------------------
                                              MICHAEL C. J. COWPLAND
                                              Chairman, President, Chief
                                              Executive Officer and Director



Date: October 6, 1997                    By:  /s/ Charles A. Norris
                                              ------------------------------
                                              CHARLES A. NORRIS
                                              Vice-President, Finance and
                                              Chief Financial Officer