Form 10-K405
period 1997-11-30
COREL CORP
filed 1998-03-02
CIK 890640

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                        Commission File Number 0-20562

                               COREL CORPORATION
            (Exact name of Registrant as specified in its Charter)

                     CANADA                            NOT APPLICABLE
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

    1600 CARLING AVENUE, OTTAWA, ONTARIO, CANADA            K1Z 8R7
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (613) 728-8200

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                  COMMON SHARES WITHOUT NOMINAL OR PAR VALUE
                               (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X        No
                                               -------       -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares as reported on the NASDAQ National Market on February 26, 1998 was $126,110,771. As of that date 59,346,217 Common Shares were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts II and IV.

================================================================================

                               COREL CORPORATION

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                                     INDEX



PART I
Item 1.    Business.........................................................................   3
Item 2.    Properties.......................................................................  11
Item 3.    Legal Proceedings................................................................  11
Item 4.    Submission of Matters to a Vote of Security Holders..............................  12

PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters........  13
Item 6.    Selected Financial Data..........................................................  15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of.......  15
           Operations
Item 8.    Financial Statements and Supplementary Data......................................  15
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial........  16
           Disclosures

PART III
Item 10.   Directors and Executive Officers of the Registrant...............................  17
Item 11.   Executive Compensation...........................................................  19
Item 12.   Security Ownership of Certain Beneficial Owners and Management...................  23
Item 13.   Certain Relationships and Related Transactions...................................  23

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................  24
Signatures..................................................................................  25



All financial information contained in this report is expressed in United States dollars, unless otherwise stated.

                                    PART I
ITEM 1.  BUSINESS

GENERAL
________________________________________________________________________________

The Company was incorporated as Corel Systems Corporation under the Canada Business Corporations Act by Articles of Incorporation dated May 29, 1985. The name of the Company was changed to Corel Corporation in May 1992. For the purposes of this report, unless the context otherwise requires, "Corel" refers to the consolidated operations of Corel Corporation and its wholly owned subsidiaries, Corel Corporation Limited, Corel Computer Corporation, Corel International Corporation, Corel Inc. and Corel Corporation (U.S.A.), while "the Company" refers to the parent, Corel Corporation.

Corel develops, manufactures, licenses, sells and supports a wide range of software products including graphics applications, business and consumer productivity applications, multimedia titles and communications applications. Corel is also engaged in the research and development of advanced technology software such as products for the new Webtop environment, which includes Java,
XML and HTML.   Corel products are available for users of most PCs, including
International Business Machines Corporation ("IBM/(R)/") and IBM-compatible PCs, Apple Computer Inc.'s ("Apple") Macintosh/(R)/ ("Mac"), and UNIX-based systems.

During the second quarter, Corel recorded a nonrecurring charge totaling $113.7 million. The charge consisted of write-downs of previously capitalized acquired technologies for the WordPerfect family of software programs and deferred development costs in the form of advance royalties paid to various developers of the Corel CD HOME Collection and Corel Medical Series software. Both multimedia product lines were sold to Hoffman + Associates Inc. of Toronto for cash, a minority interest in the acquiring company and an ongoing royalty stream over a period of time. During the same quarter, Corel announced the formation of a spin-off company, Corel Computer Corporation. This subsidiary develops and sells video and network computer products, and offers turnkey computing and communication solutions for corporate users.

On September 30, 1997, Corel sold various consumer product software lines to IMSI (International Microcomputer Software, Inc.). These lines included CorelCAD, Corel Visual CADD, CorelFLOW, Corel Lumiere Suite, Corel Click & Create and Corel Family Tree Suite. Corel sold these lines for cash, marketable securities in the acquiring company and an ongoing royalty stream over a period of time.

On January 20, 1998, Corel issued a press release announcing its financial results for the fourth quarter and the restatement of financial information for the first three quarters of fiscal 1997. The restatement related to certain Java technology exchange transactions undertaken by Corel during the first three quarters of the year. In that press release, Corel reported, in part, that the restatement had the effect of eliminating revenues and the amortization of related costs previously reported in connection with those transactions. The press release stated that the accounting treatment of these transactions in the first three quarters was considered appropriate at the time and that the treatment adopted in the restatement resulted from further consideration by Corel's auditors in connection with the year end audit. The release, which was included as an exhibit to a Report on Form 8-K filed by Corel with the Securities and Exchange Commission in January 1998, provided further information concerning the effects of the restatement on previously reported quarterly results and results for the fiscal year. See "Legal Proceedings."

Corel's business strategy emphasizes the development of a broad line of PC software application products for business and personal use, marketed through multiple channels of distribution. Corel is divided into three broad areas: the Software Development Group; the Sales and Customer Support Group; and the Operations and Administration Group.

The Software Development Group consists of four divisions, each responsible for a particular area of software development. The Graphics Software Division develops graphics software applications and products designed for the business, academic and home markets. The Productivity Applications Division creates business productivity applications and products designed for the business, academic and home markets. The Multimedia Software Division develops the CD-ROM Photo titles and the small computer system interface ("SCSI) software. The Communications Applications Division, operating as Corel Computer Corporation, develops video communication software and hardware.

The Sales and Customer Support Group is responsible for building long-term business relationships with customers. This group is organized to serve three customer types: end-users, original equipment manufacturers ("OEMs") and enterprises. The group also focuses directly on large organizations, offering tailored license programs and organization-wide support. The group manages the channels that serve customers by working with distributors, resellers and OEMs. The group supports Corel's products with technical support and customer service for end-users and organizations.

The Operations and Administration Group is responsible for managing business operations and overall business planning. This includes the process of manufacturing and delivering finished goods and licenses, and corporate functions such as finance, administration, human resources and legal.


PRODUCTS                                          GRAPHICS SOFTWARE APPLICATIONS
________________________________________________________________________________

The Graphics Software Division develops graphics applications software, which provides the PC with instructions for creating and manipulating graphics, text, or numbers. Corel's graphics software applications are designed to meet the needs of general business users, graphics professionals, and home PC users. Primary examples of graphics software applications include illustration, photo editing and painting, 3D rendering, and animation programs. Corel's graphics software applications programs are developed principally for the Microsoft Corporation ("Microsoft/(R)/") Windows/TM/ ("Windows") and Macintosh operating systems.

CORELDRAW. CorelDRAW/TM/ is a suite of software programs featuring integration of all of the major graphics functions that share a common "look and feel". CorelDRAW modules feature common commands and extensive use of object linking and embedding ("OLE") cross-application capabilities. CorelDRAW is available in several versions, with certain combinations of modules, supporting utilities, clipart images, fonts, photos and 3D models available for the various operating system platforms. Versions of CorelDRAW include: CorelDRAW 8 and CorelDRAW 7, 32-bit suites designed to run under Windows 95 and Windows NT, CorelDRAW 6 Suite for Power Macintosh and CorelDRAW 5 for Windows 3.x.

The CorelDRAW module is an illustration program allowing users to produce color illustrations incorporating both text and objects. The Corel PHOTO-PAINT/TM/ module is a photo-editing and painting module that enables users to apply global photo-retouching and pixel by pixel editing to scanned or photographic images. The Corel DREAM 3D module is a spline-based 3D modeling and rendering application that allows users to create 3D illustrations with predefined models and surface textures, lighting controls and high resolution rendering. Supporting utilities include Corel TEXTURE/TM/, a tool for creating realistic natural textures, Corel OCR-TRACE/TM/, a bitmap-to-vector conversion utility for images and text, Corel DEPTH/TM/, a tool for applying 3D effects to text and graphics, Corel SCAN/TM/, a wizard-based scanning utility with preset processing options, and Corel CAPTURE/TM/, a tool for capturing portions of, or the entire, application window.

CorelDRAW has the leading market share in the illustration segment of the Windows graphics software market with an installed base of over 6.3 million units worldwide.

COREL PRINT HOUSE/TM/, COREL PRINT & PHOTO HOUSE/TM/ AND COREL PRINT HOUSE/TM/ MAGIC. Corel Print House was developed as a graphics tool for home and small business design projects. Designed to run under Windows 95 and Windows NT, Corel Print House can be used to create greeting cards, banners, invitations, business cards, signs, calendars, menus, fax report covers, certificates and labels. Corel Print & Photo House adds photo-editing and bitmap creation capabilities that allow users to scan in their own photographs and touch them up or add special effects. Corel Print House Magic is a suite of applications which include Corel Print House 3, Corel Photo House 2 and an all-in-one Calendar, Address Book and List Manager.

COREL GALLERY/TM/, COREL GALLERY 2/TM/, COREL MEGA GALLERY/TM/ AND COREL GALLERY/TM/ MAGIC. Published on a single CD-ROM, Corel GALLERY is a visual clipart manager containing 10,000 of the clipart images that are included with CorelDRAW separated into over 50 categories. Corel GALLERY 2 contains 15,000 clipart images, 500 royalty-free photos, 500 fonts, 75 sound clips and 10 video clips. Corel MEGA GALLERY contains over 50,000 vector clipart images, 60,000 Internet-ready professional photos, 1,000 fonts, 200 sound clips, and 100 video clips. Corel GALLERY Magic 65,000 contains 25,000 vector clipart images, 40,000 photos, 500 fonts, 100 animated GIFs and 100 Web theme sets. Corel GALLERY Magic 200,000 is a collection of 105,000 clipart images, 80,000 photos and hundreds of fonts, animated GIFs, sounds, video clips and Web theme sets. All versions of Corel GALLERY allows users to drag and drop any of these images into any OLE compatible application or export images to several industry standard formats.

COREL PHOTO-PAINT. Corel PHOTO-PAINT is a photo-editing and painting program that enables users to apply global photo-retouching and pixel by pixel editing to scanned or photographic images. Corel PHOTO-PAINT is available in various versions: Corel PHOTO-PAINT 8, Corel PHOTO-PAINT 7 Plus and Corel PHOTO-PAINT 6 for Windows 95 and Windows NT; and Corel PHOTO-PAINT 5 Plus for Windows 3.x.

COREL GRAPHICS PACK. Corel Graphics Pack includes five, fully integrated graphics programs with a wizard-driven, task oriented user interface which prompts the user to the appropriate program particular to the project selected and guides them step by step through to completion of the task. Designed for Windows 95, Corel Graphics Pack includes Corel Print House; CorelFLOW 3, a business graphics and technical diagraming program; Corel PHOTO-PAINT 6; Corel MOTION 3D 6, an animation tool and internet utilities; and Corel PRESENTS 6, a presentation graphics program.

CORELWEB.GRAPHICS SUITE. CorelWEB.GRAPHICS SUITE includes six HTML authoring, animation and graphics programs designed for Windows 3.x, Windows 95 and Windows NT which allow users to create web pages for the Internet or corporate intranet. CorelWEB.GRAPHICS SUITE includes: CorelWEB.DESIGNER, Internet authoring software requiring no HTML programming knowledge and using a familiar word processor-style interface; CorelWEB.Transit, a tool to convert legacy documents into HTML format; CorelWEB.GALLERY, a library of over 7,500 Internet-ready images; CorelWEB.MOVE, software to add animations to Web pages; CorelWEB.WORLD, a tool that enables the user to turn a Web site into an interactive virtual reality; and CorelWEB.DRAW, software to create and edit illustrations using CorelDRAW technology.

COREL WEBMASTER SUITE. Corel WebMaster Suite offers a complete solution for creating Intranet and Internet web sites. Corel WebMaster Suite includes: Corel WEB.DESIGNER, Internet authoring software using a familiar word processor-style interface; Corel WEB.SiteManager, a tool that allows the user to manage local and remote Web sites; Corel WEB.WORLD enables the user to turn a Web site into an interactive reality; Corel WEB.MOVE, software that creates animation; design and bitmap editing as well as the ability to do database and Java-based publishing.

COREL VENTURA/TM/. Corel VENTURA is a suite of high-end desktop publishing software programs for publishing documents of any size, length or complexity. The latest version of Corel VENTURA, Corel VENTURA 7, allows users to publish Corel VENTURA 7 documents to HTML, portable electronic formats, such as Corel Envoy/TM/ and Adobe Acrobat/(R)/, a CD-ROM, over an internal network, or on the Internet. Corel VENTURA is available in two versions: Corel VENTURA 7 for Windows 95 and Windows NT, and Corel VENTURA 5 for Windows 3.x.

COREL XARA/TM/. CorelXARA, designed for Windows 3.x, Windows for Workgroups, Windows 95 and Windows NT, is a vector and bitmap drawing program allowing the user to create photo-realistic images using powerful artistic tools such as anti-aliasing, graduated transparency and stepless graduated fills. Tools for web page graphics publishing are also included.

OTHER GRAPHICS SOFTWARE PRODUCTS. On September 30, 1997, Corel sold to IMSI various graphics software titles in exchange for cash, marketable securities in the acquiring company and an ongoing royalty stream over a period of time. The software product lines sold included CorelCAD/TM/, Corel Visual CADD/TM/, CorelFLOW/TM/, Corel Click & Create/TM/, Corel Lumiere/TM/ and Corel Family Tree Suite/TM/.


                                              PRODUCTIVITY SOFTWARE APPLICATIONS
________________________________________________________________________________

Corel's productivity applications software are designed for use by a broad class of end-users, regardless of business, industry, or market segment. Primary examples of productivity software applications are word processing, spreadsheet, and presentation graphics programs. Corel's productivity software applications are developed for Windows, Macintosh, DOS and UNIX operating systems.

COREL WORDPERFECT SUITE. Corel WordPerfect/(R)/ Suite is a suite of software programs featuring seamless integration of the most commonly used desktop applications. Corel WordPerfect Suite combines document creation with graphics and Internet capabilities. There are several versions of Corel WordPerfect Suite available: Corel WordPerfect Suite for DOS; Corel WordPerfect Suite 7 for Windows 3.x; and Corel WordPerfect Suite 7 and WordPerfect Suite 8 for Windows 95 and Windows NT. In each of the 16-bit versions, certain combinations of the following programs are included: Corel WordPerfect; Corel Quattro/(R)/ Pro; Corel Presentations/TM/; CorelFLOW; Envoy electronic publishing software; Starfish Software's Sidekick personal information manager; Starfish Software's Dashboard integrated application and task-automation launcher; AT&T WorldNet Service software including Netscape Navigator Internet browser; 150 fonts and 10,000 clipart images. Corel WordPerfect Suite 8 and Corel WordPerfect Suite 7 for Windows 95 and Windows NT contain 32-bit versions of Corel WordPerfect, Corel Quattro/(R)/ Pro, Corel Presentations/TM/. Corel also created versions of Corel WordPerfect Suite for three key business sectors - legal, medical and construction. Corel Office Professional 7 - Medical Edition, Corel WordPerfect Suite 7 - Construction Edition and Corel WordPerfect Suite 7 - Legal Edition offer all the features found in the Corel WordPerfect Suite 7 along with industry-specific applications and resources.

COREL OFFICE PROFESSIONAL. Corel Office Professional is a suite of software programs which, depending on the version, includes enhanced Internet connectivity, graphics, and database features. Corel Office Professional is available in three versions: Corel Office Professional for Windows 3.x; Corel Office Professional 8 and Corel Office Professional 7 for Windows 95 and Windows NT with certain combinations of products available for the two operating system platforms. Products offered in Corel Office Professional for Windows 3.x and Corel Office Professional 7 versions include all of the components of Corel WordPerfect Suite plus the Corel Paradox/TM/ database management program and the InfoCentral/TM/ database information manager. Corel Office Professional 8 and Corel Office Professional 7 also include the CorelDRAW 6 illustration module, the Corel Time Line/(R)/ project management software, Corel Barista/TM/ technology which allows users to publish to the Java/TM/ language, QuickTasks/TM/ cross-application automation tool, and an additional 850 fonts. Among the features offered in Corel Office Professional 8 are Corel WEB.SiteBuilder 8, a tool which simplifies the process of creating and managing a Web site; CorelCENTRAL/TM/ 8, a personal information manager with fully integrated Netscape Communicator; Grolier Multimedia Encyclopedia Deluxe Edition 1998, a comprehensive online encyclopedia; and Corel Paradox 8.

COREL WORDPERFECT. Corel WordPerfect is Corel's principal word processing program providing all the features that users of word processing products expect plus the ability to handle graphics, tables, spreadsheet data, charts, and images imported from other software programs. Corel WordPerfect is available on a stand-alone basis for the Macintosh, DOS and UNIX operating systems, while Windows versions are available only as components of Corel WordPerfect Suite or Corel Office Professional.

COREL QUATTRO PRO. Corel Quattro Pro is an integrated spreadsheet with database, business graphics and, in version 7, Internet capabilities. Corel Quattro Pro is available in two versions: Corel Quattro Pro 6.0 for Windows 3.x and Corel Quattro Pro 7 for Windows 95.

COREL PARADOX. Corel Paradox, a powerful data management tool, delivers advanced features such as the ability to publish a database to the Web. It is offered in several configurations including a retail version and a Java runtime version.

COREL PRESENTATIONS. Corel Presentations is a presentation graphics program for producing slides, overheads, transparencies and prints. Corel Presentations is available in two versions: Corel Presentations 3 for Windows 3.x and Corel Presentations 7 for Windows 95.


                                                    MULTIMEDIA SOFTWARE PRODUCTS
________________________________________________________________________________

The Multimedia Software Division develops photo CD titles (for both the Internet and retail markets) as well as peripheral interface software for PCs.

COREL PROFESSIONAL PHOTO TITLES. Corel Professional Photo titles on CD-ROM provides an easy and inexpensive way for people to use professional photographs in all their visual communications. Corel Professional Photos are available on individual CDs (100 photos per CD), in packages of 10 CDs (100 photos per CD) or in one of three Corel Stock Photo Libraries, each of which consists of 200 Corel Professional Photos CD-ROM titles. Individual

Corel Professional Photos can also be downloaded from Corel's World Wide Web home page.

COREL CD HOME AND COREL MEDICAL SERIES TITLES. In May, 1997, Corel sold all software titles in the Corel CD HOME and Corel Medical series to Hoffmann + Associates for cash, a minority interest in the acquiring company as well as an ongoing royalty stream over a time period.

PERIPHERAL INTERFACE SOFTWARE. CorelSCSI/TM/ is a software package that allows users to link up to seven peripheral devices with a single host adapter card. CorelSCSI supports most major SCSI peripherals, including CD-ROM and other optical drives, hard disk drives, tape drives, printers and scanners.


                                            COMMUNICATIONS APPLICATIONS PRODUCTS
________________________________________________________________________________

In the second quarter, Corel announced the formation of a spin-off company, Corel Computer Corporation. This subsidiary develops and sells video and network computer products, and offers turnkey computing and communication solutions for corporate users. Corel's current desktop video communications product, CorelVIDEO/TM/, is a hardware and software solution that provides television quality video and audio, along with extensive communications features such as broadcast, multi-party conferencing, data sharing, and telephony. Within the local environment, CorelVIDEO uses a single pair of existing unused category 5 UTP wires to transport audio and video signals without impacting network traffic.


RESEARCH AND DEVELOPMENT
________________________________________________________________________________

The PC software industry is characterized by frequent changes in technology and user preferences, which require constant attention to software technology trends, shifting consumer demand and rapid product innovation. The pace of change has recently increased due to the burgeoning interest in the Internet, networking in general, and new programming languages such as Java.

Accordingly, Corel must be able to provide new software products and modify and enhance existing products on a timely and continuing basis to be competitive. Corel employs a strategy of both internally developing software, including overseeing third party development for certain products, and acquiring or licensing technology that will, in most cases, be enhanced by Corel. Corel believes that its ability to maintain technological competitiveness will depend in large part upon its ability to successfully enhance its existing products, develop new products on a timely basis and acquire or license complementary technologies and products in a timely manner. The Company strives to become as informed as possible at an early stage about changing usage patterns and hardware advances that may affect software design.

In order to better serve the needs of users outside of Canada and the United States, Corel "localizes" many of its products to reflect local languages and conventions. Various Corel products have been localized into more than 20 languages.

Corel's research and development expenses were $27.2 million, $65.9 million and $89.5 million in fiscal 1995, 1996 and 1997 respectively. Those amounts represented approximately 13%, 20%, and 34%, respectively, of sales in each of those years. Software acquired or licensed for incorporation into Corel's product line totaled $11.7 million in fiscal 1995, $171.1 million in fiscal 1996, of which $153.4 million was for the acquisition of the WordPerfect technology on March 1, 1996, and $12.2 million in fiscal 1997. Corel intends to continue significant expenditures for research and development activities.


MANUFACTURING
________________________________________________________________________________

The principal materials and components used in Corel's products include computer media (diskettes, CD-ROMs or tapes), documentation, and video hardware in the case of CorelVIDEO. Corel is often able to acquire component parts and materials on a volume discount basis.

Corel contracts all of its manufacturing activity to third parties. Manufacturing involves the duplication of computer media and user manuals, assembly of components, spot testing of the product and final packaging, in accordance with Corel's specifications. Corel believes there is an adequate supply of and source for the raw materials used in its products, and that multiple sources are available for media duplication, manual printing and final packaging. Corel's products are generally shipped as orders are received and, accordingly, Corel has historically operated with little backlog.


MARKETING, SALES AND DISTRIBUTION
________________________________________________________________________________

Corel's marketing and sales efforts are directed towards several customer types, including end-users, corporate accounts, and OEMs. Corel's marketing and sales staff seeks to build long-term relationships with customers and end-users of Corel products. In addition to the OEM channel, Corel has three major geographic sales and marketing areas: North America, Europe and the rest of the world.

End-user marketing activities cover all of Corel's products and target end-users who make individual buying decisions for the PCs they use at work or at home. Marketing activities aimed at end-users include developing and administering reseller relationships, channel marketing and promotions, end-user marketing programs and seminars, events and product training for resellers.

The Corporate Licensing unit has responsibility for sales and marketing activities that target groups of users in all organizations and enterprises. The unit works directly with these organizations and enterprises, as well as with channel partners such as distributors, value-added resellers and large account resellers, to provide complete desktop productivity solutions to this customer segment. The unit's sales and marketing activities include providing technical training to channel resellers, supporting and providing seminars, events, and sales training for channel partners. The unit also has responsibility for administering the Corel License Programs worldwide. Key products for the Corporate Licensing unit are graphics and productivity software applications.

The OEM customer unit works with original equipment manufacturers that preinstall or bundle Corel software on their PCs or peripheral hardware.


                                                         FINISHED GOODS CHANNELS
________________________________________________________________________________

DISTRIBUTORS AND RESELLERS. Corel sells its products worldwide to over 160 distributors for resale through software resellers. Distributors include Ingram Micro, Merisel, Tech Data, and Computer 2000. Resellers include MicroWarehouse and Multiple Zones International. Within the United States and Canada, Corel has sales representatives and support personnel who solicit orders from distributors and resellers and provide product training and sales support. In other countries, Corel's marketing personnel provide product training and sales support.

LICENSING. Corel has a program designed to make it easier for large or small organizations to acquire and maintain Corel products. The Corel License Program ("CLP") consists of two separate programs. CLP Universal offers flexible software acquisition, licensing and maintenance options specially designed to meet the needs of large multinational organizations. Targeted audiences include technology specialists and influential end-users in large enterprises. Marketing efforts and fulfillment are generally coordinated through Corel's network of large account resellers. CLP Choice offers flexible software acquisition and licensing options specially designed to meet the needs of small and medium sized organizations. Marketing efforts and fulfillment are generally coordinated through Corel's network of distributors and resellers.

SOLUTION PARTNERS. Corel's Solution Partners program is a support relationship with independent developers and consultants that provide products, solutions or services around Corel products. The program supports independent software vendors, consultants, value-added resellers ("VARs"), system integrators, custom application developers, and solution developers, as well as technical support and training organizations. Under this business partnership strategy, the Company provides sales and product information, development services, access to beta software, discounts on Corel products, as well as dedicated developer technical support.

APPROVED SERVICE BUREAUS. The Corel Approved Service Bureau Program ("CASB") supports organizations that output and render files created with Corel's graphics software applications such as CorelDRAW and Corel VENTURA. Under CASB, the Company provides members with product information, free priority technical support, and referral services through Corel's bulletin board service ("BBS"), CompuServe Forum and Customer Service and Technical Support networks.

DIRECT MARKETING. Corel promotes some of its products through direct marketing techniques directed toward existing and potential users of Corel's products. Fulfillment of product to the end-user is either by direct shipment or through resellers.


                                                                     OEM CHANNEL
________________________________________________________________________________

Corel markets certain productivity, graphics, and multimedia software applications under license agreements with OEMs that grant the OEMs the right to distribute copies of Corel's products with their hardware products. Corel has OEM agreements covering one or more of its products with most of the major PC hardware vendors, including Canon, Compaq, Cybermax, Dell, Digital Equipment Corporation, Epson, Gateway 2000, Hewlett-Packard, Packard Bell, Quantex and Vobis.


                                                       ADVERTISING AND PROMOTION
________________________________________________________________________________

Advertising, direct marketing, and marketing materials are targeted to various end-user groups through a variety of programs: (i) extensive worldwide advertising in broad consumer media (business publications and television) and trade publications; (ii) joint promotions with computer retailers under which qualifying resellers and OEMs are reimbursed for certain advertising expenditures; (iii) trade show and PC user group participation; and (iv) direct corporate marketing efforts. The Company has an in-house creative design group responsible for conceptualizing and producing all of Corel's ad copy, box covers, and promotional material. The Company has an in-house ad agency which places and monitors the effectiveness of Corel's worldwide advertising. The Company maintains a broad advertising campaign emphasizing the Corel brand identity.


CUSTOMERS
________________________________________________________________________________

As described above, Corel has three customer types: end-users, organizations or enterprises, and OEMs. Most end-users of Corel products are individuals in business, government agencies, educational institutions, and at home. These end-users obtain Corel products primarily through distributors, resellers, and OEMs, which include certain Corel products with their hardware. Note 7 to Consolidated Financial Statements (see Item 8) identifies customers that represent more than 10% of Corel's revenues.


PRODUCT SUPPORT
________________________________________________________________________________

Corel provides product support coverage options to meet the needs of users of Corel products. Support personnel are located in Orem, Utah; Ottawa, Ontario; and Dublin, Ireland. Certain support is also provided by qualified third-party support organizations in accordance with Corel's specifications for quality and timeliness of the support response. Corel generally hires individuals with product expertise and provides them with the productivity tools, continuous product education, training and consistent processes to deliver quality support for Corel products. Coverage options currently range from standard no-charge toll telephone support to fee-based offerings providing unlimited toll-free telephone and technical support for all Corel products 24 hours per day, 7 days per week.

Users have access to Corel's Knowledge Base, a database of technical support articles that is updated regularly with useful information regarding Corel products. Corel provides access to Knowledge Base, technical support information and frequently asked question and answers via Corel's worldwide web site on the Internet (http://www.corel.com). Corel maintains a forum on CompuServe and a bulletin board service ("BBS") to provide users with a mechanism to provide feedback as well as receive technical updates and notes. Additionally, users can access Corel's automated "Fax on Demand" system where up-to-date information about common issues and tips and tricks is stored in numbered documents.

Corel's Customer Service representatives, including a number of third-party organizations, answer questions about product specifications and pricing, sell Corel products, and issue replacement media and documents.

COMPETITION
________________________________________________________________________________

The PC software business is highly competitive and subject to rapid technological change. Many of Corel's current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than does Corel. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. As the market for Corel's products continues to develop, additional competitors may enter the market and competition may intensify.

GRAPHICS SOFTWARE. Corel's graphics software products face substantial competition from a wide variety of companies. In the illustration graphics segment, Corel's competitors include Adobe Systems Incorporated, Macromedia Inc., Deneba Systems Inc. and Micrografx, Inc.. In the photo-editing and painting graphics segment, Corel's competitors include Adobe and Micrografx. In the charting and presentation segments, Corel's competitors include Software Publishing Corporation, Microsoft Corporation, Adobe, Micrografx and IBM (Lotus Development Corporation). In the desktop publishing segment, Corel's competitors include Adobe and Quark, Inc. Corel's competitors include many other independent software vendors, such as Autodesk, Inc., Borland International, Inc., Apple Computer Inc. (Claris Corporation) and Computer Associates, as well as a number of personal computer manufacturers which devote significant resources to creating personal computer software, including Apple, Hewlett-Packard Company and IBM.

PRODUCTIVITY SOFTWARE. Corel's competitors in the productivity software (primarily office suites) marketplace include Microsoft and IBM (Lotus). According to industry sources, Microsoft currently has the largest overall market share for office suites. IBM has a large installed base with its spreadsheet program. Also, IBM pre-installs certain of its software products on various models of its PCs, competing directly with Corel productivity software.

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


PROPRIETARY RIGHTS
________________________________________________________________________________

Corel regards certain features of its internal operations, software and documentation as proprietary and relies on contract, copyright, trademark, and trade secret laws and other measures to protect its proprietary information. The Company holds no patents applicable to its current business, and existing copyright and trade secret laws afford only limited protection. The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological expertise and creative skills of its personnel are more important to establishing and maintaining technological leadership than are the various legal protections of its technology.

Corel provides its products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term. Corel makes source code available for certain of Corel's products. The provision of source code may increase the likelihood of misappropriation or other misuse of Corel's intellectual property. Corel licenses its products pursuant to shrink wrap licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect Corel's proprietary rights to the same extent as do the laws of Canada and the United States.

Except as noted in the "Legal Proceedings" section of this report, Corel is not aware that its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, from time to time Corel receives notices from third parties asserting that Corel has infringed their patents or other intellectual property rights. Corel may find it necessary or desirable in the future to obtain licenses from third parties relating to one or more of its products or relating to current or future technologies. There can be no assurance that third parties will not assert infringement claims against Corel in the future with respect to current or future products or that any such assertion will not require Corel to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, Corel believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.


EMPLOYEES
________________________________________________________________________________

As of November 30, 1997, Corel employed 1,454 people on a full-time basis, including 839 in research and development, 539 in sales, marketing and support, and 76 in finance and administration. Corel's success depends to a significant extent upon the performance of Corel's executive officers and key technical and marketing personnel, particularly the Company's founder and Chairman, President and Chief Executive Officer, Dr. Michael C.J. Cowpland. The loss of Dr. Cowpland could have a material adverse effect on Corel's results of operations. Corel believes that its future success will also depend in large part on its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel. Competition for employees is intense in the software industry. To date, Corel believes it has been successful in its efforts to recruit qualified employees, but there can be no assurance that Corel will continue to be as successful in the future. None of Corel's employees are subject to collective bargaining agreements. Corel believes relations with its employees are good.

ITEM 2.  PROPERTIES

Corel leases 188,000 square feet of office space in a facility located in Ottawa, Ontario under leases that expire in 2015; 20,484 square feet under a lease that expires in 2002 in another facility in Ottawa, Ontario; 106,450 square feet of office space in a facility located in Orem, Utah under a lease that expires in 1999; and 23,520 square feet of office space in a facility located in Dublin, Ireland under leases that expire between 1997 and 1999.

ITEM 3.  LEGAL PROCEEDINGS

On or about July 5, 1995, the Company received notice that a class action lawsuit had been filed against it by named plaintiff Jeffery L. Fishbein, in the Court of Common Pleas of the Seventeenth Judicial District in Snyder County, Pennsylvania. The complaint, as amended, included causes of action for breach of warranty and violations of state consumer protection laws, on behalf of persons who purchased CorelDRAW 4 and 5. The plaintiff's deposition, originally scheduled to continue on September 9 and 10, 1997, was postponed, due to plaintiff counsel's Petition for Leave to Withdraw as Counsel. By order of the Court dated September 5, 1997, all matters were stayed pending disposition of the Plaintiff's Counsels' Petition. On November 3, 1997, the Court ordered Mr. Fishbein to find replacement counsel on or before December 4, 1997, and granted Plaintiff's Counsel's Petition to Withdraw as Counsel. Because new counsel did not enter an appearance by December 4, 1997, the court held a hearing on December 12, 1997, "to address the issues as to why the action should not be discontinued". Pursuant to Pennsylvania Rules of Civil Procedure, a class action (even one that has not yet been certified) cannot be discontinued without notice unless the Court finds that the discontinuance will not prejudice other prospective class members. By Order dated December 12, 1997, this action was dismissed in its entirety, due to the failure of the plaintiff to appear and show cause as to why the action should not be discontinued and dismissed.

On or about January 12, 1998, the Company received notice that a complaint had been filed against it by Micrografx, Inc. in the Northern District of Texas, Dallas Division. The complaint alleges that the personal calendar included in Corel Print House Magic is strikingly similar to and in some instances virtually identical to the personal calendar found in the plaintiff's CreataCard Gold and CreataCard Plus software products. The complaint includes causes of action for copyright infringement, false designation of origin and false representations in commerce, unfair competition and unjust enrichment. By motion filed January 20, 1998, the plaintiff seeks a preliminary injunction to stop the Company from distributing or selling the personal calendar (Corel Family & Friends) included in Corel Print House Magic. An attempt to mediate the matters at issue occurred on February 12,

1998; however, this initiative was unsuccessful. Depositions of Corel's representatives occurred in Ottawa on February 19 and 20, 1998. Depositions of the plaintiff's representatives are currently scheduled to be held in Texas on March 2 and 3, 1998. Corel believes that the plaintiff's motion for preliminary injunction will likely be heard in mid-to-late April 1998, but there can be no assurance that this will be the case. The Company considers the complaint to be ill-founded and will vigorously defend both the action and motion for preliminary injunction.

On January 20, 1998, Corel issued a press release announcing its financial results for the fourth quarter and the restatement of financial information for the first three quarters of fiscal 1997. The restatement related to certain Java technology exchange transactions undertaken by Corel during the first three quarters of the year. In that press release, Corel reported, in part, that the restatement had the effect of eliminating revenues and the amortization of related costs previously reported in connection with those transactions. The press release stated that the accounting treatment of these transactions in the first three quarters was considered appropriate at the time and that the treatment adopted in the restatement resulted from further consideration by Corel's auditors in connection with the year end audit.

On or about February 23, 1998, Corel became aware that a class action lawsuit had been filed against it by named Plaintiff Great Neck Capital Appreciation Investment Partnership in the United States District Court for the Eastern District of New York. The complaint also names as co-defendants Dr. Michael C.
J. Cowpland, Corel's Chairman, President and Chief Executive Officer, and Mr. Charles Norris, Corel's former Vice President, Finance and Chief Financial Officer. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between March 26, 1997 and January 20, 1998 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b) and 10(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5, by misrepresenting or failing to disclose material information about Corel's financial condition. The complaint alleges that the defendants issued false and misleading press releases and financial statements for the first three quarters of fiscal 1997. Plaintiff alleges, in part, that defendants (a) failed to disclose that they were overstating Corel's reported profits by, among other things, inflating reported revenues and earnings through improperly recognizing revenue on Java technology exchange transactions, and (b) overstated revenues and earnings by understating reserves in connection with sales to distributors who had no obligation to keep or pay for the products. The complaint also alleges that Corel insiders, including the individual co-defendants, sold common shares during the Class Period at "artificially inflated prices". The complaint seeks an unspecified amount of money damages. As of February 26, 1998 the complaint had not been served on any defendant.

No motions have been filed or discovery yet undertaken. Corel intends to defend the litigation vigorously. However, due to the inherent uncertainties of litigation, Corel cannot accurately predict the ultimate outcome of the litigation. Investigating and defending the complaint may require expenditure of material amounts of funds and may require a significant amount of management's time and resources. An unfavorable outcome in the litigation could have a material adverse effect on Corel's business, financial condition and results of operations. Announcement of material developments in the litigation prior to its resolution could adversely affect the market price of Corel's common shares.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to intellectual property and other matters. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON SHARES

The Company's Common Shares are traded on The Toronto Stock Exchange (the"TSE") under the symbol "COS" and in the over-the-counter market on the NASDAQ National Market under the symbol "COSFF". The following table sets forth the range of quarterly high and low closing sale prices of the Common Shares on the TSE and on the NASDAQ National Market within the two most recent fiscal years.


                                                  FISCAL 1996                          FISCAL 1997
                                              HIGH            LOW                HIGH             LOW
                                          -----------     -----------         -----------     -----------
THE TORONTO STOCK EXCHANGE                                      (Canadian dollars)
--------------------------
First Quarter.............................    $24.50          $11.75             $11.10            $7.45
Second Quarter............................     19.05           12.25               9.70             6.90
Third Quarter.............................     17.75           11.25               9.15             7.60
Fourth Quarter............................     14.75            8.38               8.95             3.13

NASDAQ NATIONAL MARKET                                             (US dollars)
----------------------
First Quarter.............................    $18.00          $ 8.38             $ 8.25            $6.38
Second Quarter............................     13.88            8.88               7.13             5.00
Third Quarter.............................     13.00            8.25               6.75             5.50
Fourth Quarter............................     10.75            6.50               6.50             2.23

As of February 26, 1998, there were 693 record holders of Common Shares. A substantial number of Common Shares of the Company are held by depositories, brokerage firms and financial institutions in "street name." Based upon the number of annual reports and proxy statements requested by such nominees, the management of the Company estimates that the number of beneficial holders of Common Shares approximates 36,000 holders.

LIMITATIONS AFFECTING SECURITY HOLDERS

There is no law or government decree or regulation in Canada that restricts the export or import of capital, or affects the remittances of dividends, insurance or other payments to a non-resident holder of Common Shares, other than the withholding tax requirements described below.

TAXATION

The following discussion summarizes certain tax considerations relevant to an investment by individuals and corporations who, for income tax purposes, are resident in the United States and not in Canada, hold Common Shares as capital property, and do not use or hold the Common Shares in carrying on business through a permanent establishment or in connection with a fixed base in Canada (collectively, "Unconnected US Shareholders"). The Canadian tax consequences of an investment in the Common Shares by investors who are not Unconnected US Shareholders may be expected to differ substantially from the tax consequences discussed herein. The discussion is based upon the provisions of the Income Tax Act (Canada) (the "Tax Act"), the Convention between Canada and the United States of America with respect to taxes on Income and on Capital (the"Convention") and the published administrative practices of Revenue Canada, Taxation and judicial decisions, all of which are subject to change. The discussion does not take into account the tax laws of the various provinces or territories of Canada.

The discussion is intended to be a general description of the Canadian tax considerations and does not take into account the individual circumstances of any particular shareholder.

Any cash dividends and stock dividends on the Common Shares payable to Unconnected US Shareholders generally will be subject to Canadian withholding tax. Under the Convention, the rate of withholding tax generally applicable to Unconnected US Shareholders is 15%. In the case of a United States corporate shareholder owning 10% or more of the voting shares of the Company, the applicable withholding tax under the revised Canada US Income Tax Convention is reduced to 5% for 1997.

Capital gains realized on the disposition of Common Shares by Unconnected US Shareholders will not be subject to tax under the Tax Act unless such Common Shares are taxable Canadian property within the meaning of the Tax Act. Common Shares will generally not be taxable Canadian property to a holder unless, at any time during the five-year period immediately preceding a disposition, the holder, or persons with whom the holder did not deal at arm's length, or any combination thereof, owned 25% or more of the issued shares of any class or series of the Company. If the Common Shares are considered taxable Canadian property to a holder, the Convention will generally exempt Unconnected US Shareholders from tax under the Tax Act in respect of a disposition of Common Shares provided the value of the shares of the Company is not derived principally from real property situated in Canada. Neither Canada nor any province thereof currently imposes any estate taxes or succession duties.

DIVIDEND POLICY

The Company has neither declared nor paid cash dividends on its Common Shares since its inception and does not anticipate paying any dividends in the foreseeable future, but intends to retain future earnings for reinvestment to finance the growth of its business. On November 22, 1993, the Board of Directors declared a two for one stock split, effected in the form of a stock dividend, payable December 8, 1993 to shareholders of record on December 1, 1993. On October 8, 1994, the Board of Directors declared a three for two stock split, effected in the form of a stock dividend, payable October 28, 1994 to shareholders of record on October 24, 1994. Any future determination to pay dividends will be at the discretion of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The statement of income data set forth below with respect to the years ended November 30, 1995, 1996 and 1997 and the balance sheet data at November 30, 1996 and 1997 are derived from the audited financial statements of Corel included in
Item 8 hereof and should be read in conjunction with those financial statements and the notes thereto. The statement of income data set forth below with respect to the fiscal years ended November 30, 1993 and 1994 and the balance sheet data at November 30, 1993, 1994 and 1995 are derived from audited financial statements not included in this Annual Report on Form 10-K. All amounts are in United States dollars.

                                                                              YEAR ENDED NOVEMBER 30,
                                                           -------------------------------------------------------------
                                                              1993         1994          1995        1996         1997
                                                           ---------     ---------    ---------   ---------    ---------
                                                                       (In thousands, except per share data)
CANADIAN GAAP
Sales.....................................................  $105,027     $164,313     $196,379    $334,245     $ 260,581
Income (loss) from continuing operations..................    20,853       32,503       14,484      (2,750)     (231,678)
Income (loss) from continuing operations
   per share (fully diluted)..............................      0.45         0.63         0.26       (0.04)        (3.84)
Cash and short-term investments...........................    57,000       85,618       81,816      30,629        30,629
Working capital...........................................    84,821      129,094      149,353     120,945        20,356
Total assets..............................................   132,290      191,422      221,346     398,478       163,743
Long-term debt............................................         -            -            -      33,830        24,044
Shareholders' equity......................................   111,234      164,953      195,858     290,260        59,809

US GAAP
Income (loss) from continuing operations..................    20,853       32,503       14,484      (2,750)     (231,678)
Net income (loss) from continuing
   operations per share (fully diluted)...................      0.49         0.67  .      0.29       (0.05)        (3.84)

_________

Note:                        The summary financial information is prepared on the basis of Canadian GAAP, which is different in some respects from US GAAP. Significant differences between Canadian GAAP and US GAAP are set forth in
                             Note 10 of "Notes to Consolidated Financial Statements" included in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth on pages 18-31 of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report set forth on pages 32-45 and the back cover of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

 .    Independent Auditors Report;
 .    Consolidated Balance Sheets at November 30, 1996 and 1997;
 .    Consolidated Statements of Operations and Retained Earnings (Deficit) for
     the years ended November 30, 1995, 1996, and 1997;
 .    Consolidated Statements of Changes in Financial Position for the years ended November 30, 1995, 1996, and 1997; and
 .    Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers and directors of Corel:


NAME                                       AGE     POSITION WITH THE COMPANY
   Dr. Michael C.J. Cowpland                54     Chairman of the Board; President; Chief Executive Officer
   Patrick R. Beirne                        44     Chief Engineer
   Kim E. Dixon                             36     Vice President, Marketing
   Eid E. Eid                               40     President, Corel Computer Corporation
   Sandra Gibson                            34     Vice President, Human Resources
   Paul King                                39     Vice President, International Sales
   Paul C. LaBarge                          47     Secretary and Director
   Michael P. O'Reilly                      45     Vice President, Finance; Chief Financial Officer; Treasurer
   Paul Skillen                             37     Vice President, Software Development
   Carey Stanton                            30     Vice President, Business Development
   Don Sylvester                            43     Senior Vice President, Sales
   Kerry D. Williams                        35     Vice President, Manufacturing
   Lyle B. Blair (2)                        67     Director
   Hon. William G. Davis (1) (2)            68     Director
   Hunter S. Grant (1) (2)                  55     Director
   Jean-Louis Malouin                       54     Director

______________

(1)     Member of the Compensation Committee.
(2)     Member of the Audit Committee.

DR. MICHAEL C.J. COWPLAND founded the Company and has served as a Director, Chairman of the Board and President of the Company since May 1986. Prior to founding the Company in 1985, Dr. Cowpland held a variety of executive positions with Mitel Corporation, a telecommunications company, most recently as Chairman of the Board.

PATRICK R. BEIRNE joined the Company in November 1985 as Chief Engineer. Prior to November 1985, Mr. Beirne held a number of positions with Mitel Corporation, most recently as Senior Staff Engineer.

KIM E. DIXON joined the Company in August 1990 as Senior Product Specialist - Central USA and was appointed Corporate Accounts Manager - USA in December 1990 and North American Marketing Manager in November 1991. Ms. Dixon held the positions of Manager of Media and Market Development - United Kingdom, Australia, New Zealand from January 1993 until July 1993, Manager of International Advertising and Product Marketing from August 1993 until August 1995, and Creative Director from September 1995 until January 1997, at which time she was appointed to her current position, Vice President, Marketing.

EID E. EID joined the Company in October 1989 as a Software Programmer. He held the positions of Team Leader from January 1993 until September 1993, and Director, Graphics Software from October 1994 until April 1996, at which time he was appointed Vice President, Software Development. In June 1997, he was appointed President, Corel Computer Corporation.

SANDRA GIBSON joined the Company in March 1990 as a Human Resource Generalist. She held the positions of Supervisor, Human Resources from January 1993 until March 1995, Manager, Human Resources from March 1995 until February 1996, Director, Human Resources from March 1996 until September 1996, and Director, Corporate Services from September 1996 until January 1997, at which time she was appointed to her current position, Vice President, Human Resources.

PAUL KING joined the Company in January 1998. As Vice-President, International Sales, Mr. King has more than 17 years of Canadian and International sales and marketing experience. Prior to joining Corel, he was Vice President of retail systems at NCR Canada Ltd. where he was responsible for direct sales and marketing in that division.

PAUL C. LABARGE has been Secretary of the Company since January 1992. He was appointed a Director of the Company in April 1996. Mr. LaBarge is a Partner of LaBarge Weinstein, external counsel to the Company. Prior to establishing LaBarge Weinstein in February 1997, Mr. LaBarge was a partner with Blake Cassels & Graydon since February 1990. Previously, Mr. LaBarge was a partner with the firm of Lang Michener.

MICHAEL P. O'REILLY was appointed Vice President, Finance, Chief Financial Officer and Treasurer in December 1997. Prior to joining Corel, Mr. O'Reilly was a senior tax partner in the Ottawa practice of KPMG, the international professional advisory services firm.

PAUL SKILLEN joined the Company in September 1992 as a software developer. He moved on to head up many engineering projects within Corel. In 1996 he was transferred to Orem, Utah to oversee the WordPerfect transition from Novell, Inc. to Corel Corporation. Mr. Skillen was subsequently named Vice President of Engineering in 1997. Prior to joining Corel, he was involved in several high-technology start-up companies including his own consulting firm. Mr. Skillen has almost 20 years experience in the Ottawa area high technology industry.

CAREY STANTON joined the Company in May 1991 as Sales Leads Coordinator and was appointed Account Executive for CorelSCSI - USA in October 1991 and Product Marketing Manager in December 1991. He held the positions of Manager, OEM Sales for CorelSCSI, RAID and other Network related product lines from August 1992 until August 1993, and Business Manager from September 1993 until January 1997, at which time he was appointed to his current position, Vice President, Business Development.

DON SYLVESTER joined the Company in August 1997. As Senior Vice President, Sales, Mr. Sylvester has twenty years of sales and marketing experience, including seven years with Dell Computer Corporation as the Director of Commercial Sales. Mr. Sylvester holds an MBA from the University of Windsor.

KERRY D. WILLIAMS joined the Company in November 1989 as Materials Administrator. He held the positions of Manufacturing Manager from February 1990 until January 1994, Director, Operations and Advertising from January 1994 until August 1995, and Director, Operations from September 1995 until January 1997, at which time he was appointed to his most recent position, Vice President, Manufacturing.

LYLE B. BLAIR has been a Director since September 1989. Mr. Blair has been Chairman of L.B. Blair Management Ltd. since 1976. L.B. Blair Management Ltd. has owned and operated several companies including, from 1980 to 1992, Storwal International Inc., an office furniture manufacturer, and Thames Valley Beverages, the largest independent Ontario Pepsi bottler, from 1976 to 1988. Prior to 1976, Mr. Blair held senior international positions with Procter & Gamble Inc. and Pepsico Inc.

WILLIAM G. DAVIS has been a Director since September 1989. Mr. Davis has been counsel to Tory Tory DesLauriers & Binnington, Barristers and Solicitors, since February 1986. He served as Canada's Special Envoy on Acid Rain from March 1985 to March 1986 and prior to March 1985 was Premier of the Province of Ontario. Mr. Davis is a director of The Seagram Company Ltd., Magna International Inc. and First American Title Insurance Company, all of which are reporting companies under the Securities Exchange Act of 1934.

HUNTER S. GRANT has been a Director since September 1989. Mr. Grant has been Co-Publisher, President and General Manager of the Recorder and Times Limited, a newspaper publishing company, since July 1977.

JEAN-LOUIS MALOUIN became a Director in November 1996. Since 1992, Dr. Malouin has been the Dean of the Faculty of Administration at the University of Ottawa. From 1989 to 1992, Dr. Malouin was the Dean of Administration at the University of Alberta and is a former dean at the Universite Laval. He is an expert in operations and production management, management information systems design and research methodology. He has served as a management consultant for numerous organizations and institutions including the Canadian International Development Agency (CIDA), the Universite du Quebec and the Organization for Economic and Cooperation Development.

Under the Canada Business Corporations Act, a majority of the Board of Directors and a majority of Board Committee members must be resident Canadians. All directors hold office until the next annual meeting of shareholders and until their successors have been elected. The officers of the Company serve at the discretion of the Board of Directors of the Company. There are no family relationships among any of the directors and executive officers of the Company.

The Audit Committee reviews the internal accounting procedures of the Company and consults with and reviews the services provided by the Company's independent auditors and is responsible for corporate governance issues relating to the Company.

The Compensation Committee reviews the compensation and benefits of all officers of the Company and recommends to the Board of Directors the compensation and benefits of the most senior officers of the Company. It reviews general policy matters relating to employment and wage equity, compensation and benefits of employees of the Company generally. The Compensation Committee administers the granting of stock options to eligible participants in the Corel Corporation Stock Option Plan.

ITEM 11.  EXECUTIVE COMPENSATION

The following table, presented in accordance with the regulations to the Securities Act (Ontario), sets forth all compensation paid in respect of the individuals who were, at November 30, 1997, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "named executive officers").

                          SUMMARY COMPENSATION TABLE

                                                                                                                   LONG-TERM
                                                                                                                  COMPENSATION
                                                                           ANNUAL COMPENSATION                       AWARDS
                                                                --------------------------------------------    ----------------
                                                                                                OTHER ANNUAL    SECURITIES UNDER
                                                                                                COMPENSATION        OPTIONS
NAME AND PRINCIPAL POSITION                     YEAR            SALARY          BONUS                (1)           GRANTED (#)
---------------------------                     ----            ------          -----           ------------    ----------------


Michael C.J. Cowpland                           1997          $213,236           Nil                                        -
  Chairman, President and                       1996           188,388           Nil                                1,175,000
  Chief Executive Officer                       1995           163,895           Nil                                  603,000

Eid E. Eid                                      1997           188,025           Nil                                        -
  President, Corel Computer Corp.               1996           181,062           Nil                                  200,000
                                                1995           156,617           Nil                                  234,400

Charles A. Norris (2)                           1997           130,590           Nil                                        -
   Vice President, Finance and                  1996           106,300           Nil                                   24,400
   Chief Financial Officer                      1995            82,264           Nil                                   24,600

Paul Skillen                                    1997           184,304           Nil                                        -
  Vice President, Software Development          1996           117,296           Nil                                   12,000
                                                1995            81,315           Nil                                   14,000

Kerry D. Williams                               1997           130,287           Nil                                        -
  Vice President, Manufacturing                 1996           128,414           Nil                                   36,800
                                                1995           114,348           Nil                                   37,300
_____________________________________________________________________________________________________________________________

Notes:
(1) Perquisites and other personal benefits do not exceed the lesser of $50,000 and 10% of the total of the annual salary and bonus for any of the named executive officers.
(2) Effective December 2, 1997, Mr. Norris resigned his position as Vice President, Finance and CFO and left the Company. Mr. Norris' responsibilities were assumed by Mr. Michael P. O'Reilly.

CASH COMPENSATION

The aggregate cash compensation paid or payable to executive officers of the Company for the year ended November 30, 1997 was $1,423,821 during which period there were ten executive officers. The Company furnishes other benefits to its officers and other employees. The estimated aggregate cost to the Company to provide such other benefits to the executive officers of the Company as a group for the year ended November 30, 1997 was less than $11,759 and was attributable primarily to health and dental benefits.

Directors who are salaried officers of the Company receive no compensation for serving on the Board. The other directors (the "independent directors"), of which there are currently five, receive an annual retainer of CAD$16,000 and a fee of CAD$800 (CAD$1,600 for Committee Chairman) for each Board of Directors and Committee meeting they attend and are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending such meetings. For the year ended November 30, 1997, the independent directors received an aggregate of $122,520 for their services and in reimbursement for their expenses.

DIRECTORS' AND OFFICERS' INSURANCE

Corel maintains directors' and officers' liability insurance insuring directors and officers of the Company and its subsidiaries against liability for acts or omissions in their capacities as directors or officers, as well as insuring the Company and its subsidiaries for claims relating to securities matters, subject to certain exclusions. Such insurance also insures Corel against all losses which it may incur in indemnifying officers and directors of Corel. The maximum amount payable under the policy is CAD$5,000,000 per occurrence and CAD$5,000,000 per year, subject, in the case of Corel, to a deductible of US$250,000 per occurrence for entity coverage in Canada, and a deductible of US$250,000 per occurrence for any claims against a director, officer or entity in the United States.

STOCK OPTION PLAN

The Corel Corporation Stock Option Plan (the "Plan") is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan the Committee may grant options to purchase Common Shares of the Company to all eligible participants including, full-time permanent employees of Corel, directors on the Board of Directors and persons appointed as an officer of the Company by the Board of Directors. The factors which the Committee considers when granting options include outstanding performance and/or contribution to Corel. The exercise price of such options may not be less than the closing price of the Common Shares on the TSE on the trading day immediately preceding the date of the grant. All options granted under the Plan are non-transferable and the exercise price thereof must be paid at the time of exercise. Options are exercisable for a period of four years from the date of grant. Options held by a participant who ceases to hold a board or office position or whose employment is terminated for any reason, including death, are, for options granted prior to November 1, 1993, exercisable to a date which is not later than four years from the date of the grant. Options granted since that date are exercisable for 30 days following termination. In addition, the Chief Executive Officer of the Company may extend such periods for any participant to a date which is not later than four years from the date of the grant.

On April 18, 1997, the shareholders passed a resolution that allowed employees or directors of the Company to tender any existing options held by them to the Company for repricing and regranting. The number of options to be regranted was determined by reducing the initial granted amount pro rata by that ratio that the exercise price of the regranted option is to the original exercise price. The exercise price of the regranted option was effected on the basis of the fair market value of the Common Shares of the Company at the close of market on the day prior to the 14/th/ day following all requisite approval, or CAD$7.70 on May 1, 1997. Pursuant to the passing of the resolution, 10,373,000 options at exercise prices ranging from CAD$7.917 to CAD$25.25 were exchanged for 5,773,614 options at an exercise price of CAD$7.70, of which 3,853,033 options at exercise prices ranging from CAD$9.50 to CAD$22.38 were exchanged by the named executive officers for 2,163,253 options at an exercise price of CAD$7.70. Michael C.J. Cowpland exchanged 2,850,949 options at exercise prices ranging from CAD$9.50 to CAD$22.38 for 1,631,683 options at an exercise price of CAD$7.70. Eid E. Eid exchanged 598,098 options at exercise prices ranging from CAD$9.50 to CAD$22.38 for 311,232 options at an exercise price of CAD$7.70. Charles Norris exchanged 112,881 options at exercise prices ranging from CAD$9.50 to CAD$22.38 for 55,746 options at an exercise price of CAD$7.70. Paul Skillen exchanged 137,472 options at exercise prices ranging from CAD$9.50 to CAD$22.38 for 80,494 options at an exercise price of CAD$7.70. Kerry Williams exchanged 153,633 options at exercise prices ranging from CAD$12.67 to CAD$19.67 for 84,098 options at an exercise price of CAD$7.70.

During the year ended November 30, 1997, the Company granted options to purchase up to 202,800 Common Shares to 33 participants at an average exercise price of CAD$6.77 per share, of which options for 134,000 Common Shares were granted to one executive officer and five directors of the Company at an average exercise price of CAD $6.62 per share.

As of November 30, 1997, there were outstanding under the plan options exercisable for an aggregate of 6,157,519 Common Shares at prices ranging from CAD$4.00 to CAD$22.38 per share and expiring at various dates through November 14, 2001. Of such options, options exercisable for an aggregate total of 1,999,272 Common Shares were held by nine executive officers and five directors of the Company. Other participants as a group as of such date held options exercisable for an aggregate of 4,158,247 Common Shares at prices ranging from CAD$7.05 to CAD$22.38 and expiring at various dates through September 12, 2001.

For the fiscal year ended November 30, 1997 there were no stock options granted under the Plan to the above named executive officers; certain options were repriced as discussed above.

The following table sets forth each exercise of stock options under the Plan during the fiscal year ended November 30, 1997 to the named executive officers.

           AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED
              NOVEMBER 30, 1997 AND FISCAL YEAR-END OPTION VALUES


                                                                                    Value of
                                                                                   Unexercised
                           Securities                            Unexercised      in-the-Money
                            Acquired        Aggregate Value      Options at        Options at
                           on Exercise         Realized         Nov. 30, 1997     Nov. 30, 1996
        Name                   (#)              (CAD$)               (#)             (CAD$)
        ----               -----------      ---------------     -------------     -------------
Michael C.J.  Cowpland         455,910            $455,910         1,175,773                 -
Eid E. Eid                      37,993              38,443           273,239                 -
Charles A. Norris                2,900              14,007            55,746                 -
Paul Skillen                    41,339              47,540            39,155                 -
Kerry D. Williams               83,625              80,062           101,663                 -

COMPENSATION COMMITTEE

As at November 30, 1997 the members of the Compensation Committee (the "Committee") were Hunter S. Grant (Chairman) and the Honourable William G. Davis. The Committee has a mandate to: (a) monitor compliance with provincial legislation applicable in respect of employment practices of the Company, (b) determine the appropriate allocation of options, (c) determine Chief Executive Officer and senior officer compensation, (d) monitor compliance with statutory requirements for employment matters including remittances and legislation, and
(e) review levels of compensation generally for the Company. The Committee met five times in fiscal 1997 and acted by way of resolution on other occasions.

The Company has a policy of compensation based on merit and performance and does not discriminate or distinguish with respect to persons performing similar functions. Compensation in the Company, based on industry surveys, is consistent with industry standards at the level necessary to attract and retain qualified personnel.


REPORT ON EXECUTIVE COMPENSATION

The philosophy of the Company in the determination of senior executive compensation is to encourage performance in order to maintain the position of the Company in a highly competitive environment. As a result, the compensation package is based upon salaries which provide a reasonable level of remuneration and broad distribution of employee stock options. Given the nature of the industry, the performance of the stock is sensitive to the financial performance of Corel and as such provides a compensation regime which encourages active support of the Company's competitive efforts.

With the concurrence of the Compensation Committee, the Chief Executive Officer participates directly in the fixing of the compensation for all levels of employees. Base compensation is reviewed annually to verify compatibility with industry norms. The Chief Executive Officer is involved in all aspects of compensation determination and he assesses, with the assistance of the relevant managers on an on-going basis, performance of the individual incumbents. Individual salaries are set in an appropriate salary range and reflect the employee's experience and proven or expected performance.

To ensure a linkage of management with the shareholder, stock options are granted at 100% of market value at the time of the stock option grant. Under the terms of the stock option plan, options must be exercised within a period of four years from the date of the grant. All options granted vest immediately on grant and terminate 30 days after termination of employment unless otherwise determined by the Chief Executive Officer. The number of stock options available for grant under the program are determined by shareholder resolution and fixed as at April 18, 1997 at 16,000,000 and are restricted for certain participants to 10% of the issued and outstanding capital of the Company from time to time.

No additional benefits or perquisites are provided to members of management that are not available to employees of Corel generally. These currently include health, long-term disability, dental, group life and a fitness membership.

PERFORMANCE GRAPH

The following chart and graph compares the yearly percentage change over the last five years in the cumulative total shareholder return on the Company's Common Shares with the cumulative total return of the NASDAQ Index and the NASDAQ Computer and Data Processing Services Stock Index:


                             [GRAPH APPEARS HERE}


FIVE-YEAR TOTAL RETURN ON $100 INVESTMENT


__________________________________________________________________________________________________________
                                                        1993       1994       1995       1996       1997
__________________________________________________________________________________________________________
Corel                                                   100.00      79.86      97.81      47.11      13.39
Computer and Data Processing Services Stock Index       100.00     119.32     186.16     229.61     269.96
NASDAQ Index                                            100.00     116.07     164.31     200.25     248.80
__________________________________________________________________________________________________________

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 26, 1998, certain information with respect to the beneficial ownership of Common Shares by (1) each person known by the Company to be a beneficial owner of more than 5% of its outstanding Common Shares, (2) by each director and executive officer and (3) by all directors and executive officers as a group.

                                           COMMON            EXERCISABLE        PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER       SHARES              OPTIONS            OWNED   (1)
------------------------------------       ------            -----------        ----------
Dr. Michael C.J. Cowpland                  5,450,558         1,175,773              10.9
Novell, Inc                                8,950,000                 -              15.1
    1555 N. Technology Way
    Orem, Utah   84057
Lyle B. Blair                                  3,000            27,107                  *
Hon. William G. Davis                          1,500            27,620                  *
Hunter S. Grant                                    -            30,186                  *
Paul C. LaBarge                                4,000            27,107                  *
Jean Louis Malouin                                 -             5,000                  *
Kim E. Dixon                                       -            41,273                  *
Eid E. Eid                                         -           273,239                  *
Sandra Gibson                                      -            16,134                  *
Michael P. O'Reilly (3)                            -           100,000                  *
Paul Skillen                                       -            39,155                  *
Carey Stanton                                      -            35,015                  *
Don Sylvester                                      -           100,000                  *
Kerry D. Williams                                290           101,663                  *
Directors and Executive Officers
    as a group (14 persons) (2)            5,459,348         1,999,272               12.0

*     Indicates less than 1%.

(1) Percentage ownership is calculated using as a denominator the total number of Common Shares outstanding plus the number of Common Shares to which the beneficial owner indicated has a right to acquire pursuant to options currently exercisable or exercisable within 60 days.

(2) The address for each director and executive officer is Corel Corporation, 1600 Carling Avenue, Ottawa, Ontario, Canada K1Z 8R7.

(3) Mr. O'Reilly's options were granted on December 3, 1997 but do not vest for a six month period thereafter.

Statements contained in the table as to securities beneficially owned by directors, executive officers and beneficial owners of more than 5% of the Company's outstanding Common Shares are, in each instance, based upon information obtained from such directors and executive officers. Statements contained in the table as to securities beneficially owned by beneficial owners of holders of 5% or more of the Company's outstanding Common Shares are based on Schedules 13G or 13D filed by such persons with the U.S. Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Inapplicable pursuant to Instruction 3 to Item 404 of Regulation S-K, except for transactions described elsewhere in this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     FINANCIAL STATEMENTS AND SCHEDULES

        The following audited financial statements of Corel (together with the independent auditors report thereon and the notes thereto) are included in this Report:

        (a) Consolidated Balance Sheets at November 30, 1996 and 1997.

        (b) Consolidated Statements of Operations and Retained Earnings (Deficit) for the years ended November 30, 1995, 1996 and 1997.

        (c) Consolidated Statements of Changes in Financial Position for the years ended November 30, 1995, 1996 and 1997.

        Financial statement schedules have been omitted because the required information is included in the financial statements or notes thereto as set forth under Item 8 of this Report on Form 10-K.

(b)     REPORTS ON FORM 8-K

        On January 21, 1998, the Company filed a Report on Form 8-K to report the restatement of the financial results for the first three quarters of fiscal 1997.

(c)     LISTING OF EXHIBITS


        Exhibit
        Number          Description
        -------         -----------

         3.1            Certificate and Articles of Incorporation (1)

         3.2            By-law No. 6 (1)

         4.1            Specimen of Common Share Certificate (1)

        10.1            Distribution Agreement dated October 2, 1991 between
                        Corel Corporation and Ingram Micro Inc. (1)

        10.2            Distribution Agreement dated May 11, 1989 between Corel
                        Corporation and Merisel, Inc. (formerly Softsel Computer
                        Products, Inc.) (1)

        10.3 Agreement for Purchase and Sale by and among Novell, Inc., Corel Corporation, Corel Corporation Limited, and
                        Corel Corporation (Delaware) (3)

        13.1            Management's Discussion and Analysis of Financial
                        Condition and Results of Operations (Incorporated by
                        Reference to Pages 18-31 of 1997 Annual Report to
                        Shareholders ("1997 Annual Report"))

        13.2            Financial Statements (Incorporated by Reference to Pages
                        32-45 and Back Cover of 1997 Annual Report)

        21.1            Subsidiaries of Registrant (Incorporated by Reference to
                        Exhibit 13.2 filed herein)

        23.1            Independent Auditor's Consent

        99.1            Form of License Agreement, including Limited Warranty(1)

_________________

(1) Incorporated by reference to Registration Statement on Form F-1, file no. 33-50886.
(2) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended November 30, 1994.
(3) Incorporated by reference to Exhibit 2.01 to the Company's Report on Form 8-K/A, Amendment No. 2, dated March 1, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ottawa, Province of Ontario, Canada, on February 26, 1997.

                                                COREL CORPORATION


                                                By  /s/ Michael P. O'Reilly
                                                  -----------------------------
                                                        Michael P. O'Reilly
                                                     Vice-President, Finance;
                                                     Chief Financial Officer;
                                                            Treasurer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints MICHAEL C.J. COWPLAND and MICHAEL P. O'REILLY, his Attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said Attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 25, 1997.

            SIGNATURE                              TITLE
  /s/ Michael C.J. Cowpland
------------------------------
      Michael C.J. Cowpland             Chairman of the Board of Directors,
                                        President and Chief Executive Officer

  /s/ Lyle B. Blair
------------------------------
      Lyle B. Blair                     Director

  /s/ William G. Davis
------------------------------
      William G. Davis                  Director


------------------------------
      Hunter S. Grant                   Director


------------------------------
      Paul C. LaBarge                   Director

  /s/ Jean-Louis Malouin
------------------------------
      Jean-Louis Malouin                Director

  /s/ Michael P. O'Reilly
------------------------------
      Michael P. O'Reilly               Vice-President, Finance; Chief Financial
                                        Officer; Treasurer (Principal
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                       Description
--------------                       -----------

  13.1            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

  13.2            Financial Statements

  21.1            Subsidiaries of Registrant

  23.1            Independent Auditor's Consent