Form 10-Q
period 1998-02-28
COREL CORP
filed 1998-04-14
CIK 890640

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended                      February 28, 1998
                     ----------------------------------------------------

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the transition period from ________________ to _______________________

                         Commission File Number 0-20562
                                                -------

                               COREL CORPORATION
                               -----------------
             (Exact name of Registrant as specified in its Charter)


              Canada                               NOT APPLICABLE
  ---------------------------------              ----------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)


      1600 Carling Avenue, Ottawa, Ontario, Canada      K1Z 8R7
      --------------------------------------------      -------
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

                               YES   X     NO
                                  -------     _____

  As of April 8,1998, the registrant had 59,346,209 Common Shares outstanding.


===============================================================================

                               COREL CORPORATION


                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
   Item 1. Financial Statements

           Consolidated Balance Sheets as at November 30, 1997
             and February 28, 1998.........................................  3

           Consolidated Statements of Operations and Retained Earnings
            (Deficit) for the three months ended February 28, 1997 and
            February 28, 1998..............................................  4

           Consolidated Statements of Changes in Financial Position
             for the three months ended February 28, 1997 and February 28,
             1998..........................................................  5

           Notes to Consolidated Financial Statements......................  6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................  10

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings...............................................  21

   Item 6. Exhibits and Reports on Form 8-K................................  22

SIGNATURES.................................................................  23

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS
                               COREL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (in thousands of U.S.$)

                                                             November 30,          February 28,
                                                                 1997                   1998
                                                                                    (unaudited)
                                                        --------------------   -------------------
ASSETS

Current assets:
     Cash and short-term investments.................              $  30,629             $  18,948
     Accounts receivable (note 2)
         Trade.......................................                 50,951                33,955
         Other.......................................                  2,310                 2,961
     Inventory (note 3)..............................                 11,412                12,486
     Deferred income taxes...........................                  2,353                 2,695
     Prepaid expenses................................                  2,591                 2,021
                                                                   ---------             ---------
                                                                     100,246                73,066
Capital assets (note 4)..............................                 63,497                57,397
                                                                   ---------             ---------
                                                                   $ 163,743             $ 130,463
                                                                   =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable................................              $  13,840             $   6,457
     Accrued liabilities.............................                 34,223                32,431
     Current portion of long-term debt...............                 13,500                13,500
     Income taxes payable............................                  4,203                 5,077
     Deferred revenue................................                 14,124                11,992
                                                                   ---------             ---------
                                                                      79,890                69,457
Long-term debt (note 5)..............................                 24,044                23,273
Shareholders' equity
     Share capital (note 6)..........................                204,235               202,879
     Contributed surplus.............................                    730                 1,099
     Deficit.........................................               (145,156)             (166,245)
                                                                   ---------             ----------
                                                                      59,809                37,733
                                                                   ---------             ----------
                                                                   $ 163,743             $ 130,463
                                                                   =========             ==========



         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND RETAINED EARNINGS (DEFICIT)
                 (in thousands of U.S.$, except per share data)
                                  (unaudited)


                                                                        Three months ended
                                                                  -------------------------------
                                                                  February 28,       February 28,
                                                                      1997               1998
                                                                 -------------       ------------
Sales.......................................................        $  80,718           $  45,460
Cost of sales (note 7)......................................           24,023              10,442
                                                                    ---------           ---------
   Gross profit.............................................           56,695              35,018
                                                                    ---------           ---------
Expenses:
   Advertising..............................................           19,873              11,168
   Selling, general and administrative......................           19,652              18,417
   Research and development.................................           18,823              21,165
   Depreciation and amortization............................            6,894               4,391
   Loss on foreign exchange.................................              183                 283
                                                                    ---------           ---------
                                                                       65,425              55,424
                                                                    ---------           ---------
Loss from operations........................................           (8,730)            (20,406)
Interest expense............................................              501                 133
                                                                    ---------           ---------
Loss before income taxes....................................           (9,231)            (20,539)

Income taxes:
    Current.................................................            3,847                 892
    Deferred (reduction)....................................           (1,824)               (342)
                                                                    ---------           ---------
                                                                        2,023                 550

Net loss....................................................          (11,254)            (21,089)
Retained earnings (deficit) at beginning of period..........           86,955            (145,156)
                                                                    ---------           ----------
Retained earnings (deficit) at end of period................        $  75,701           $(166,245)
                                                                    =========           =========

Loss per share: (note 6)
    Net loss
       Basic................................................           ($0.19)             ($0.36)
    Average number of Common Shares outstanding:
       Basic................................................           60,068              59,346
--------------------------------------------------------------------------------------------------


         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN FINANCIAL POSITION
                            (in thousands of U.S.$)
                                  (unaudited)


                                                                              Three months ended
                                                                       February 28,          February 28,
                                                                           1997                  1998
                                                               --------------------     ------------------
Cash provided by (used for):
Operations:
     Net loss..................................................            $(11,254)              $(21,089)
     Items which do not involve cash:
          Depreciation and amortization........................              20,756                  7,548
          Loss (gain) on disposal of assets....................                  (1)                    (4)
          Deferred income taxes................................              (1,824)                  (342)
     Decrease in accounts receivable...........................               5,055                 16,345
     Increase in inventory.....................................              (1,484)                (1,074)
     Decrease in prepaid expenses..............................                 838                    570
     Decrease in accounts payable..............................              (4,817)                (7,383)
     Increase (decrease) in other accrued liabilities..........               4,111                 (1,792)
     Increase (decrease) in deferred revenue...................               1,931                 (2,132)
     Increase (decrease) in income taxes payable/recoverable...                (595)                   874
                                                                           --------               --------

     Cash provided by (used for) operations....................              12,716                 (8,479)

Financing:
     Issue of share capital....................................                 241                      -
     Shares purchased for cancellation.........................                   -                   (987)
     Repayment of long-term debt...............................              (3,054)                  (771)
                                                                           --------               --------
                                                                             (2,813)                (1,758)
Investments:
     Purchase of capital assets................................              (4,845)                (1,448)
     Proceeds on disposal of assets............................                  34                      4
                                                                           --------               --------
                                                                             (4,811)                (1,444)
Net increase (decrease) in cash................................               5,092                (11,681)
Cash at beginning of period....................................               6,924                 30,629
                                                                           --------               --------
Cash at end of period..........................................            $ 12,016               $ 18,948
                                                                           ========               ========

Cash is defined as cash and short-term investments

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Corel Corporation (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in Canada. These principles are also generally accepted in the United States except as disclosed in Note 8. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corel Corporation Limited, Corel Computer Corp., Corel International Corporation, Corel, Inc. and its wholly-owned subsidiary, Corel Corporation (U.S.A.).

In the opinion of Management, these unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, necessary to state fairly the results for the periods presented.

These financial statements should be read in conjunction with the Company's audited financial statements as of November 30, 1996 and 1997 and for each of the three years in the period ended November 30, 1997 including notes thereto, included in the Company's Annual Report on Form 10-K for the year ended November 30, 1997. The consolidated results of operations for the first fiscal quarter are not necessarily indicative of the results to be expected for any future period.


2. ACCOUNTS RECEIVABLE

Included in trade accounts receivable are the following reserves:




                                                          November 30,              February 28,
                                                              1997                      1998
                                                          ------------              ------------
Promotional rebates...................................      $11,396                   $15,891

Sales reserve.........................................       54,413                    36,414

Allowance for doubtful accounts.......................        5,466                     5,786


3. INVENTORIES




                                                             November 30,              February 28,
                                                                 1997                      1998
                                                             ------------              ------------

Raw materials.........................................           $ 7,974                   $ 9,768
Finished goods........................................             3,438                     2,718
                                                                 -------                   -------
                                                                 $11,412                   $12,486
                                                                 =======                   =======

4. CAPITAL ASSETS


                                                            FEBRUARY 28, 1998
                                            -------------------------------------------------
                                                               ACCUMULATED
                                                               DEPRECIATION                             NET
                                                                   AND                              NOVEMBER 30,
                                               COST            AMORTIZATION           NET                1997
                                            -----------       --------------      -----------       --------------
Furniture and equipment....................    $ 15,592            $  7,751          $ 7,841               $ 8,307
Computer equipment and software............      61,581              54,621            6,960                 9,423
Research and development equipment.........      12,622               5,568            7,054                 7,398
Leasehold improvements.....................       3,625               2,103            1,522                 1,674
Software licenses and purchased software,
  clipart libraries and photo CD libraries.      94,560              60,540           34,020                36,695
                                               --------            --------          -------               -------
                                               $187,980            $130,583          $57,397               $63,497
                                               ========            ========          =======               =======

At November 30, 1997, the cost amounted to $186,521,000 and accumulated depreciation amounted to $123,024,000. The carrying amount of licenses not being amortized at February 28, 1998 and November 30, 1997 amounted to $2,916,000 and $2,425,000 respectively.

5. LONG-TERM DEBT

Long-term debt consists of the outstanding royalty and product return obligations pursuant to the WordPerfect acquisition on March 1, 1996.




                                 As at November 30, 1997                        As at February 28, 1998
                           ------------------------------------           ------------------------------------
                                          Product                                        Product
                           Royalty        Returns         Total           Royalty        Returns         Total
                           -------        -------         -----           -------        -------         -----
Long-term debt...........   $19,182        $18,362        $37,544          $18,906        $17,867        $36,773
Less: Current portion....     6,500          7,000         13,500            6,500          7,000         13,500
                          ----------     ----------     ----------       -----------    ----------     ----------
                            $12,682        $11,362        $24,044          $12,406        $10,867        $23,273
                          ==========     ===========    ===========      ============   ==========     ==========

                               COREL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

6. SHARE CAPITAL

During the three-month periods ended February 28, 1997 and February 28, 1998, the Company issued 40,203 and 0 common shares, respectively, pursuant to its Stock Option Plan, for proceeds of $241,000 and $0, respectively. In addition, during the three month period ended February 28, 1998, the Company, pursuant to its normal course issuer bid which commenced on March 5, 1997, purchased for cancellation 393,500 common shares at a cost of $987,000.

7. COST OF SALES

                                                                                      FISCAL QUARTER ENDED
                                                                             ---------------------------------------
                                                                             FEBRUARY 28,               FEBRUARY 28,
                                                                                  1997                     1998
                                                                             ------------               -----------
Cost of goods sold.................................................               $ 5,489                   $ 5,408
Licence amortization...............................................                13,861                     3,157
Royalties..........................................................                 4,673                     1,877
                                                                                  -------                   -------
                                                                                  $24,023                   $10,442
                                                                                  =======                   =======

8. SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which is different in some respects from US GAAP. Significant differences between Canadian GAAP and US GAAP are set forth below:

(a) Earnings per share calculations

The Company has considered the effect of the methodology for the calculation of earnings per share prescribed under the Statement of Financial Accounting Standards No. 128. The calculation of basic earnings per share for US GAAP purposes is not different from the calculation of basic earnings per share for Canadian GAAP. Under US and Canadian GAAP, where the impact of conversion or exercise of stock options is anti-dilutive, they are not included in the calculation of diluted earnings per share.

(b) Accounting for stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock option plan. Accordingly, no compensation expense has been recognized for its stock-based plan. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the plan, consistent with the methodology prescribed under the Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss would not have been changed significantly from the amount reported on the Statement of Operations and Retained Earnings (Deficit) for the three month period ended February 28, 1998.

(c) Deferred income taxes:

The Company follows the deferral method of accounting for income taxes. Under US GAAP the asset and liability method is used. In the case of the Company, the application of the asset and liability method does not result in a significant difference in the amount of the deferred tax asset. US GAAP also requires the disclosure of the tax effect of temporary differences that give rise to deferred tax assets and liabilities. This information is provided in the following:

                                                                         NOVEMBER 30,           FEBRUARY 28,
                                                                             1997                   1998
                                                                         ------------           ------------

Operating loss carryforwards.......................................        $  4,855               $  8,258
Depreciation.......................................................          14,750                 16,311
Reserves...........................................................           3,292                  8,354
                                                                           --------               --------
                                                                           $ 22,897               $ 32,923
Valuation allowance                                                         (20,544)               (30,228)
                                                                           --------               --------
Net deferred tax assets                                                    $  2,353               $  2,695
                                                                           ========               ========


(d) Consolidated statements of change in financial position

The Company defines cash for purposes of the consolidated statements of changes in financial position as cash and short-term investments. Included in short-term investments are $5,000,000 of marketable equity securities. Under US GAAP, cash at the end of the first quarter ended February 28, 1998 would be reduced by this amount.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended November 30, 1997 (the "1997 Form 10-K"). This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve uncertainty and risk, and all assumptions, anticipations, and expectations stated herein are forward-looking statements. The actual results that the Company achieves may differ materially from any forward-looking statements made herein due to such risks and uncertainties. The Company has identified by italics various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Operating Results", which is not italicized for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

On January 20, 1998, the Company announced in a press release that it had restated its financial results for the first three quarters of fiscal 1997, to reflect a different accounting treatment of certain JAVA technologies exchange transactions that had been entered into during those quarters. The effects of the restatement were discussed in the press release and accompanying financial summaries, which were filed as exhibits to the Company's Report on Form 8-K filed with the Securities and Exchange Commission and with the Ontario Securities Commission on January 21, 1998. Financial information in this Report concerning fiscal 1997 reflects this restatement of the first quarter of fiscal 1997.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain statement of income data expressed as a percentage of sales for the periods indicated, and the percentage change of such items as they relate to the comparable period in the previous year.



                                                            PERCENT OF SALES                             PERIOD TO PERIOD
                                                           THREE MONTHS ENDED                           INCREASE (DECREASE)
                                                   ---------------------------------                          1998
                                                   FEBRUARY 29,         FEBRUARY 28,                        COMPARED TO
                                                      1997                 1998                                1997
                                                   ------------         ------------                    ------------------
Sales.....................................              100%                    100%                             (44)%
Cost of sales.............................               30                      23                              (57)
                                                       ----                     ---
  Gross profit............................               70                      77                              (38)
Expenses
  Advertising.............................               25                      25                              (44)
  Selling, general and administrative.....               24                      40                               (6)
  Research and development................               23                      46                               12
  Depreciation and amortization...........                9                      10                              (36)
  Loss on foreign exchange................                0                       1                               55
                                                       ----                     ---
                                                         81                     122                              (15)
                                                       ----                     ---
Loss from operations......................              (11)                    (45)                            (134)
Interest expense..........................                0                       0                              (73)
                                                       ----                     ---
Loss before income taxes..................              (11)                    (45)                            (123)
Income taxes..............................                3                       1                              (73)
                                                       ----                     ---
Net loss..................................              (14)%                   (46)%                            (87)
                                                       ====                     ===

SALES

Sales decreased 44% to $45.5 million in the first quarter of fiscal 1998 from $80.7 million in the first quarter of fiscal 1997 primarily due to decreased aggregate unit sales of Corel's products. In addition, the dollar amount of sales in the first quarter of fiscal 1998 was also affected by a charge recorded in the first quarter of fiscal 1998 relating to the announcement of Corel's new WordPerfect Suite pricing strategy on March 9, 1998. That announcement outlined the reduction in selling price of certain WordPerfect Suite products. The charge recorded in the first quarter of fiscal 1998 was $11.2 million and related to price protection allowances that the Company expects to credit its distributors and resellers for the products affected by this announcement.

PRODUCT GROUPS. The table below shows sales for the first fiscal quarter ended February 28, 1997 and 1998, consisting of graphics software new licenses (full kits and competitive upgrades) and existing user upgrades, productivity software new licenses (full kits and competitive upgrades) and existing user upgrades, multimedia software (including sales from the Company's Professional Photo CD titles and CorelSCSI), and communication applications (including CorelVIDEO):

                                                                                 THREE MONTHS ENDED
                                                             -------------------------------------------------------
                                                                  FEBRUARY 28, 1997              FEBRUARY 28, 1998
                                                             -------------------------    ---------------------------

Graphics software - new licenses..........................             $        26,455                   $     18,269
Graphics software - existing user upgrades................                      11,165                          8,699
                                                             -------------------------    ---------------------------
    Total graphics software...............................                      37,620                         26,968
                                                             -------------------------    ---------------------------
Productivity software - new licenses......................                      31,211                         16,936
Productivity software - existing user upgrades............                       9,926                          1,027
                                                             -------------------------    ---------------------------
    Total productivity software...........................                      41,137                         17,963
                                                             -------------------------    ---------------------------
Multimedia software.......................................                       1,598                            426
Communications applications...............................                         363                            103
                                                             -------------------------   ----------------------------
Total sales......................................                      $        80,718                   $     45,460
                                                             =========================   ============================

Graphics software revenues decreased in the first quarter of fiscal 1998, as compared to the first quarter of fiscal 1997, primarily due to reduced unit volumes of retail versions of CorelDRAW 7 and CorelDRAW 8.

Productivity software revenues decreased in the first quarter of fiscal 1998, as compared to the first quarter of fiscal 1997, primarily due to reduced unit volumes of retail versions of Corel WordPerfect Suite 8 and Corel WordPerfect Suite 7 and the price protection allowances related to the new WordPerfect pricing strategy, partially offset by revenues from sales of Corel WordPerfect Suite 8 Professional, which was introduced in the third quarter of fiscal 1997, and by increasing corporate licensing revenues.

Multimedia sales were lower in the first quarter of fiscal 1998, as compared to the first quarter of fiscal 1997, primarily due to a decline in the unit sales of the Corel Stock Photo Libraries and a decline in Corel CD HOME revenues resulting from the sale of the Corel CD HOME COLLECTION and Corel Medical Series to Hoffman + Associates Inc. in April 1997.

SALES CHANNELS. Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences. The table below shows sales through these channels for the first fiscal quarter ended February 28, 1997 and 1998:

                                                                                  THREE MONTHS ENDED
                                                                                      FEBRUARY 28,
                                                                              -----------------------------
                                                                                   1997           1998
                                                                              -------------   -------------
Retail packaged products..............................................           $56,081           $19,324
OEM licences..........................................................             7,910             5,992
Corporate licences....................................................            16,727            20,144
                                                                              -------------   -------------
Total sales...........................................................           $80,718           $45,460
                                                                              =============   =============

Retail packaged products and corporate licences are sold primarily through distributors. The three largest distributors accounted for $32.5 million (40%) and $7.6 million (17%) of Corel's sales in the first quarter of fiscal 1997 and 1998, respectively. Packaged product volume decreased in the first quarter of fiscal 1998 primarily because of a decrease in unit volume sales of the current version of the WordPerfect Suite at that time.

Corporate licences, including maintenance revenues, increased in the first quarter of fiscal 1998, as compared to the first quarter of fiscal 1997, due to increased unit volume sales resulting from the expanded marketing efforts in this area.

OEM channel revenues decreased in the first quarter of fiscal 1998, as compared to the first quarter of fiscal 1997, primarily due to a decline in unit volume for OEM versions of CorelDRAW 5 and CorelDRAW 4.

The table below shows Corel's sales geographically for the first fiscal quarter ended February 28, 1997 and 1998:

                                                                                THREE MONTHS ENDED
                                                                                    FEBRUARY 28,
                                                                           ------------------------------
                                                                                 1997           1998
                                                                           -------------    -------------
North America.......................................................            $44,679           $23,968
Europe..............................................................             31,393            16,192
Other international.................................................              4,646             5,300
                                                                           -------------    -------------
Total sales.........................................................            $80,718           $45,460
                                                                           =============    =============

Sales outside North America, principally in Europe, were 45% and 47% of Corel's sales for the first quarter of fiscal 1997 and 1998, respectively.

Corel's products are sold primarily in US dollars in all countries other than Canada and in US dollars to Canadian distributors. Sales in US dollars as a percentage of total sales were in excess of 95% in the first quarter of both fiscal 1997 and fiscal 1998.

GROSS PROFIT

Corel includes in cost of sales all costs associated with the acquisition of components, the assembly of finished products, product royalties, the amortization of software acquisition costs and shipping. Costs associated with warehousing are included in selling, general and administrative expenses. Acquired software has been capitalized and is currently being amortized over a 36-month period commencing with the month of first shipment of the product incorporating such acquired software, except for the cost of the WordPerfect family of software programs and related technology, which is currently being amortized over a five year period.

Gross profit as a percentage of sales was 77% of sales in the first quarter of fiscal 1998 as compared to 70% in the first quarter of fiscal 1997. Gross profit as a percentage of sales increased in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily due to the reduction in quarterly amortization charges of approximately $9 million pursuant to the technology write-down of $113.7 million in the second quarter of fiscal 1997.

ADVERTISING EXPENSE

Advertising expenses include all marketing, advertising and trade show expenses. Advertising expenses decreased by 44% to $11.2 million in the first quarter of fiscal 1998 from $19.9 million in the first quarter of fiscal 1997. Advertising expenses remained constant as a percentage of sales at 25% for the first quarters ending February 28, 1997 and February 28, 1998. The decrease in advertising expenses in the first quarter of fiscal 1998 was due to more targeted marketing efforts and the implementation of various cost control measures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses include all general administrative expenses as well as expenses associated with warehousing. Selling, general and administrative expenses decreased by 6% to $18.4 million in the first quarter of fiscal 1998 from $19.6 million in the first quarter of fiscal 1997. Selling, general and administrative expenses increased as a percentage of sales from 24% in the first quarter of fiscal 1997 to 40% in the first quarter of fiscal 1998. The increase in the amount of such expenses as a percentage of sales was primarily due to the level of sales achieved in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1998.

RESEARCH AND DEVELOPMENT EXPENSE

The Company has expensed all of its internal software development costs as incurred, in accordance with Canadian GAAP. Research and development expenses are reported net of Canadian investment tax credits. The table below shows gross research and development expenses, related tax credits, net research and development expenses, and net research and development expenses as a percentage of sales for the periods indicated:

                                                                                    THREE MONTHS ENDED
                                                                                        FEBRUARY 28,
                                                                           --------------------------------
                                                                                1997               1998
                                                                           -------------       ------------
Gross research and development expenses.............................             $20,246            $21,165
Research and development tax credits................................               1,423                  -
                                                                           -------------       ------------
Net research and development expenses...............................             $18,823            $21,165
Net research and development expenses
   as a percentage of sales.........................................                  23%                46%

Net research and development expenses increased by 12% to $21.2 million in the first quarter of fiscal 1998 from $18.8 million in the first quarter of fiscal 1997. Net research and development expenses as a percentage of sales increased from 23% in the first quarter of fiscal 1997 to 46% in the first quarter of fiscal 1998. The increase in net research and development expenses was primarily attributable to the inability to claim investment tax credits in the first quarter of fiscal 1998. The Company will be in a position to recognize the tax credits associated with these and future research and development expenses as the Canadian operations become profitable.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expenses, which do not include the amortization of purchased software, decreased by 36% to $4.4 million in the first quarter of fiscal 1998 from $6.9 million in the first quarter of fiscal 1997. Depreciation and amortization expenses decreased in the first quarter of fiscal 1998 compared to the first fiscal quarter of 1997 primarily due to significant capital expenditures coming to the end of their depreciation and amortization periods throughout the quarter.

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

INTEREST EXPENSE

Interest expense decreased by $0.4 million to an expense of $0.1 million in the first quarter of fiscal 1998 from $0.5 million in the first quarter of fiscal 1997. The decrease was primarily due to the lower level of long-term interest bearing obligations resulting from the acquisition of the WordPerfect family of software programs on March 1, 1996.

INCOME TAXES

Corel's effective tax rates were 22% and 3% for the first quarter of fiscal 1997 and 1998, respectively. These rates vary from the Company's statutory tax rate of 44%, primarily due to foreign tax rate differences associated with Corel's international operations and the unrecorded tax benefit of accounting losses in the first quarter of fiscal 1998. The accounting losses reflect amounts which may be carried forward for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 1998, Corel's principal sources of liquidity included cash and short-term investments of approximately $18.9 million, and accounts receivable of $36.9 million. Short-term investments consist of overnight call loans to a major Canadian bank and marketable securities. Long-term debt of $36.8 million consists of the outstanding royalty and product return obligations pursuant to the acquisition of the WordPerfect family of software programs on March 1, 1996.

Cash used by operations was $8.5 million for the first quarter of fiscal 1998 compared to cash provided of $12.7 million for the first quarter of fiscal 1997. The decrease of $21.2 million was primarily due to the net loss of $21.1 million in the first quarter of fiscal 1998 compared to the net loss of $11.3 million in the first quarter of fiscal 1997 and a decrease in depreciation and amortization expense of $13.3 million from $20.8 million for the first quarter of fiscal 1997 to $7.5 million for the first quarter of fiscal 1998.

Accounts receivable decreased in the first quarter of fiscal 1998 primarily due to reduced sales levels in the third and fourth quarters of fiscal 1997.

Financing activities used cash of $1.7 million in the first quarter of fiscal 1998 compared to $2.8 million in the first quarter of fiscal 1997.

Investing activities, primarily the acquisition of capital assets, used $1.4 million in the first quarter of fiscal 1998 compared to $4.8 million in the first quarter of fiscal 1997, including expenditures for acquired software of $0.5 million in the first quarter of fiscal 1998 compared to $2.5 million in the first quarter of fiscal 1997. At February 28, 1998, Corel had no material commitments for capital expenditures. Corel anticipates that capital expenditures for computer and office equipment for fiscal 1998 will remain constant with fiscal 1997 levels as computer systems are upgraded to take advantage of new technologies. Due to the rapidly changing technology in the computer software industry, expenditures for technology acquisitions cannot be predicted for future fiscal periods.

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

Graphics Software. Corel's graphics software products face substantial competition from a wide variety of companies. In the illustration graphics segment Corel's competitors include Adobe Systems Incorporated, Macromedia Inc., Deneba Systems Incorporated and Micrografx, Inc. In the photo editing and painting graphics segment its competitors include Adobe and Micrografx. In the charting and presentation segments its competitors include Software Publishing Corporation, Microsoft, Corporation, Adobe, Micrografx and IBM (Lotus Development Corporation). In the desktop publishing segment its competitors include Adobe and Quark, Inc. Corel's competitors include many other independent software vendors, such as Autodesk, Inc., Borland International, Inc., Claris and Computer Associates, as well as a number of personal computer manufacturers which devote significant resources to creating personal computer software, including Apple, Hewlett-Packard Company and IBM.

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

The Company believes that the principal competitive factors in the PC software markets include performance, product features, ease of use, reliability, hardware compatibility, brand name recognition, product reputation, pricing, levels of advertising, availability and quality of customer support, and timeliness of product upgrades. Corel competes with other software vendors for access to distribution channels, retail shelf space and the attention of customers at the retail level and in corporate accounts. The Company also competes with other software companies in its efforts to acquire software technology developed by first parties. The Company believes that, in the future, competition in the industry will intensify as major software companies expand their product lines.

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

Employee Compensation

The highly competitive market for qualified personnel, especially software engineers and developers, could adversely affect Corel's ability to engage and retain competent qualified personnel, particularly development professionals. Corel believes that its employment policies in this regard are competitive with the industry norm. Effective December 1, 1997, Corel introduced an employee bonus incentive plan.

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

Dependence on Key Personnel

Corel's success depends to a significant extent upon the performance of Corel's executive officers and key technical and marketing personnel, particularly the Company's founder and Chairman, President and Chief Executive Officer, Dr. Michael C.J. Cowpland. Corel has agreements describing compensation arrangements and containing non-disclosure covenants with certain of its key employees. Corel does not have employment agreements with other key employees, including Dr. Cowpland. Corel believes that its future success will also depend in large part on its ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about January 12, 1998, the Company received notice that a complaint had been filed against it by Micrografx, Inc. in the Northern District of Texas, Dallas Division. The complaint alleges that the personal calendar included in Corel Print House Magic is strikingly similar to and in some instances virtually identical to the personal calendar found in the plaintiff's CreataCard Gold and CreataCard Plus software products. The complaint includes causes of action for copyright infringement, false designation of origin and false representations in commerce, unfair competition and unjust enrichment. By motion filed January 20, 1998, the plaintiff seeks a preliminary injunction to stop the Company from distributing or selling the personal calendar (Corel Family & Friends) included in Corel Print House Magic. An attempt to mediate the matters at issue occurred on February 12, 1998; however, this initiative was unsuccessful. Depositions of various Corel representatives and various plaintiff representatives and experts occurred in February and March of 1998. On April 10, 1998, the plaintiff's motion for a preliminary injunction was denied. The Company considers the complaint to be ill-founded and will continue to vigorously defend the action.

On or about March 5, 1998, Corel was served with a class action lawsuit filed against it by named Plaintiff Great Neck Capital Appreciation Investment Partnership in the United States District Court for the Eastern District of New York. The complaint also names as co-defendants Dr. Michael C. J. Cowpland, Corel's Chairman, President and Chief Executive Officer, and Mr. Charles Norris, Corel's former Vice President, Finance and Chief Financial Officer. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between March 26, 1997 and January 20, 1998 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b) and 10(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5, by misrepresenting or failing to disclose material information about Corel's financial condition. The complaint alleges that the defendants issued false and misleading press releases and financial statements for the first three quarters of fiscal 1997. Plaintiff alleges, in part, that defendants (a) failed to disclose that they were overstating Corel's reported profits by, among other things, inflating reported revenues and earnings through improperly recognizing revenue on Java technology exchange transactions, and (b) overstated revenues and earnings by understating reserves in connection with sales to distributors who had no obligation to keep or pay for the products. The complaint also alleges that Corel insiders, including the individual co-defendants, sold common shares during the Class Period at "artificially inflated prices". The complaint seeks an unspecified amount of money damages.

On or about March 13, 1998, Corel was served with a class action lawsuit filed against it by named Plaintiff Oren Giskan in the United States District Court for the Eastern District of New York. The complaint also names as co-defendants Dr. Michael C.J. Cowpland and Mr. Charles Norris. The complaint is similar in form and substance to the Great Neck complaint referred to above.

On or about April 8, 1998, the Company received notice that a total of three additional class action complaints had been filed against it. Corel has not yet been served with copies of these additional actions.

No motions have been filed or discovery yet undertaken. Corel's answer to the various class action complaints will not be filed until all such actions are
consolidated and a lead plaintiff/counsel is appointed.   Corel intends to
defend the class action litigation vigorously. However, due to the inherent uncertainties of litigation, Corel cannot accurately predict the ultimate outcome of the litigation. Investigating and defending the complaint (once consolidated) may require expenditure of material amounts of funds and may require a significant amount of management's time and resources. An unfavorable outcome in the litigation could have a material adverse effect on Corel's business, financial condition and results of operations. Announcement of material developments in the litigation prior to its resolution could adversely affect the market price of Corel's common shares.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to intellectual property and other matters. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits
          27.1 Financial Data Schedule

     b) Reports on Form 8-K

          The Company filed a Report on Form 8-K in January 1998 concerning the restatement of its financial statements for the first three quarters of fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COREL CORPORATION
                                          (Registrant)



Date: April 8, 1998                 By: /s/ Michael C.J. Cowpland
                                        -------------------------
                                        MICHAEL C. J. COWPLAND
                                        Chairman, President, Chief
                                        Executive Officer and Director



Date: April 8, 1998                 By: /s/ Michael P. O'Reilly
                                        --------------------------------
                                        MICHAEL P. O'REILLY
                                        Vice-President, Finance and
                                        Chief Financial Officer