Form 10-Q
period 1998-05-31
COREL CORP
filed 1998-07-15
CIK 890640

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

 [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended                        May 31, 1998
                     -----------------------------------------------------------

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to _______________________


                         COMMISSION FILE NUMBER 0-20562
                                                -------

                               COREL CORPORATION
                               -----------------
             (Exact name of Registrant as specified in its Charter)


                 CANADA                               NOT APPLICABLE
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


     1600 CARLING AVENUE, OTTAWA, ONTARIO, CANADA         K1Z 8R7
     --------------------------------------------       ----------
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

     As of June 30 , 1998, the registrant had 59,346,217 Common Shares outstanding.

================================================================================

                               COREL CORPORATION



                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements


     Consolidated Balance Sheets as at November 30, 1997
       and May 31, 1998........................................................3

     Consolidated Statements of Operations and Retained Earnings (Deficit)
       for the three months and for the six months ended May 31, 1997 and May
       31, 1998................................................................4

     Consolidated Statements of Changes in Financial Position
       for the six months ended May 31, 1997 and May 31, 1998..................5

     Notes to Consolidated Financial Statements................................6

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................10


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings...................................................21

  Item 6. Exhibits and Reports on Form 8-K....................................21


SIGNATURES....................................................................23

                         PART I.  FINANCIAL INFORMATION


 ITEM 1. FINANCIAL STATEMENTS

                               COREL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (in thousands of U.S.$)

                                                    November 30,     May 31,
                                                        1997          1998
                                                    ------------   -----------
ASSETS                                                             (unaudited)

Current assets
     Cash and short-term investments...............   $  30,629     $  17,304
     Accounts receivable (note 2)
         Trade.....................................      50,951        34,693
         Other.....................................       2,310         2,742
     Inventory (note 3)............................      11,412        12,820
     Deferred income taxes.........................       2,353         2,766
     Prepaid expenses..............................       2,591         2,255
                                                      ---------     ---------
                                                        100,246        72,580
Capital assets (note 4)............................      63,497        54,565
                                                      ---------     ---------
                                                      $ 163,743     $ 127,145
                                                      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities
      (note 5).....................................   $  48,063     $  46,760
     Current portion of long-term debt.............      13,500        13,500
     Income taxes payable..........................       4,203         5,419
     Deferred revenue..............................      14,124        12,160
                                                      ---------     ---------
                                                         79,890        77,839

Long-term debt (note 6)............................      24,044        19,880

Shareholders' equity
     Share capital (note 7)........................     204,235       202,879
     Contributed surplus...........................         730         1,099
     Deficit.......................................    (145,156)     (174,552)
                                                      ---------     ---------
                                                         59,809        29,426
                                                      ---------     ---------
                                                      $ 163,743     $ 127,145
                                                      =========     =========


         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND RETAINED EARNINGS (DEFICIT)
                 (in thousands of U.S.$, except per share data)
                                  (unaudited)

                                                       Three months ended             Six months ended
                                                             May 31,                      May 31,
                                                     ----------------------       ----------------------
                                                        1997         1998            1997         1998
                                                     ---------    ---------       ---------    ---------
Sales.............................................   $  87,413    $  63,042       $ 168,131    $ 108,502
Cost of sales (note 8)............................      18,828       11,308          42,851       21,750
                                                     ---------    ---------       ---------    ---------
   Gross profit...................................      68,585       51,734         125,280       86,752
                                                     ---------    ---------       ---------    ---------
Expenses
   Advertising....................................      20,529       11,801          40,402       22,969
   Selling, general and administrative............      22,059       19,098          41,711       37,515
   Research and development.......................      22,298       21,765          41,121       42,930
   Depreciation and amortization..................       7,282        3,589          14,176        7,980
   Write-down of purchased software
          and royalties...........................     113,674            -         113,674            -
   Loss on foreign exchange.......................         834          470           1,017          753
                                                     ---------    ---------       ---------    ---------
                                                       186,676       56,723         252,101      112,147
                                                     ---------    ---------       ---------    ---------
Loss from operations..............................    (118,091)      (4,989)       (126,821)     (25,395)
Interest expense..................................         337          707             838          840
                                                     ---------    ---------       ---------    ---------
Loss before income taxes..........................    (118,428)      (5,696)       (127,659)     (26,235)
Income taxes
    Current.......................................      (3,673)       2,682             174        3,574
    Deferred (reduction)..........................       2,867          (71)          1,043         (413)
                                                     ---------    ---------       ---------    ---------
                                                          (806)       2,611           1,217        3,161
Net loss..........................................    (117,622)      (8,307)       (128,876)     (29,396)
Retained earnings (deficit) beginning of period...      75,701     (166,245)        (86,955)    (145,156)
Premium on cancellation of shares.................        (269)           -            (269)           -
                                                     ---------    ---------       ---------    ---------
Deficit end of period.............................   $ (42,190)   $(174,552)      $ (42,190)   $(174,552)
                                                     =========    =========       =========    =========
Loss per share:
   Net loss
       Basic......................................   $   (1.96)   $   (0.14)      $   (2.15)   $   (0.49)
    Average number of Common Shares
       Basic......................................      60,082       59,346          60,075       59,616


         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN FINANCIAL POSITION
                            (in thousands of U.S.$)
                                  (unaudited)

                                                                             Six months ended
                                                                          ---------------------
                                                                            May 31,     May 31,
                                                                             1997        1998
                                                                          ---------    --------
Cash provided by (used for):
Operations:
     Net loss..........................................................   $(128,876)   $(29,396)
     Items which do not involve cash:
          Depreciation and amortization................................      30,769      14,349
          Gain on disposal of assets...................................         (61)        (11)
          Deferred income taxes........................................       1,043        (413)
          Write-down of purchased software and royalties...............     113,674           -
     Decrease in accounts receivable...................................       3,902      15,826
     Increase (decrease) in inventory..................................       5,381      (1,408)
     Decrease in prepaid expenses......................................       5,399         336
     Increase (decrease) in accounts payable and accrued liabilities...      11,601      (1,303)
     Increase (decrease) in deferred revenue...........................       1,661      (1,964)
     Increase (decrease) in income taxes payable/recoverable...........     (10,377)      1,216
                                                                          ---------    --------
     Cash provided by (used for) operations............................      34,116      (2,768)
                                                                          ---------    --------

Financing:
     Issue of share capital............................................         275           -
     Shares repurchased for cancellation...............................        (660)       (987)
     Repayment of long-term debt.......................................      (7,186)     (4,164)
                                                                          ---------    --------
                                                                             (7,571)     (5,151)
                                                                          ---------    --------

Investments:
     Purchase of investment............................................      (1,633)          -
     Purchase of capital assets........................................     (11,290)     (5,417)
     Proceeds on disposal of assets....................................          88          11
                                                                          ---------    --------
                                                                            (12,835)     (5,406)
                                                                          ---------    --------
Net increase (decrease) in cash........................................      13,710     (13,325)
Cash at beginning of period............................................       6,924      30,629
                                                                          ---------    --------
Cash at end of period..................................................   $  20,634    $ 17,304
                                                                          =========    ========

Cash is defined as cash and short-term investments

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Corel Corporation (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in Canada. These principles are also generally accepted in the United States except as disclosed in Note 9. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corel Corporation Limited, Corel Computer Corp., Corel International Corporation, Corel, Inc. and its wholly-owned subsidiary, Corel Corporation (U.S.A.).

In the opinion of Management, these unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, necessary to state fairly the results for the periods presented.

These financial statements should be read in conjunction with the Company's audited financial statements as of November 30, 1996 and 1997 and for each of the three years in the period ended November 30, 1997 including notes thereto, included in the Company's Annual Report on Form 10-K for the year ended November 30, 1997. The consolidated results of operations for the first two fiscal quarters are not necessarily indicative of the results to be expected for any future period.

2.  ACCOUNTS RECEIVABLE

Included in trade accounts receivable are the following reserves:

                                     November 30,      May 31,
                                         1997           1998
                                     ------------   -------------
Promotional rebates...................  $11,396        $ 8,210
Sales reserve.........................   54,413         27,185
Allowance for doubtful accounts.......    5,466          6,180


3.  INVENTORIES

                                       November 30,    May 31,
                                          1997          1998
                                       ------------   --------
Raw materials.......................... $ 7,974        $ 6,080
Finished goods.........................   3,438          6,740
                                        -------        -------
                                        $11,412        $12,820
                                        =======        =======

4.  CAPITAL ASSETS

                                                              May 31, 1998
                                                 --------------------------------------
                                                             Accumulated
                                                             Depreciation                        Net
                                                                 and                         November 30,
                                                   Cost      Amortization         Net            1997
                                                 --------    ------------       -------      ------------
Furniture and equipment........................  $ 16,383       $  8,225        $ 8,158        $ 8,307
Computer equipment and software................    63,423         57,107          6,316          9,423
Research and development equipment.............    12,610          5,942          6,668          7,398
Leasehold improvements.........................     3,647          2,255          1,392          1,674
Software licenses and purchased software,
  clipart libraries and photo CD libraries.....    95,753         63,722         32,031         36,695
                                                 --------       --------        -------        -------
                                                 $191,816       $137,251        $54,565        $63,497
                                                 ========       ========        =======        =======

At November 30, 1997, the cost amounted to $186,521,000 and accumulated depreciation amounted to $123,024,000. The carrying amount of licenses not being amortized at May 31, 1998 and November 30, 1997 amounted to $3,960,000 and $2,425,000 respectively.

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                       November 30,    May 31,
                                          1997          1998
                                       ------------   --------
Trade accounts payable................   $13,840      $ 5,857
Accrued liabilities...................    34,223       40,903
                                         -------      -------
                                         $48,063      $46,760
                                         =======      =======

6.  LONG-TERM DEBT

Long-term debt consists of the outstanding royalty and product return obligations pursuant to the WordPerfect acquisition on March 1, 1996.

                              As at November 30, 1997             As at May 31, 1998
                            -----------------------------    ------------------------------
                                       Product                          Product
                            Royalty    Returns     Total     Royalty    Returns      Total
                            -------    -------    -------    -------    -------     -------
Long-term debt...........   $19,182    $18,362    $37,544    $17,915    $15,465     $33,380
Less: current portion....     6,500      7,000     13,500      6,500      7,000      13,500
                            -------    -------    -------    -------    -------     -------
                            $12,682    $11,362    $24,044    $11,415    $ 8,465     $19,880
                            =======    =======    =======    =======    =======     =======


7.  SHARE CAPITAL

During the six-month periods ended May 31, 1997 and May 31, 1998, the Company issued 45,701 and 0 common shares, respectively, pursuant to its Stock Option Plan, for proceeds of $275,000 and $0, respectively.

8.  COST OF SALES

                           Three Months Ended     Six Months Ended
                                 May 31,              May 31,
                           ------------------    -------------------
                            1997       1998       1997        1998
                           -------    -------    -------     -------
Cost of goods sold.......  $13,380    $ 5,868    $18,868     $11,276
Licence amortization.....    2,731      3,212     16,593       6,369
Royalties................    2,717      2,228      7,390       4,105
                           -------    -------    -------     -------
                           $18,828    $11,308    $42,851     $21,750
                           =======    =======    =======     =======

9.  SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GAAP

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

(b) Accounting for stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock option plan. Accordingly, no compensation expense has been recognized for its stock-based plan. Had compensation for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the plan, consistent with the methodology prescribed under the Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss would not have been changed significantly from the amount reported on the Statement of Operations and Retained Earnings (Deficit) for the six month period ended May 31, 1998.

(c) Deferred income taxes

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


                                      November 30, 1997    May 31, 1998
                                      -----------------    ------------
Operating loss carryforwards............   $  4,855          $ 11,141
Depreciation............................     14,750            16,718
Reserves................................      3,292             8,663
                                           --------          --------
                                             22,897            36,522
Valuation allowance.....................    (20,544)          (33,756)
                                           --------          --------
Net deferred tax assets.................   $  2,353          $  2,766
                                           ========          ========


(d) Consolidated statements of changes in financial position

The Company defines cash for purposes of the consolidated statements of changes in financial position as cash and short-term investments. Included in short-term investments are $4,051,000 of marketable equity securities at May 31, 1998 ($5,000,000 as at February 28, 1998). Under US GAAP, cash would be reduced by the amount of short-term investments.


10. CONTINGENT LIABILITY

Revenue Canada has identified and advised the Company of proposed income tax adjustments for fiscal years ended November 30, 1992 to 1995. In the opinion of management, the proposed adjustments are substantially in excess of amounts which may become payable on assessment. The Company has recorded a provision of $ 2,468,000, inclusive of interest and penalties, for certain adjustments. It is not possible to accurately estimate the amount, if any, of additional income taxes that may result from the remaining adjustments identified and accordingly, no provision has been made at this time.

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

On June 24, 1998, the Company announced in a press release that it has adopted a consolidation plan which will result in estimated savings of $33 million annually. Under the plan, research and development in the Company's Orem, Utah engineering center will be transferred to engineering facilities in Ottawa. This move will reduce the total workforce by approximately 20%. At the same time Corel Computer Corporation (CCC) will be reintegrated as a division of Corel Corporation. These changes will be undertaken over the next quarter.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain statement of income data expressed as a percentage of sales for the periods indicated, and the percentage change of such items as compared to the indicated prior period.

                                                                                           Period to Period
                                                                                          Increase (Decrease)
                                                                                      ---------------------------
                                                                                        2nd Qtr     Six Months
                                                       Percent of Sales                  1998         Ended
                                            -------------------------------------
                                            Three Months Ended   Six Months Ended         vs.      May 31, 1997
                                                 May 31,              May 31,           2nd Qtr        vs.
                                            -----------------    ----------------
                                              1997     1998       1997      1998         1997      May 31, 1998
                                            -------  --------    ------   -------     ---------------------------
Sales......................................   100 %    100 %      100 %     100 %      (27.9)%       (35.5)%
Cost of sales..............................    22 %     18 %       25 %      20 %      (39.9)%       (49.2)%
                                            -------  --------    ------   -------
  Gross profit.............................    78 %     82 %       75 %      80 %      (24.6)%       (30.8)%
                                            -------  --------    ------   -------
Expenses
  Advertising..............................    23 %     19 %       24 %      21 %      (42.5)%       (43.1)%
  Selling, general and administrative......    25 %     30 %       25 %      35 %      (13.4)%       (10.1)%
  Research and development.................    26 %     34 %       24 %      39 %       (2.4)%         4.4 %
  Depreciation and amortization............     8 %      6 %        8 %       7 %      (50.7)%       (43.7)%
  Write-down of purchased
        software and royalties.............   130 %      0 %       68 %       0 %        N/A           N/A
  Loss on foreign exchange.................     1 %      1 %        1 %       1 %      (43.6)%       (26.0)%
                                            -------  --------    ------   -------
                                              213 %     90 %      150 %     103 %      (69.6)%       (55.5)%
                                            -------  --------    ------   -------
Income (loss) from operations..............  (135)%     (8)%      (75)%     (23)%       95.8 %        80.0 %
Interest expense (income)..................     0 %      1 %        1 %       1 %      109.8 %         0.2 %
                                            -------  --------    ------   -------
Income (loss) before income taxes..........  (135)%     (9)%      (76)%     (24)%       95.2 %        79.4 %
Income taxes...............................    (1)%      4 %       (1)%      (3)%      423.9 %       159.7 %
                                            -------  --------    ------   -------
Net income (loss)..........................  (134)%    (13)%      (77)%     (27)%       92.9 %        77.2 %
                                            =======  ========    ======   =======

SALES

Sales decreased 27.9% to $63.0 million in the second quarter of fiscal 1998 from $87.4 million in the second quarter of fiscal 1997 and decreased 35.5% to $108.5 million in the first six months of fiscal 1998 from $168.1 million in the first six months of fiscal 1997 primarily due to decreased aggregate unit sales of Corel's products. In addition, there was a charge of $11.2 million recorded in the first quarter of 1998 relating to the announcement of Corel's new WordPerfect Suite pricing strategy on March 9, 1998 which outlined the reduction in selling price of certain WordPerfect Suite products.

PRODUCT GROUPS. The table below shows sales for the first and second fiscal quarters ended May 31, 1997 and 1998, consisting of graphics software new licenses (full kits and competitive upgrades) and existing user upgrades, productivity software new licenses (full kits and competitive upgrades) and existing user upgrades, multimedia software (including sales from the Company's Professional Photo CD titles and CorelSCSI), and network computing products (including CorelVIDEO):

                                                     Three Months Ended      Six Months Ended
                                                          May 31,                May 31,
                                                     ------------------    --------------------
                                                       1997      1998        1997         1998
                                                     -------    -------    --------    --------
                                                                      (in thousands)
Graphics software - new licenses..................   $22,482    $19,913    $ 48,937    $ 38,182
Graphics software - existing user upgrades........     5,129      8,577      16,294      17,276
                                                     -------    -------    --------    --------
    Total graphics software.......................    27,611     28,490      65,231      55,458
                                                     -------    -------    --------    --------
Productivity software - new licenses..............    31,278     22,863      62,489      39,799
Productivity software - existing user upgrades....    27,557     10,951      37,483      11,978
                                                     -------    -------    --------    --------
    Total productivity software...................    58,835     33,814      99,972      51,777
                                                     -------    -------    --------    --------
Multimedia software...............................       609        525       2,207         951
                                                     -------    -------    --------    --------
Network computing products........................       358        213         721         316
                                                     -------    -------    --------    --------
Total sales.......................................   $87,413    $63,042    $168,131    $108,502
                                                     =======    =======    ========    ========

Graphics software revenues in the second quarter of fiscal 1998 were comparable to the second quarter of fiscal 1997. Graphics software revenue decreased in the six month period ended May 31, 1998 compared to May 31, 1997 primarily due to reduced revenues from the CorelDRAW versions available at the time.

Productivity software revenues decreased in the second quarter of fiscal 1998, as compared to the second quarter of fiscal 1997, primarily due to reduced unit volumes of retail versions of Corel WordPerfect Suite 8 and Corel WordPerfect Suite 7 and a decline in average selling prices related to the new WordPerfect pricing strategy.

Multimedia sales were lower in the second quarter of fiscal 1998, as compared to the second quarter of fiscal 1997, primarily due to a decline in the unit sales of the Corel Stock Photo Libraries and a decline in Corel CD HOME revenues resulting from the sale of the Corel CD HOME COLLECTION and Corel Medical Series to Hoffman + Associates Inc. in April 1997.

SALES CHANNELS. Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences. The table below shows sales through these channels for the second fiscal quarters ended May 31, 1997 and 1998, and for the six-month periods ended May 31, 1997 and 1998:

                             Three Months Ended    Six Months Ended
                                   May 31,               May 31,
                             ------------------   -------------------
                               1997      1998       1997       1998
                             --------  --------   --------   --------
                                              (in thousands)
Retail packaged products....  $62,337   $41,836   $118,418   $ 61,160
OEM licences................    8,289     4,732     16,199     10,724
Corporate licences..........   16,787    16,474     33,514     36,618
                              -------   -------   --------   --------
Total sales.................  $87,413   $63,042   $168,131   $108,502
                              =======   =======   ========   ========

Retail packaged products and corporate licences are sold primarily through distributors. The three largest distributors accounted for $41.0 million (41%) and $22.8 million (36%) of Corel's sales in the second quarter of fiscal 1997 and 1998, respectively, and $72.8 million (38%) and $30.4 million (28%) of Corel's sales in the first six months of fiscal 1997 and 1998, respectively. Packaged product volume decreased in the second quarter of fiscal 1998 primarily because of a decrease in unit volume sales of the current version of the WordPerfect Suite at that time.

Corporate licences, including maintenance revenues, decreased slightly in the second quarter of fiscal 1998, as compared to the second quarter of fiscal 1997, and increased in the first six months of fiscal 1998, as compared to the first six months of fiscal 1997, due to increased unit volume sales resulting from the expanded marketing efforts in this area.

OEM channel revenues decreased in the second quarter of fiscal 1998, as compared to the second quarter of fiscal 1997, and in the first six months of fiscal 1998 as compared to the first six months of fiscal 1997, primarily due to a decline in unit volume for OEM versions of CorelDraw 5 and CorelDraw 4.

The table below shows Corel's sales geographically for the second fiscal quarters ended May 31, 1997 and 1998, and for the six-month periods ended May 31, 1997 and 1998:


                          Three Months Ended        Six Months Ended
                                May 31,                 May 31,
                          ------------------      --------------------
                           1997       1998         1997         1998
                          -------   --------      -------     --------
                                           (in thousands)
North America...........  $57,622    $39,504      $102,301    $ 63,472
Europe..................   18,155     17,777        49,548      33,969
Other international.....   11,636      5,761        16,282      11,061
                          -------    -------      --------    --------
Total sales.............  $87,413    $63,042      $168,131    $108,502
                          =======    =======      ========    ========

Sales outside North America, principally in Europe, were 34% and 37% of Corel's sales for the second quarter of fiscal 1997 and 1998, respectively, and 39% and 41% of Corel's sales for the first six months of fiscal 1997 and 1998, respectively. The increase in the respective three month and six month periods was primarily due to increased marketing efforts throughout the rest of the world.

Corel's products are sold primarily in US dollars in all countries other than Canada and in US dollars to Canadian distributors. Sales in US dollars as a percentage of total sales were in excess of 90% in the second quarter of both fiscal 1997 and fiscal 1998 and in the first six months of both fiscal 1997 and fiscal 1998.

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

Gross profit as a percentage of sales was 82% of sales in the second quarter of fiscal 1998 as compared to 78% in the second quarter of fiscal 1997 and 80% of sales in the first six months of fiscal 1998 as compared to 75% in the first six months of fiscal 1997. Gross profit as a percentage of sales increased in the second quarter of 1998 as compared to the second quarter of 1997 due to lower product costs. The increase in gross profit as a percentage of sales in the six month period of 1998 compared to 1997 is largely attributable to the reduction in quarterly amortization charges of approximately $9 million pursuant to the technology write-down of $113.7 million in the second quarter of fiscal 1997.

ADVERTISING EXPENSE

Advertising expenses include all marketing, advertising and trade show expenses. Advertising expenses decreased by 43% to $11.8 million in the second quarter of fiscal 1998 from $20.5 million in the second quarter of fiscal 1997 and decreased by 43% to $23.0 million in the first six months of 1998 from $40.4 million in the first six months of fiscal 1997. The decrease in advertising expenditures was due to more targeted marketing efforts and the implementation of various cost control measures. Advertising expenses decreased as a percentage of sales from 23% in the second quarter of fiscal 1997 to 19% in the second quarter of fiscal 1998. The decreases are primarily due to the level of sales achieved in the second quarter of 1997 compared to the second quarter of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses include all general administrative expenses as well as expenses associated with warehousing. Selling, general and administrative expenses decreased by 13% to $19.1 million in the second quarter of fiscal 1998 from $22.1 million in the second quarter of fiscal 1997 and by 10% to $37.5 million in the first six months of fiscal 1998 from $41.7 million in the first six months of fiscal 1997. Selling, general and administrative expenses increased as a percentage of sales from 25% in the second quarter of fiscal 1997 to 30% in the second quarter of fiscal 1998 and from 25% in the first six months of fiscal 1997 to 35% in the first six months of fiscal 1998. The increase in the amount of such expenses as a percentage of sales was primarily due to the level of sales achieved in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1998.

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

                                              Three Months Ended       Six Months Ended
                                                    May 31,                 May 31,
                                              ------------------      -------------------
                                               1997        1998        1997        1998
                                              -------   --------      -------    --------
                                                                (in thousands)
Gross research and development expenses.....  $25,417     $21,765     $45,663     $42,930
Research and development tax credits........    3,119           -       4,542           -
                                              -------     -------     -------     -------
Net research and development expenses.......  $22,298     $21,765     $41,121     $42,930
                                              =======     =======     =======     =======
Net research and development expenses
   as a percentage of sales.................       26%         34%         24%         39%

Net research and development expenses decreased by 2% to $21.8 million in the second quarter of fiscal 1998 from $22.3 million in the second quarter of fiscal 1997 and increased by 4% to $42.9 million in the first six months of fiscal 1998 from $41.1 million in the first six months of fiscal 1997. Net research and development expenses as a percentage of sales increased from 26% in the second quarter of fiscal 1997 to

34% in the second quarter of fiscal 1998, and from 24% in the first six months of fiscal 1997 to 39% in the first six months of fiscal 1998. The increase in net research and development expenses as a percentage of sales was primarily due to the level of sales achieved in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1998. The Company was unable to claim investment tax credits in the second quarter of 1998. The Company will be in a position to recognize investment tax credits associated with research and development expenses as the Canadian operations become profitable.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expenses, which do not include the amortization of purchased software, decreased by 51% to $3.6 million in the second quarter of fiscal 1997 from $7.3 million in the second quarter of fiscal 1996 and by 43% to $8.0 million in the first six months of fiscal 1998 from $14.2 million in the first six months of fiscal 1997. Depreciation and amortization have decreased in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 primarily due to significant capital expenditures coming to the end of their depreciation and amortization periods throughout the quarter.

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

INTEREST EXPENSE

Interest expense increased by $0.4 million to an expense of $0.7 million in the second quarter of fiscal 1998 from $0.3 million in the second quarter of fiscal 1997 and was unchanged at $0.8 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. The increase was primarily due to the anticipated interest charges associated with proposed adjustments identified as part of the Canadian operations' income tax audit.

INCOME TAXES

Corel's effective tax rates, on income from operations excluding the write-down of purchased software and royalties, were (46%) and 42% for the second quarter of fiscal 1998 and 1997, respectively, and, (12%) and 50% for the first six months of fiscal 1998 and 1997, respectively. These rates vary from the Company's statutory tax rate of 44%, primarily due to foreign tax rate differences associated with Corel's international operations, the unrecorded tax benefit of accounting losses in the first two quarters of fiscal 1998 and proposed adjustments identified as part of the Canadian operations' income tax audit. The accounting losses reflect amounts which may be carried forward for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 1998, Corel's principal sources of liquidity included cash and short-term investments of approximately $17.3 million, and accounts receivable of $37.4 million. Short-term investments consist of overnight call loans to a major Canadian bank and marketable securities. Long-term debt of $33.4 million consists of the outstanding royalty and product return obligations pursuant to the acquisition of the WordPerfect family of software programs on March 1, 1996.

Cash used by operations was $2.8 million for the first six months of fiscal 1998 compared to cash provided of $34.1 million for the first six months of fiscal 1997. The decrease of $36.9 million was primarily due to the net loss of $29.4 million in the first six months of 1998 compared to $15.2 million in the first six months of 1997, net of write-downs of purchased software and royalties and lower depreciation and amortization amount of $14.3 million compared to $30.8 million for the first six months of 1998 and 1997 respectively.

Accounts receivable decreased in the second quarter of fiscal 1998 primarily due to reduced sales levels in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998.

Financing activities used cash of $5.1 million in the first six months of fiscal 1998 compared to $7.6 million in the first six months of fiscal 1997, primarily due to the outstanding royalty obligation pursuant to the acquisition of the Wordperfect family of products, which is based on sales.

Investing activities, primarily the acquisition of capital assets, used $5.4 million in the first six months of fiscal 1998 compared to $12.8 million in the first six months of fiscal 1997, including expenditures for acquired software of $1.8 million in the first six months of fiscal 1998 compared to $4.6 million in the first six months of fiscal 1997. At May 31, 1997, Corel had no material commitments for capital expenditures.

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

In 1996 Corel initiated a corporate wide program to review, test and prepare Corel's internal systems for the Year 2000. Corel continues to assess, plan and implement solutions that will prepare our internal systems for January 1, 2000 and believes that these solutions will not pose significant operational problems for Corel, nor that the costs will be material.

Corel's current information on the status of our products can be obtained at http://www.corel.com. This information is provided for the singular purpose of
---------------------
assisting our customers prepare for the Year 2000. The status of our products is provided such that other products used in conjunction with Corel's product's correctly exchange date information with Corel's products. Corel is committed to providing quality Year 2000 tested solutions to our clients.

Corel has continued to expand and enhance these programs, adding resources as required and will continue to evaluate resource requirements in an on-going manner. Corel expects to continue to incur operational costs and external expenses in relation to preparing both Corel's products and internal systems for the Year 2000.

Corel expects to have solutions implemented in a timely manner. There can be no absolute assurance that the systems of Corel's data exchange partners will also be converted in a timely manner, thus Corel may incur unanticipated future expenses to remedy the such problems.

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

Technological Change

The markets for Corel's products are characterized by rapidly changing technology, frequent new product introductions and uncertainty due to new and emerging technologies. Corel's future success is highly dependent upon the timely completion and introduction of new or enhanced products incorporating such emerging technologies at competitive price/performance levels. The pace of change has recently accelerated due to the Internet, corporate intranets, and new programming languages, such as Java.

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

ITEM 1. LEGAL PROCEEDINGS

On or about January 12, 1998, the Company received notice that a complaint had been filed against it by Micrografx, Inc. in the Northern District of Texas, Dallas Division. The complaint alleges that the personal calendar included in Corel Print House Magic is strikingly similar to and in some instances virtually identical to the personal calendar found in the plaintiff's CreataCard Gold and CreataCard Plus software products. The complaint includes causes of action for copyright infringement, false designation of origin and false representations in commerce, unfair competition and unjust enrichment. By motion filed January 20, 1998, the plaintiff sought a preliminary injunction to stop the Company from distributing or selling the personal calendar (Corel Family & Friends) included in Corel Print House Magic. By order dated April 10, 1998, the court dismissed Micrografx Motton for preliminary injunction. On May 8, 1998, Micrografx filed a Notice of Appeal. Discovery of all parties will conclude in August of 1998 and a decision on the appeal is likely in the late fall of 1998.

On or about March 5, 1998, Corel was served with a class action lawsuit filed against it by Plaintiff Great Neck Capital Appreciation Investment
Partnership in the United States District Court for the Eastern District of New York. The complaint also names as co-defendants Dr. Michael C. J. Cowpland, Corel's Chairman, President and Chief Executive Officer, and Mr. Charles Norris, Corel's former Vice President, Finance and Chief Financial Officer. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between March 26, 1997 and January 20, 1998 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b) and 10(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5, by misrepresenting or failing to disclose material information about Corel's financial condition. The complaint alleges that the defendants issued false and misleading press releases and financial statements for the first three quarters of fiscal 1997. Plaintiff alleges, in part, that defendants (a) failed to disclose that they were overstating Corel's reported profits by, among other things, inflating reported revenues and earnings through improperly recognizing revenue on Java technology exchange transactions, and (b) overstated revenues and earnings by understating reserves in connection with sales to distributors who had no obligation to keep or pay for the products. The complaint also alleges that Corel insiders, including the individual co-defendants, sold common shares during the Class Period at "artificially inflated prices". The complaint seeks an unspecified amount of money damages.

The Great Neck complaint was consolidated by Order dated June 1, 1998, with four other previously filed complaints: Giskan, Meyer, Mangold and Hagler. Also on June 1, 1998, the court approved the plaintiff's motion for the appointment of lead plaintiff and lead counsel. The firm of Harwood Halebian & Feffer is counsel of record. Great Neck (as lead plaintiff, on behalf of all plaintiffs) will file a Consolidated Complaint with the court in early August 1998. Corel will have 30 days from the filing of the Consolidated Complaint to answer this consolidated pleading.

No motions have been filed or discovery yet undertaken.

Corel intends to defend this class action litigation vigorously. However, due to the inherent uncertainties of litigation, Corel cannot accurately predict the ultimate outcome of the litigation. Investigating and defending the consolidated complaint may require the expenditure of a material amount of funds and may require a significant amount of management's time and resources. An unfavorable outcome in the litigation could have a material adverse effect on Corel's business, financial condition and results of operations. Announcement of material developments in the litigation prior to its resolution could adversely affect the market price of Corel's common shares.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to intellectual property and other matters. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits
          None

     b) Reports on Form 8-K
          The Company filed no reports on Form 8-K for the fiscal quarter ended May 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COREL CORPORATION
                                            (Registrant)




Date: July 14, 1998                      By:  /s/ Michael C.J. Cowpland
                                              --------------------------------
                                              MICHAEL C. J. COWPLAND
                                              Chairman, President, Chief
                                              Executive Officer and Director



Date: July 14, 1998                      By:  /s/ Michael P. O'Reilly
                                              --------------------------------
                                              MICHAEL P. O'REILLY
                                              Vice-President, Finance and
                                              Chief Financial Officer