Form 10-Q
period 1998-08-31
COREL CORP
filed 1998-10-15
CIK 890640

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark one)



[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



For the period ended                        August 31, 1998
                     -----------------------------------------------------------

                                       or

[   ]    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934



For the transition period from ______________________ to _______________________



                         COMMISSION FILE NUMBER 0-20562
                                                -------


                               COREL CORPORATION
                               -----------------
             (Exact name of Registrant as specified in its Charter)



        CANADA                                       NOT APPLICABLE
        ------                                       --------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


    1600 CARLING AVENUE, OTTAWA, ONTARIO, CANADA         K1Z 8R7
    --------------------------------------------        ---------
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


                               YES   X      NO
                                  ------      ------

As of October 14, 1998, the registrant had 59,414,809 Common Shares outstanding.

================================================================================

                               COREL CORPORATION

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

     Consolidated Balance Sheets as at November 30, 1997 and
        August 31, 1998............................................         3

     Consolidated Statements of Operations and Retained Earnings
        (Deficit) for the three months and for the nine months
        ended August 31, 1997 and August 31, 1998..................         4

     Consolidated Statements of Changes in Financial Position for
        the nine months ended August 31, 1997 and August 31, 1998..         5

     Notes to Consolidated Financial Statements....................         6

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................        11

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings.......................................        22

   Item 6. Exhibits and Reports on Form 8-K........................        23

SIGNATURES.........................................................        24

                         PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                               COREL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (in thousands of U.S.$)

                                                          November 30,   August 31,
                                                              1997          1998
                                                          ------------   ----------
ASSETS                                                                   (unaudited)
Current assets
     Cash and short-term investments....................     $  30,629    $  19,852
     Accounts receivable (note 2)
         Trade..........................................        50,951       46,743
         Other..........................................         2,310        2,653
     Inventory (note 3).................................        11,412       16,642
     Deferred income taxes..............................         2,353        1,797
     Prepaid expenses...................................         2,591        2,551
                                                             ---------    ---------
Total current assets....................................       100,246       90,238
Capital assets (note 4).................................        63,497       46,693
                                                             ---------    ---------
Total assets............................................     $ 163,743    $ 136,931
                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued liabilities (note 5)..     $  48,063    $  62,352
     Current portion of long-term debt..................        13,500       13,500
     Income taxes payable...............................         4,203        6,101
     Deferred revenue...................................        14,124       16,467
                                                             ---------    ---------
Total current liabilities...............................        79,890       98,420
Long-term debt (note 6).................................        24,044       16,919
Shareholders' equity
     Share capital (note 7).............................       204,235      202,879
     Contributed surplus................................           730        1,099
     Deficit............................................      (145,156)    (182,386)
                                                             ---------    ---------
Total shareholders' equity..............................        59,809       21,592
                                                             ---------    ---------
Total liabilities and shareholders' equity..............     $ 163,743    $ 136,931
                                                             =========    =========

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND RETAINED EARNINGS (DEFICIT)
                 (in thousands of U.S.$, except per share data)
                                  (unaudited)

                                                   Three months ended               Nine months ended
                                                       August 31,                       August 31,
                                                ------------------------       --------------------------
                                                    1997        1998                 1997        1998
                                                ------------------------       --------------------------
Sales..........................................   $ 48,803   $  71,083           $ 216,934    $ 179,585
Cost of sales (note 8).........................     13,221      14,932              56,072       36,682
                                                  --------   ---------           ---------    ---------
   Gross profit................................     35,582      56,151             160,862      142,903
                                                  --------   ---------           ---------    ---------
Expenses
   Advertising.................................     20,523       7,403              60,925       30,372
   Selling, general and administrative.........     22,462      19,717              64,173       57,232
   Research and development....................     22,433      16,981              63,554       59,911
   Depreciation and amortization...............      7,419       2,465              21,595       10,445
   Write-down of purchased software
          and royalties........................          -           -             113,674            -
   Restructuring charges (note 9)..............          -      15,880                   -       15,880
   Loss (gain) on foreign exchange.............        402         (78)              1,419          675
                                                  --------   ---------           ---------    ---------
                                                    73,239      62,368             325,340      174,515
                                                  --------   ---------           ---------    ---------
Loss from operations...........................    (37,657)     (6,217)           (164,478)     (31,612)
Interest expense...............................        152         154                 990          994
                                                  --------   ---------           ---------    ---------
Loss before income taxes.......................    (37,809)     (6,371)           (165,468)     (32,606)

Income taxes
    Current....................................       (374)        494                (200)       4,068
    Deferred (reduction).......................     (1,523)        969                (480)         556
                                                  --------   ---------           ---------    ---------
                                                    (1,897)      1,463                (680)       4,624
Net loss.......................................    (35,912)     (7,834)           (164,788)     (37,230)
Retained earnings (deficit) beginning of period    (42,190)   (174,552)             86,955     (145,156)
Premium on cancellation of shares..............       (100)          -                (369)           -
                                                  --------   ---------           ---------    ---------
Deficit end of period..........................   $(78,202)  $(182,386)          $ (78,202)   $(182,386)
                                                  ========   =========           =========    =========
Loss per share:
   Net loss
       Basic...................................   $  (0.59)  $   (0.13)          $   (2.74)   $   (0.63)
   Average number of Common Shares
       Basic...................................     60,565      59,346               60,239       59,505

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN FINANCIAL POSITION
                            (in thousands of U.S.$)
                                  (unaudited)

                                                                           Nine months ended
                                                                        ------------------------
                                                                        August 31,   August  31,
                                                                           1997          1998
                                                                        ----------   -----------
Cash provided by (used for):
Operations:
     Net loss..........................................................  $(164,788)     $(37,230)
     Items which do not involve cash:
          Depreciation and amortization................................     43,443        19,877
          Gain on disposal of assets...................................       (118)          (79)
          Deferred income taxes........................................       (480)          556
          Write-down of purchased software and royalties...............    113,674             -
          Write-down of investments....................................      1,633             -
          Restructuring charges........................................          -         3,086
     Decrease in accounts receivable...................................     54,023         3,865
     Decrease (increase) in inventory..................................      4,706        (5,230)
     Decrease in prepaid expenses......................................      6,561            40
     Increase (decrease) in accounts payable and accrued liabilities...    (11,666)       14,289
     Increase in deferred revenue......................................      1,864         2,343
     Increase (decrease) in income taxes payable/recoverable...........     (8,333)        1,898
                                                                         ---------      --------
     Cash provided by operations.......................................     40,519         3,415
                                                                         ---------      --------
Financing:
     Issue of share capital............................................      6,036             -
     Shares repurchased for cancellation...............................       (902)         (987)
     Repayment of long-term debt.......................................    (10,030)       (7,125)
                                                                         ---------      --------
                                                                            (4,896)       (8,112)
                                                                         ---------      --------
Investments:
     Purchase of investment............................................     (1,633)            -
     Purchase of capital assets........................................    (18,581)       (6,159)
     Proceeds on disposal of assets....................................        148            79
                                                                         ---------      --------
                                                                           (20,066)       (6,080)
                                                                         ---------      --------
Net increase (decrease) in cash........................................     15,557       (10,777)
Cash at beginning of period............................................      6,924        30,629
                                                                         ---------      --------
Cash at end of period..................................................  $  22,481      $ 19,852
                                                                         =========      ========

Cash is defined as cash and short-term investments

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Corel Corporation (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in Canada. These principles are also generally accepted in the United States except as disclosed in Note 10. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corel Corporation Limited, Corel Computer Corp., Corel International Corporation, Corel, Inc. and its wholly-owned subsidiary, Corel Corporation (U.S.A.).

In the opinion of Management, these unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, necessary to state fairly the results for the periods presented.

These financial statements should be read in conjunction with the Company's audited financial statements as of November 30, 1996 and 1997 and for each of the three years in the period ended November 30, 1997 including notes thereto, included in the Company's Annual Report on Form 10-K for the year ended November 30, 1997. The consolidated results of operations for the first three fiscal quarters are not necessarily indicative of the results to be expected for any future period.

2.  ACCOUNTS RECEIVABLE

Included in trade accounts receivable are the following reserves:

                                           November 30,  August 31,
                                               1997         1998
                                           ------------  ----------
Promotional rebates.....................      $11,396     $ 7,166
Sales reserve...........................       54,413      24,310
Allowance for doubtful accounts.........        5,466       6,458


3.  INVENTORIES

                                           November 30,  August 31,
                                               1997         1998
                                           ------------  ----------
Raw materials...........................      $ 7,974      $ 8,928
Finished goods..........................        3,438        7,714
                                              -------      -------
                                              $11,412      $16,642
                                              =======      =======

4.  CAPITAL ASSETS

                                                       August 31, 1998
                                               --------------------------------
                                                         Accumulated
                                                         Depreciation                Net
                                                             and                 November 30,
                                                Cost     Amortization     Net        1997
                                               --------  ------------   ------   ------------
Furniture and equipment......................  $ 13,867      $  7,802   $ 6,065       $ 8,307
Computer equipment and software..............    63,970        59,698     4,272         9,423
Research and development equipment...........    12,610         6,310     6,300         7,398
Leasehold improvements.......................     3,161         2,185       976         1,674
Software licenses and purchased software,
  clipart libraries and photo CD libraries...    95,641        66,561    29,080        36,695
                                               --------      --------   -------       -------
                                               $189,249      $142,556   $46,693       $63,497
                                               ========      ========   =======       =======

At November 30, 1997, the cost amounted to $186,521,000 and accumulated depreciation amounted to $123,024,000. The carrying amount of licenses not being amortized at August 31, 1998 and November 30, 1997 amounted to $3,167,000 and $2,425,000 respectively.

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                          November 30,  August 31,
                                              1997         1998
                                          ------------  ----------
Trade accounts payable.................      $13,840     $ 7,703
Accrued liabilities....................       34,223      54,649
                                             -------     -------
                                             $48,063     $62,352
                                             =======     =======

6.  LONG-TERM DEBT

Long-term debt consists of the outstanding royalty and product return obligations pursuant to the WordPerfect acquisition on March 1, 1996.

                           As at November 30, 1997         As at August 31, 1998
                         ----------------------------  -----------------------------
                                   Product                       Product
                         Royalty   Returns    Total    Royalty   Returns      Total
                         --------  --------   -------  --------  --------    -------
Long-term debt.........   $19,182   $18,362   $37,544   $16,402   $14,017     $30,419
Less: current portion..     6,500     7,000    13,500     6,500     7,000      13,500
                          -------   -------   -------   -------   -------     -------
                          $12,682   $11,362   $24,044   $ 9,902   $ 7,017     $16,919
                          =======   =======   =======   =======   =======     =======

7.  SHARE CAPITAL

During the nine-month periods ended August 31, 1997 and August 31, 1998, the Company issued 1,140,212 and 0 common shares, respectively, pursuant to its Stock Option Plan, for proceeds of $6,036,000 and $0, respectively.

During the nine-month periods ended August 31, 1997 and August 31, 1998, the company issued 5,810,614 and 3,402,000 stock options, respectively, and canceled 10,923,984 and 1,554,827 stock options, respectively, pursuant to the Stock Option Plan. Included in the above amounts for the nine-month period ended August 31, 1997 is the cancellation of 10,373,100 stock options and the issuance of 5,773,614 options on May 1, 1997, following the fourteen day option exchange period, pursuant to Resolution No. 2 approved by shareholders on April 18, 1997.

8.  COST OF SALES

                                        Three months ended     Nine months ended
                                            August 31,             August 31,
                                         -----------------   --------------------
                                          1997      1998      1997      1998
                                         -------   -------   -------   --------
Cost of goods sold.....................  $ 4,550   $ 7,519   $23,418   $18,795
Licence amortization...................    5,255     3,063    21,848     9,432
Royalties..............................    3,416     4,350    10,806     8,455
                                         -------   -------   -------   -------
                                         $13,221   $14,932   $56,072   $36,682
                                         =======   =======   =======   =======

9.  RESTRUCTURING CHARGES

The Company proceeded with the implementation of a consolidation plan. Under this plan, research and development in the Company's Orem, Utah engineering center was transferred to engineering facilities in Ottawa. As a result of this plan, the Company recorded restructuring charges and asset writedowns totaling $15.9 million. This amount consisted of charges of $10.1 million relating to the severance costs associated with the termination of approximately 550 employees, asset writedowns of $3.1 million and facilities closure costs of $2.7 million.

By September 11, 1998, approximately 460 employees were terminated. The balance of the workforce will remain with the Company until February 1, 1999 and will assist with the transition of the source code and technical services to the Ottawa facility. As at August 31, 1998, the restructuring accrual included in accounts payable and accrued liabilities was $8.3 million related to severance and facility closure costs.

10.  SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GAAP

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

(b) Accounting for stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock option plan. Accordingly, no compensation expense has been recognized for its stock-based plan. Had compensation for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the plan, consistent with the methodology prescribed under the Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss would not have been changed significantly from the amount reported on the Statement of Operations and Retained Earnings (Deficit) for the nine month period ended August 31, 1998.

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

                                  November 30, 1997           August 31, 1998
                                  -----------------           ---------------
Operating loss carryforwards             $  4,855                  $ 14,324
Depreciation                               14,750                    18,451
Reserves                                    3,292                     4,758
                                         --------                  --------
                                           22,897                    37,533
Valuation allowance                       (20,544)                  (35,736)
                                         --------                  --------
Net deferred tax assets                  $  2,353                  $  1,797
                                         ========                  ========

(d) Consolidated statements of changes in financial position

The Company defines cash for purposes of the consolidated statements of changes in financial position as cash and short-term investments. Included in short-term investments are $1,713,000 of marketable equity securities at August 31, 1998 ($4,051,000 as at May 31, 1998). Under US GAAP, cash would be reduced by the amount of short-term investments.


11.  CONTINGENT LIABILITY

Revenue Canada has identified and advised the Company of proposed income tax adjustments for fiscal years ended November 30, 1993 to 1995. In the opinion of management, the proposed adjustments are substantially in excess of amounts which may become payable on assessment. The Company has recorded a provision of $2,468,000, inclusive of interest and penalties, for certain adjustments. It is not possible to accurately estimate the amount, if any, of additional income taxes that may result from the remaining adjustments identified and accordingly, no provision has been made at this time.

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

Pursuant to a press release on June 24, 1998, the Company proceeded with the implementation of a consolidation plan. Under this plan, research and development in the Company's Orem, Utah engineering center was transferred to engineering facilities in Ottawa. As a result of this plan, the Company recorded restructuring charges and asset writedowns totaling $15.9 million. This amount consisted of charges of $10.1 million relating to the severance costs associated with the termination of approximately 550 employees, asset writedowns of $3.1 million and facilities closure costs of $2.7 million.

By September 11, 1998, approximately 460 employees were terminated. The balance of the workforce will remain with the Company until February 1, 1999 and will assist with the transition of the source code and technical services to the Ottawa facility. As at August 31, 1998, the restructuring accrual included in accounts payable and accrued liabilities was $8.3 million related to severance and facility closure costs.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain statement of income data expressed as a percentage of sales for the periods indicated, and the percentage change of such items as compared to the indicated prior period.

                                                                                Period to period
                                                                              increase (decrease)
                                                                              ----------------------
                                                     Percent of sales          3rd qtr   Nine months
                                         Three months ended  Nine months ended  1998        ended
                                             August 31,          August 31,      vs.     Aug 31, 1997
                                         ------------------  ----------------  3rd qtr       vs.
                                           1997      1998    1997       1998    1997     Aug 31, 1998
                                           ----      ----    ----       ----   -------   ------------
Sales                                       100 %     100 %  100 %      100 %    46 %          (17)%
Cost of sales                                27 %      21 %   25 %       20 %    13 %          (35)%
                                           ----      ----    ----       ----
  Gross profit                               73 %      79 %   75 %       80 %    58 %          (11)%
                                           ----      ----    ----       ----
Expenses
  Advertising                                42 %      10 %   28 %       17 %   (64)%          (50)%
  Selling, general and administrative        46 %      28 %   30 %       32 %   (12)%          (11)%
  Research and development                   46 %      24 %   29 %       33 %   (24)%           (6)%
  Depreciation and amortization              15 %       4 %   10 %        6 %   (67)%          (52)%
  Write-down of purchased
        software and royalties               N/A       N/A    52 %        0 %    N/A            N/A
  Restructuring charges                      N/A       22 %   N/A         9 %    N/A            N/A
  Loss (gain) on foreign exchange             1 %       0 %    1 %        0 %  (119)%          (52)%
                                           ----      ----    ----       ----
                                            150 %      88 %  150 %       97 %   (15)%          (46)%
                                           ----      ----    ----       ----
Loss from operations                        (77)%      (9)%  (75)%      (17)%   (83)%           81 %
Interest expense                              0 %       0 %    1 %        1 %     1 %            0 %
                                           ----      ----    ----       ----
Loss before income taxes                    (77)%      (9)%  (76)%      (18)%   (83)%           80 %
Income taxes                                 (4)%       2 %   (1)%        3 %  (177)%          780 %
                                           ----      ----    ----       ----
Net loss                                    (73)%     (11)%  (77)%      (21)%   (78)%           77 %
                                           ====      ====    ====       ====


SALES

Sales increased 46% to $71.1 million in the third quarter of fiscal 1998 from $48.8 million in the third quarter of fiscal 1997 due to increased sales in the graphics line of products. The increase can be attributed to the launch of CorelDraw/TM/ 8 for the Macintosh and Alpha platforms, Corel GALLERY/TM/ 1,000,000, Corel PrintOffice/TM/ and CorelDraw/TM/ Select Edition. Sales decreased 17% to $179.6 million in the first nine months of fiscal 1998 from $216.9 million in the first nine months of fiscal 1997 primarily due to decreased aggregate unit sales of Corel's products. In addition, there was an announcement in the first quarter of fiscal 1998 relating to Corel's new WordPerfect Suite pricing strategy which outlined the reduction in selling price of certain WordPerfect Suite products.

PRODUCT GROUPS. The table below shows sales for the third fiscal quarters ended August 31, 1997 and 1998 and for the nine-month periods ended August 31, 1997 and 1998, consisting of graphics software new licenses (full kits and competitive upgrades) and existing user upgrades, productivity software new licenses (full kits and competitive upgrades) and existing user upgrades, multimedia software (including sales from the Company's Professional Photo CD titles and CorelSCSI), and network computing products (including CorelVIDEO):

                                                  Three months ended      Nine months ended
                                                      August 31,              August 31,
                                                   ------------------   ----------------------
                                                    1997       1998       1997          1998
                                                   -------    -------   ---------     --------
                                                                   (in thousands)
Graphics software - new licenses................   $13,657    $28,257   $ 62,594      $ 66,439
Graphics software - existing user upgrades......    (1,668)     9,503     14,626        26,779
                                                   -------    -------   --------      --------
    Total graphics software.....................    11,989     37,760     77,220        93,218
                                                   -------    -------   --------      --------
Productivity software - new licenses............    30,519     21,055     93,008        60,854
Productivity software - existing user upgrades..     5,732     11,617     43,215        23,595
                                                   -------    -------   --------      --------
    Total productivity software.................    36,251     32,672    136,223        84,449
                                                   -------    -------   --------      --------
Multimedia software.............................       297        419      2,504         1,370
                                                   -------    -------   --------      --------
Network computing products......................       266        232        987           548
                                                   -------    -------   --------      --------
Total sales.....................................   $48,803    $71,083   $216,934      $179,585
                                                   =======    =======   ========      ========

Graphics software revenues in the third quarter of fiscal 1998 were significantly higher compared to the third quarter of fiscal 1997, primarily due to sales of CorelDraw 8 (including Alpha and Macintosh versions), Corel GALLERY 1,000,000 and Corel PrintOffice. Graphics software revenue increased in the nine month period ended August 31, 1998 compared to August 31, 1997 primarily due to sales of CorelDraw 8.

Productivity software revenues decreased in the third quarter of fiscal 1998, as compared to the third quarter of fiscal 1997, primarily due to reduced unit volumes of retail versions of Corel WordPerfect Suite 8 and Corel WordPerfect Suite 7 and a decline in average selling prices related to the new WordPerfect pricing strategy.

Multimedia sales were higher in the third quarter of fiscal 1998, as compared to the third quarter of fiscal 1997, primarily due to Corel CD HOME product returns in the third quarter of fiscal 1997 resulting from the sale of the Corel CD HOME COLLECTION and Corel Medical Series to Hoffman + Associates Inc. in April 1997.

SALES CHANNELS. Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences. The table below shows sales through these channels for the third fiscal quarters ended August 31, 1997 and 1998, and for the nine-month periods ended August 31, 1997 and 1998:

                            Three months ended    Nine months ended
                                August 31,           August 31,
                              1997      1998       1997        1998
                             -------   -------   --------    --------
                                         (in thousands)
Retail packaged products..   $25,642   $47,168   $144,060    $108,328
OEM licences..............     6,111     7,510     22,310      18,234
Corporate licences........    17,050    16,405     50,564      53,023
                             -------   -------   --------    --------
Total sales...............   $48,803   $71,083   $216,934    $179,585
                             =======   =======   ========    ========

Retail packaged products and corporate licences are sold primarily through distributors. The three largest distributors accounted for $12.6 million (26%) and $27.2 million (38%) of Corel's sales in the third quarter of fiscal 1997 and 1998, respectively, and $80.6 million (37%) and $57.6 million (31%) of Corel's sales in the first nine months of fiscal 1997 and 1998, respectively. Packaged product volume increased in the third quarter of fiscal 1998 primarily because of an increase in unit volume sales in graphics software.

Corporate licences, including maintenance revenues, decreased slightly in the third quarter of fiscal 1998, as compared to the third quarter of fiscal 1997, and increased in the first nine months of fiscal 1998, as compared to the first nine months of fiscal 1997, due to increased unit volume sales resulting from the expanded marketing efforts in this area.

OEM license revenues increased in the third quarter of fiscal 1998, as compared to the third quarter of fiscal 1997 primarily due to new OEM agreements for CorelDraw 8 and Corel WordPerfect Suite 8. OEM channel revenues decreased in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997, primarily due to a decline in unit volume for OEM versions of CorelDraw 5 and CorelDraw 4.

The table below shows Corel's sales geographically for the third fiscal quarters ended August 31, 1997 and 1998, and for the nine-month periods ended August 31, 1997 and 1998:


                       Three months ended   Nine months ended
                           August 31,            August 31,
                        -----------------   -----------------
                         1997      1998       1997       1998
                        -------   -------   --------   --------
                                    (in thousands)
North America.........  $29,230   $44,534   $131,531   $108,006
Europe................   12,582    15,894     62,130     49,863
Other international...    6,991    10,655     23,273     21,716
                        -------   -------   --------   --------
Total sales...........  $48,803   $71,083   $216,934   $179,585
                        =======   =======   ========   ========

Sales outside North America, principally in Europe, were 40% and 37% of Corel's sales for the third quarter of fiscal 1997 and 1998, respectively, and 40% of Corel's sales for the first nine months of fiscal 1997 and 1998.

Corel's products are sold primarily in US dollars in all countries other than Canada and in US dollars to Canadian distributors. Sales in US dollars as a percentage of total sales were in excess of 90% in the third quarter of both fiscal 1997 and fiscal 1998 and in the first nine months of both fiscal 1997 and fiscal 1998.

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

Gross profit as a percentage of sales was 79% of sales in the third quarter of fiscal 1998 as compared to 73% in the third quarter of fiscal 1997 and 80% of sales in the first nine months of fiscal 1998 as compared to 75% in the first nine months of fiscal 1997. Gross profit as a percentage of sales increased in the third quarter of 1998 as compared to the third quarter of 1997 due to lower license amortization. The increase in gross profit as a percentage of sales in the nine month period of 1998 compared to 1997 is largely attributable to the reduction in quarterly amortization charges of approximately $9 million pursuant to the technology write-down of $113.7 million in the second quarter of fiscal 1997.

ADVERTISING EXPENSE

Advertising expenses include all marketing, advertising and trade show expenses. Advertising expenses decreased by 64% to $7.4 million in the third quarter of fiscal 1998 from $20.5 million in the third quarter of fiscal 1997 and decreased by 50% to $30.4 million in the first nine months of 1998 from $60.9 million in the first nine months of fiscal 1997. The decrease in advertising expenditures was due to more targeted marketing efforts and the implementation of various cost control measures. Advertising expenses decreased as a percentage of sales from 42% in the third quarter of fiscal 1997 to 10% in the third quarter of fiscal 1998. The decreases are primarily due to the level of sales achieved in the third quarter of 1997 compared to the third quarter of 1998, and the cost control measures related to advertising spending.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses include all general administrative expenses as well as expenses associated with warehousing. Selling, general and administrative expenses decreased by 12% to $19.7 million in the third quarter of fiscal 1998 from $22.5 million in the third quarter of fiscal 1997 and by 11% to $57.2 million in the first nine months of fiscal 1998 from $64.2 million in the first nine months of fiscal 1997. Selling, general and administrative expenses decreased as a percentage of sales from 46% in the third quarter of fiscal 1997 to 28% in the third quarter of fiscal 1998 and increased from 30% in the first nine months of fiscal 1997 to 32% in the first nine months of fiscal 1998. The decrease in the amount of such expenses as a percentage of sales was primarily due to the level of sales achieved in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1998.

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

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                AUGUST 31,              AUGUST 31,
                                           -------------------    --------------------
                                              1997      1998        1997         1998
                                            -------   --------    -------     --------
                                                             (in thousands)
Gross research and development expenses..   $21,774    $16,981    $67,437      $59,911
Research and development tax credits.....      (659)         -      3,883            -
                                            -------    -------    -------      -------
Net research and development expenses....   $22,433    $16,981    $63,554       59,911
                                            =======    =======    =======      =======
Net research and development expenses
   as a percentage of sales..............        46%        24%        29%          33%

Net research and development expenses decreased by 24% to $17.0 million in the third quarter of fiscal 1998 from $22.4 million in the third quarter of fiscal 1997 and decreased by 6% to $59.9 million in the first nine months of fiscal 1998 from $63.6 million in the first nine months of fiscal 1997. The decrease in research and development expenses was due to the consolidation plan implemented in the third quarter. This included a net reduction of approximately 400 employees, predominantly employed in research and development activities. Net research and development expenses as a percentage of sales decreased from 46% in the third quarter of fiscal 1997 to 24% in the third quarter of fiscal 1998, and increased from 29% in the first nine months of fiscal 1997 to 33% in the first nine months of fiscal 1998. The decrease in net research and development expenses as a percentage of sales was primarily due to the level of sales achieved in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1998. The Company was unable to claim investment tax credits in the third quarter of 1998. The Company will be in a position to recognize investment tax credits associated with research and development expenses as the Canadian operations become profitable.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expenses, which do not include the amortization of purchased software, decreased by 67% to $2.5 million in the third quarter of fiscal 1998 from $7.4 million in the third quarter of fiscal 1997 and by 52% to $10.4 million in the first nine months of fiscal 1998 from $21.6 million in the first nine months of fiscal 1997. Depreciation and amortization have decreased in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 primarily due to significant capital expenditures coming to the end of their depreciation and amortization periods throughout the quarter and the consolidation plan which caused the write-off of $3.1 million of capital assets.

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

INTEREST EXPENSE

Interest expense was unchanged at $0.2 million in the third quarters of fiscal 1998 and fiscal 1997 and at $0.9 million in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

INCOME TAXES

Corel's effective tax rates (recovery) excluding the write-down of purchased software and royalties were (23)% and 5% for the third quarter of fiscal 1998 and 1997, respectively, and (14)% and (1%) for the first nine months of fiscal 1998 and 1997, respectively. These rates vary from the Company's statutory tax rate of 44%, primarily due to foreign tax rate differences associated with Corel's international operations, the unrecorded tax benefit of accounting losses in the first three quarters of fiscal 1998 and proposed adjustments identified as part of the Canadian operations' income tax audit. The accounting losses reflect amounts which may be carried forward for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1998, Corel's principal sources of liquidity included cash and short-term investments of approximately $19.9 million, and accounts receivable of $49.4 million. Short-term investments consist of overnight call loans to a major Canadian bank and marketable securities. Long-term debt of $30.4 million consists of the outstanding royalty and product return obligations pursuant to the acquisition of the WordPerfect family of software programs on March 1, 1996.

Cash provided by operations was $3.4 million for the first nine months of fiscal 1998 compared to cash provided of $40.5 million for the first nine months of fiscal 1997. The decrease of $37.1 million was primarily due to a decrease in working capital of $30.0 million and the net loss of $37.2 million in the first nine months of 1998 compared to $51.1 million in the first nine months of 1997, net of write-downs of purchased software and royalties and lower depreciation and amortization amount of $19.9 million compared to $43.4 million for the first nine months of 1998 and 1997 respectively.

Accounts receivable increased in the third quarter of fiscal 1998 primarily due to increased sales levels in the quarter.

Financing activities used cash of $8.1 million in the first nine months of fiscal 1998 compared to $4.9 million in the first nine months of fiscal 1997, primarily due to the outstanding royalty obligation pursuant to the acquisition of the Wordperfect family of products, which is based on sales, and the issuance of share capital of $6.0 million in the first nine months of 1997 compared to none in the first nine months of 1998.

Investing activities, primarily the acquisition of capital assets, used $6.1 million in the first nine months of fiscal 1998 compared to $20.1 million in the first nine months of fiscal 1997, including expenditures for acquired software of $1.9 million in the first nine months of fiscal 1998 compared to $9.4 million in the first nine months of fiscal 1997. At August 31, 1998, Corel had no material commitments for capital expenditures.

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

YEAR 2000 ISSUES

In 1996 Corel initiated a corporate wide program to review, test and prepare Corel's internal systems for the Year 2000. Corel continues to assess, plan and implement solutions that will prepare its internal systems for January 1, 2000 and believes that these solutions will not pose significant operational problems for Corel, and that the costs of such preparations will not be material.

Corel's current information on the status of our products can be obtained at http://www.corel.com. This information is provided for the singular purpose of
---------------------
assisting our clients prepare for the Year 2000. The status of our products is provided such that other products used in conjunction with Corel's product's correctly exchange date information with Corel's products.

Corel has continued to expand and enhance these programs, adding resources as required, and will continue to evaluate resource requirements in an on-going manner. Corel expects to continue to incur operational costs and external expenses of approximately $250,000 per quarter until the end of the second fiscal quarter of 2000 in relation to preparing both Corel's products and internal systems for the Year 2000.

Corel expects to have solutions implemented in a timely manner. There can be no assurance, however, that the systems of Corel's data exchange partners will also be converted in a timely manner, thus Corel may incur unanticipated future expenses to remedy such problems.

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

Technological Change

The markets for Corel's products are characterized by rapidly changing technology, frequent new product introductions and uncertainty due to new and emerging technologies. Corel's future success is highly dependent upon the timely completion and introduction of new or enhanced products incorporating such emerging technologies at competitive price/performance levels. The pace of change has recently accelerated due to the Internet, corporate intranets and new programming languages, such as Java.

PC Growth Rates

The underlying PC unit growth rate, which may increase at a slower rate in the future, impacts Corel's revenue growth.

Dependence on New Products

While Corel performs extensive usability and beta testing of new and enhanced products, user acceptance and corporate penetration rates ultimately determine the success of development and marketing efforts.

Product Ship Schedules

Delays in new product releases impact sales growth rates and can cause operational inefficiencies that impact manufacturing and distribution logistics, distributor, reseller and OEM relationships, and technical support and customer service staffing.

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

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about January 12, 1998, the Company received notice that a complaint had been filed against it by Micrografx, Inc. in the Northern District of Texas, Dallas Division. The complaint alleges that the personal calendar included in Corel Print House Magic is strikingly similar to and in some instances virtually identical to the personal calendar found in the plaintiff's CreataCard Gold and CreataCard Plus software products. The complaint includes causes of action for copyright infringement, false designation of origin and false representations in commerce, unfair competition and unjust enrichment. By motion filed January 20, 1998, the plaintiff sought a preliminary injunction to stop the Company from distributing or selling the personal calendar (Corel Family & Friends) included
in Corel Print House Magic.   By order dated April 10, 1998, the court dismissed
Micrografx motion for preliminary injunction. On May 8, 1998, Micrografx filed a notice of appeal. A decision on the appeal is likely in the winter of 1999.

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

The Great Neck complaint was consolidated by order dated June 1, 1998, with four other previously filed complaints: Giskan, Meyer, Mangold and Hagler. Also on June 1, 1998, the court approved the plaintiff's motion for the appointment of lead plaintiff and lead counsel. The firm of Wechsler Harwood Halebian & Feffer is counsel of record. Great Neck (as lead plaintiff ) filed a consolidated amended complaint on behalf of lead plaintiff and the class on September 9, 1998 (the "Consolidated Complaint"). The Consolidated Complaint references a revised Class Period (it has been filed on behalf of all persons who purchased or otherwise acquired Corel common shares between January 15, 1997 and January 20,
1998); however, plaintiffs' theories from the individual complaints (as summarized above) remain the same. Corel's answer to the Consolidated Complaint is due on or before October 26, 1998.

No motions have been filed or discovery yet undertaken.

Corel intends to defend this class action litigation vigorously. However, due to the inherent uncertainties of litigation, Corel cannot accurately predict the ultimate outcome of the litigation. Investigating and defending the consolidated complaint may require expenditure of material amounts of funds and may require a significant amount of management's time and resources. An unfavorable outcome in the litigation could have a material adverse effect on Corel's business, financial condition and results of operations. Announcement of material developments in the litigation prior to its resolution could adversely affect the market price of Corel's common shares.

On March 12, 1998, the Company received notice that a complaint had been filed against it by Hedy Lamarr in the 9th Judicial Circuit for Orange County Florida. The complaint was subsequently moved to the United States District Court for the Middle District of Florida, Orlando Division. The complaint alleges that the plantiff has suffered damages arising from Corel's use of her image in connection with CorelDRAW 8 and related product packaging. The plaintiff demands payment of a reasonable royalty for Corel's use of her name and likeness and seeks injunctive relief enjoining further use. The plaintiff made no efforts to obtain injunctive relief until she filed a motion on September 28, 1998 for Partial Summary Judgment and for Preliminary Injunction. Corel will vigorously defend its interests in this case. Discoveries are scheduled to begin in late fall, 1998. The trial date is set for June 1, 1999.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to intellectual property and other matters. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits
          27.1    Financial Data Schedule

     b) Reports on Form 8-K
          The Company filed no reports on Form 8-K for the fiscal quarter ended August 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COREL CORPORATION
                                          (Registrant)




Date: October 14, 1998                   By:  /s/ Michael C.J. Cowpland
                                              -------------------------
                                              MICHAEL C. J. COWPLAND
                                              Chairman, President, Chief
                                              Executive Officer and Director



Date: October 14, 1998                   By:  /s/ Michael P. O'Reilly
                                              --------------------------------
                                              MICHAEL P. O'REILLY
                                              Vice-President, Finance,
                                              Treasurer and Chief Financial
                                              Officer