Form 10-K405
period 1998-11-30
COREL CORP
filed 1999-02-26
CIK 890640

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares as reported on the NASDAQ National Market on February 24, 1999 was $218,140,133. As of that date 51,327,090 Common Shares were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts II and IV.

================================================================================

                               COREL CORPORATION

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

                                     INDEX

PART I

Item 1.      Business.....................................................................................      3

Item 2.      Properties...................................................................................     10

Item 3.      Legal and Government Proceedings.............................................................     10

Item 4.      Submission of Matters to a Vote of Security Holders..........................................     12

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters....................     13

Item 6.      Selected Financial Data......................................................................     14

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations........     15

Item 8.      Financial Statements and Supplementary Data..................................................     15

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........     15

PART III

Item 10.     Directors and Executive Officers of the Registrant...........................................     16

Item 11.     Executive Compensation.......................................................................     19

Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................     23

Item 13.     Certain Relationships and Related Transactions...............................................     23

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................     24

Signatures   .............................................................................................     25

All financial information contained in this report is expressed in United States dollars, unless otherwise stated.

                                    PART I
ITEM 1.  BUSINESS

GENERAL
--------------------------------------------------------------------------------

The Company was incorporated as Corel Systems Corporation under the Canada Business Corporations Act by Articles of Incorporation dated May 29, 1985. The name of the Company was changed to Corel Corporation in May 1992. For the purposes of this report, except in the consolidated financial statements, unless the context otherwise requires, "Corel" and "the Company" refer to the consolidated operations of Corel Corporation and its wholly owned subsidiaries, Corel Corporation Limited, Corel Computer Corp., Corel International Corporation, Corel Inc. and Corel Corporation (U.S.A.), while "the Company" refers to the parent, Corel Corporation.

Corel develops, manufactures, licenses, sells and supports a wide range of software products including graphics, business productivity, consumer and video applications as well as network computers. Corel products are available for users of most PCs, including International Business Machines Corporation ("IBM(R)") and IBM-compatible PCs, Apple Computer Inc.'s ("Apple")
Macintosh(R) ("Mac"), UNIX-based and Linux-based systems.

Corel's business strategy emphasizes the development of a broad line of PC software application products for business and personal use, marketed through multiple channels of distribution. Corel is divided into three broad areas: the Software Development Group; the Sales and Customer Support Group; and the Operations and Administration Group.

The Software Development Group consists of four divisions, each responsible for a particular area of software development. The Graphics Applications Division develops graphics software applications and products designed for the business, academic and home markets. The Productivity Applications Division creates business productivity applications and products designed for the business, academic and home markets. The Consumer Products Software Division develops various software applications for retail users. The Video and Network Computer Division develops video communications software and Linux-based network computing solutions.

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

The Operations and Administration Group is responsible for managing business operations and overall business planning. This includes the process of manufacturing and delivering finished goods and licenses, as well as corporate functions such as finance, administration, human resources, legal, business development and information technology.


PRODUCTS                                                   GRAPHICS APPLICATIONS
--------------------------------------------------------------------------------

The Graphics Division develops graphics applications software, which provides the PC with instructions for creating and manipulating graphics, text, or numbers. Corel's graphics applications are designed to meet the needs of general business users and graphics professionals. Primary examples of graphics applications include illustration, photo editing and painting, 3D rendering, and animation programs. Corel's graphics applications programs are developed principally for the Microsoft Corporation ("Microsoft(R)") Windows(TM) ("Windows"), Macintosh and UNIX operating systems.

CORELDRAW(R). CorelDRAW is a suite of software programs featuring integration of all of the major graphics functions that share a common "look and feel". CorelDRAW modules feature common commands and extensive use of object linking and embedding ("OLE") cross-application capabilities. CorelDRAW is available in several versions, with certain combinations of modules, supporting utilities, clipart images, fonts, photos and 3D models available for the various operating system platforms. Versions of CorelDRAW include: CorelDRAW 8, a 32-bit suite designed to run under Windows 95, Windows NT and Alpha, CorelDRAW 8 for the Power Macintosh,

CorelDRAW 5 for Windows 3.x and CorelDRAW 3.5 for UNIX.

The CorelDRAW module is an illustration program allowing users to produce color illustrations incorporating both text and objects. The Corel PHOTO-PAINT(R) module is a photo-editing and painting module that enables users to apply global photo-retouching and pixel by pixel editing to scanned or photographic images. The Corel DREAM 3D module is a spline-based 3D modeling and rendering application that allows users to create 3D illustrations with predefined models and surface textures, lighting controls and high resolution rendering. Supporting utilities include Corel TEXTURE(TM), a tool for creating realistic natural textures, Corel OCR-TRACE(TM), a bitmap-to-vector conversion utility for images and text, Corel SCAN(TM), a wizard-based scanning utility with preset processing options, and Corel CAPTURE(TM), a tool for capturing portions of the, or the entire, application window, Corel SCRIPT Editor(TM), an OLE 2-enabled scripting application ideal for creating add-on utilities for CorelDRAW 8 or Corel PHOTO-PAINT 8, Corel(R) Versions(R), a tool that provides an overview of all archived files in a history list and allows you to retrieve any archived file when a previous version is required and Kodak Digital Science(TM) Color Management System, a tool that ensures accurate color representation during scanning, display and printing using ColorSync(R) 2.0-compatible device profiles.

CorelDRAW has the leading market share in the illustration segment of the Windows graphics software market with an installed base of over 12.4 million units worldwide.

CORELDRAW(TM) 7 SELECT EDITION. This is a scaled down version of CorelDRAW. It includes the CorelDRAW 7 and Corel PHOTO-PAINT 7 modules along with the following utilities: Kodak Digital Science(TM) Color Management System, Corel OCR-TRACE, Corel SCAN and Corel MULTIMEDIA MANAGER; a utility that allows the user to organize and manage graphics files easily and browse the extensive clipart and photo libraries included in CorelDRAW 7. This version of CorelDRAW is designed to run under Windows 95 or Windows NT.

COREL PHOTO-PAINT(R). Corel PHOTO-PAINT is a photo-editing and painting program that enables users to apply global photo-retouching and pixel by pixel editing to scanned or photographic images. Corel PHOTO-PAINT is available in various versions including Corel PHOTO-PAINT 8 for Windows 95 and Windows NT and Corel PHOTO-PAINT 8 for Power MacIntosh.

COREL VENTURA(R). Corel VENTURA is a suite of high-end desktop publishing software programs for publishing documents of any size, length or complexity. The latest version of Corel VENTURA, Corel VENTURA 8, allows users to publish Corel VENTURA 8 documents to HTML, portable electronic formats, such as Corel Envoy(TM) and Adobe Acrobat(R), a CD-ROM, over an internal network, or on the Internet. Corel VENTURA is available in two versions: Corel VENTURA 8 for Windows 95 and Windows NT, and Corel VENTURA 5 for Windows 3.x.

CORELXARA(TM). CorelXARA, designed for Windows 95 and Windows NT, is an outstanding Web graphics design tool that delivers exceptional animation capabilities and advanced color-handling tools for polished and professional Web graphic design.

                                              PRODUCTIVITY SOFTWARE APPLICATIONS
--------------------------------------------------------------------------------

Corel's productivity applications software are designed for use by a broad class of end-users, regardless of business, industry, or market segment. Primary examples of productivity software applications are word processing, spreadsheet, and presentation graphics programs. Corel's productivity software applications are developed for Windows, Macintosh, DOS, UNIX and Linux operating systems.

COREL(R) WORDPERFECT(R) SUITE. Corel WordPerfect suite is a suite of software programs featuring seamless integration of the most commonly used desktop applications. Corel WordPerfect suite combines document creation with graphics and Internet capabilities. There are several versions of Corel WordPerfect suite available: Corel WordPerfect Suite for DOS; Corel WordPerfect Suite 7 for Windows 3.x; and WordPerfect Suite 8 for Windows 95 and Windows NT. In each of the 16-bit versions, certain combinations of the following programs are included: Corel WordPerfect; Corel(R) Quattro(R) Pro; and Corel(R) Presentations(TM); along with 150 fonts, 10,000 clipart images and 200 photos.

Corel WordPerfect Suite 8 for Windows 95 and Windows NT contains 32-bit versions of Corel WordPerfect,

Corel Quattro Pro and Corel Presentations. Corel also offers versions of Corel WordPerfect suite for three key business sectors - legal, medical and construction. Corel WordPerfect Suite Professional 8 - Medical Edition, Corel WordPerfect Suites 7 and 8 - Construction Edition and Corel WordPerfect Suites 7 and 8 - Legal Edition offer all the features found in the Corel WordPerfect Suites 7 and 8 along with industry-specific applications and resources. Corel WordPerfect Suite 8 with Dragon NaturallySpeaking(TM) includes all of the above features in addition to the speech recognition technology of Dragon NaturallySpeaking(TM).

COREL WORDPERFECT SUITE PROFESSIONAL. Corel WordPerfect Suite Professional is a software program that includes enhanced Internet connectivity, graphics and database features. Corel WordPerfect Suite Professional is available in two versions: Corel Office Professional for Windows 3.x and Corel WordPerfect Suite 8 Professional for Windows 95 and Windows NT. Products offered in Corel Office Professional for Windows 3.x include all of the components of Corel WordPerfect Suite plus the Corel(R) Paradox(R) database management program. Corel WordPerfect Suite 8 Professional includes Corel Paradox 8, the Corel(R) Time Line(R) project management software and Corel(R) WEB.SiteBuilder 8, a tool which simplifies the process of creating and managing a Web site.

COREL(R) WORDPERFECT(R). Corel WordPerfect is Corel's principal word processing program, providing all the features that users of word processing products expect plus the ability to handle graphics, tables, spreadsheet data, charts, and images imported from other software programs. Corel WordPerfect is available on a stand-alone basis for the Macintosh, DOS, UNIX and Linux operating systems, while Windows versions are available only as components of Corel WordPerfect Suite or Corel WordPerfect Suite Professional.

COREL(R) QUATTRO(R) PRO. Corel Quattro Pro is an integrated spreadsheet with database, business graphics and, in version 7, Internet capabilities. Corel Quattro Pro is available in two versions: Corel Quattro Pro 6.0 for Windows 3.x and Corel Quattro Pro 8 for Windows 95.

COREL(R) PARADOX(R). Corel Paradox, a powerful data management tool, delivers advanced features such as the ability to publish a database to the Web. It is offered in several configurations including a retail version and a Java runtime version.

COREL(R) PRESENTATIONS(TM). Corel Presentations is a presentation graphics program for producing slides, overheads, transparencies and prints. Corel Presentations is available in two versions: Corel Presentations 3 for Windows 3.x and Corel Presentations 8 for Windows 95.


                                                  CONSUMER PRODUCTS APPLICATIONS
--------------------------------------------------------------------------------

The Consumer Products Division develops graphics applications for home PC users, Photo CD titles for both the Internet and retail markets and peripheral interface software for PCs.

COREL PRINT HOUSE(TM) MAGIC AND COREL PRINT HOUSE(TM) MAGIC DELUXE. Designed to run under Windows 95 and Windows NT, Corel Print House Magic can be used to create greeting cards, banners, invitations, business cards, signs, calendars, menus, fax report covers, certificates and labels using Corel Print House(TM) 3. It also includes Corel Photo House(TM) 2, a tool that adds photo-editing and bitmap creation capabilities to enable users to scan in their own photographs, touch them up or add special effects and an all-in-one Calendar, Address Book and List Manager. In addition to these programs, Corel Print House Magic Deluxe also features access to dozens of free electronic greeting cards; in addition to those available from Corel(R) Greetings Online.

COREL PRINT OFFICE(TM). Corel Print Office is a powerful, comprehensive publishing suite that is ideal for small- or home-office users and can be used to create business documents. It also includes Corel Photo House and an all-in-one Calendar, Address Book and List Manager.

COREL MEGA GALLERY(TM), COREL GALLERY(TM) MAGIC AND COREL GALLERY(TM) 1,000,000. Corel MEGA GALLERY(TM) for MacIntosh contains over 50,000 vector clipart images, 60,000 Internet-ready professional photos, 1,000 fonts, 200 sound clips, and 100 video clips. Corel GALLERY Magic 65,000 contains 25,000 vector clipart images, 40,000 photos, 500 fonts, 100 animated GIFs and 100 Web theme sets. Corel GALLERY Magic 200,000 is a collection of 105,000 clipart images, 80,000 photos and hundreds of fonts, animated GIFs, sounds, video clips and Web theme sets. Corel GALLERY 1,000,000 includes 815,000 Web images, 140,000 vector clipart images, 60,000 photos, 1,000 fonts, 530 sounds and 125 videos. All versions of Corel GALLERY allows users to drag and drop any of these images into any OLE compatible application or export images to several industry standard formats.

COREL(R) GRAPHICS PACK II. Corel Graphics Pack II includes eight fully integrated graphics programs with a wizard-driven, task oriented user interface which prompts the user to the appropriate program particular to the project selected and guides them step by step through to completion of the task. Designed for Windows 95 and Windows NT, Corel Graphics Pack II includes Corel Print House; CorelFLOW(TM) 3, a business graphics and technical diagraming program; Corel Presentations 8; Corel PHOTO-PAINT 7; Corel XARA 1.5; Corel MOTION 3D, an animation tool and internet utilities; Corel CAPTURE(TM), a tool that lets you capture the application window or elements of it and allows you to define rectangular, elliptical or freehand areas for capture and Corel GALLERY Magic 200,000.

COREL(R) WEBMASTER SUITE. Corel WebMaster Suite offers a complete solution for creating Intranet and Internet web sites. Corel WebMaster Suite includes: Corel WEB.DESIGNER, Internet authoring software using a familiar word processor-style interface; Corel WEB.SiteManager, a tool that allows the user to manage local and remote Web sites; Corel WEB.WORLD to enable the user to turn a Web site into an interactive reality; Corel WEB.MOVE software that creates animation; design and bitmap editing as well as the ability to do database and Java-based publishing.

COREL(R) STOCK PHOTOS. Corel Stock Photos on CD-ROM provide an easy and inexpensive way for people to use professional photographs in all their visual communications. Corel Stock Photos are available on individual CDs (100 photos per CD), in packages of 10 CDs (100 photos per CD) or in one of four Corel Stock Photo Libraries, each of which consists of 200 Corel Stock Photos CD-ROM titles. Individual Corel Stock Photos can also be downloaded from Corel's World Wide Web home page.

PERIPHERAL INTERFACE SOFTWARE. CorelSCSI(TM) is a software package that allows users to link up to seven peripheral devices with a single host adapter card. CorelSCSI supports most major SCSI peripherals, including CD-ROM and other optical drives, hard disk drives, tape drives, printers and scanners.

                                                     VIDEO AND NETWORK COMPUTERS
--------------------------------------------------------------------------------

As of December 1, 1998, Corel Computer Corporation was amalgamated with Corel Corporation as a division. This division develops and sells video and network computer products and offers turnkey computing and communication solutions for corporate users. NetWinder(TM) network computers were developed from the powerful, scalable, open source Linux operating system, and provide an alternative to traditional systems at a fraction of the cost and upkeep; without losing any of the power, speed or reliability that users need. Corel sold the NetWinder Division to a third party in the first quarter of fiscal 1999, as discussed in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13.1.

The Company's current desktop video communications product, CorelVIDEO(TM), is a hardware and software solution that provides television quality video and audio, along with extensive communications features such as broadcasts, multi-party calls, data collaboration, telecommuting and privacy control. By running on a parallel wire to the data network, CorelVIDEO does not affect the data network bandwidth. Corel intends to sell the Video division as soon as it is reasonably possible and therefore expects sales to decrease in this area for fiscal 1999.

RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------------

The PC software industry is characterized by frequent changes in technology and user preferences, which require constant attention to software technology trends, shifting consumer demand and rapid product innovation. The pace of change has recently increased due to the burgeoning interest in the Internet, networking in general, emerging interest in Linux as an operating system and new programming languages such as Java.

Accordingly, Corel must be able to provide new software products and modify and enhance existing products on a timely and continuing basis to be competitive. Corel employs a strategy of both internally developing software, including overseeing third party development for certain products and acquiring or licensing technology that will in most cases, be enhanced by Corel. Corel believes that its ability to maintain technological competitiveness will depend in large part upon its ability to successfully enhance its existing products, develop new products on a timely basis and acquire or license complementary technologies and products in a timely manner. The Company strives to become as informed as possible at an early stage about changing usage patterns and hardware advances that may affect software design.

In order to better serve the needs of users outside of Canada and the United States, Corel "localizes" many of its products to reflect local languages and conventions. Various Corel products have been localized into more than 20 languages.

Corel's research and development expenses were $65.9 million, $89.5 million and $71.9 million in fiscal 1996, 1997 and 1998 respectively. Those amounts represented approximately 20%, 34% and 29% respectively, of sales in each of those years. Software acquired or licensed for incorporation into Corel's product line totaled $171.1 million in fiscal 1996, of which $153.4 million was for the acquisition of the WordPerfect technology on March 1, 1996, $12.2 million in fiscal 1997 and $4.7 million in fiscal 1998. Corel intends to continue significant expenditures for research and development activities.

MANUFACTURING
--------------------------------------------------------------------------------

The principal materials and components used in Corel's products include computer media (diskettes, CD-ROMs or tapes), documentation, network computer hardware for the NetWinder series and video hardware in the case of CorelVIDEO. Corel is often able to acquire component parts and materials on a volume discount basis.

Corel contracts all of its manufacturing activity to third parties. Manufacturing involves the duplication of computer media and user manuals, assembly of components, spot testing of the product and final packaging, in accordance with Corel's specifications. Corel believes there is an adequate supply of and source for the raw materials used in its products, and that multiple sources are available for media duplication, manual printing and final packaging. Corel's products are generally shipped as orders are received and accordingly, Corel has historically operated with little backlog.

MARKETING, SALES AND DISTRIBUTION
--------------------------------------------------------------------------------

Corel's marketing and sales efforts are directed towards several customer types including end-users, corporate accounts, and Original Equipment Manufacturers
(OEMs). Corel's marketing and sales staff seek to build long-term relationships with customers and end-users of Corel products. In addition to the OEM channel, Corel has three major geographic sales and marketing areas: North America, Europe and the rest of the world.

End-user marketing activities cover all of Corel's products and target end-users who make individual buying decisions for the PCs they use at work or at home. Marketing activities aimed at end-users include developing and administering reseller relationships, channel marketing and promotions, end-user marketing programs and seminars and events and product training for resellers.

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

The OEM customer unit works with original equipment manufacturers that pre-install or bundle Corel software on their PCs or peripheral hardware.

                                                         FINISHED GOODS CHANNELS
--------------------------------------------------------------------------------

DISTRIBUTORS AND RESELLERS. Corel sells its products worldwide to over 160 distributors for resale through software resellers. Distributors include Ingram Micro, Merisel, Tech Data, and Pinacor. Resellers include MicroWarehouse and Multiple Zones International. Within the United States and Canada, Corel has sales representatives and support personnel who solicit orders from distributors and resellers and provide product training and sales support. In other countries, Corel's marketing personnel provide product training and sales support.

LICENSING. Corel has a program designed to make it easier for large or small organizations to acquire and maintain Corel products. The Corel License Program ("CLP") consists of three separate programs. CLP Universal offers flexible software acquisition, licensing and maintenance options specially designed to meet the needs of large multinational organizations. Targeted audiences include technology specialists and influential end-users in large enterprises. Marketing efforts and fulfillment are generally coordinated through Corel's network of large account resellers. CLP Choice offers flexible software acquisition and licensing options specially designed to meet the needs of small and medium sized organizations. Marketing efforts and fulfillment are generally coordinated through Corel's network of distributors and resellers. CLP Freeedom is designed to make it easy and affordable for organizations to standardize on a single software solution. This package allows organizations to license Corel's business or graphics software products for a one- or a two-year term. The minimum licensing commitment to qualify is only 100 employees or workstations within an entire organization or a defined portion of an organization.

SOLUTION PARTNERS. Corel's Solution Partners program is a support relationship with independent developers and consultants that provide products, solutions or services around Corel products. The program supports independent software vendors, consultants, value-added resellers ("VARs"), system integrators, custom application developers, and solution developers, as well as technical support and training organizations. Under this business partnership strategy, the Company provides sales and product information, development services, access to beta software, discounts on Corel products and dedicated developer technical support.

APPROVED SERVICE BUREAUS. The Corel Approved Service Bureau Program ("CASB") supports organizations that output and render files created with Corel's graphics software applications such as CorelDRAW and Corel VENTURA. Under CASB, the Company provides members with product information, free priority technical support and referral services through Corel's bulletin board service ("BBS"), CompuServe Forum and Customer Service and Technical Support networks.

DIRECT MARKETING. Corel promotes some of its products through direct marketing techniques directed toward existing and potential users of Corel's products. Fulfillment of product to the end-user is either by direct shipment or through resellers.

                                                                     OEM CHANNEL
--------------------------------------------------------------------------------

Corel markets certain productivity, graphics, and consumer software applications under license agreements with OEMs that grant the OEMs the right to distribute copies of Corel's products with their hardware products. Corel has OEM agreements covering one or more of its products with most of the major PC and peripheral hardware vendors, including Agfa, Canon, Compaq, Cybermax, Dell, Epson, Gateway 2000, Hewlett-Packard, Packard Bell, Quantex and Vobis.

                                                       ADVERTISING AND PROMOTION
--------------------------------------------------------------------------------

Advertising, direct marketing, and marketing materials are targeted to various end-user groups through a variety of programs: (i) extensive worldwide advertising in broad consumer media and trade publications; (ii) joint promotions with computer retailers under which qualifying resellers and OEMs are reimbursed for certain advertising expenditures; (iii) trade show and PC user group participation; and (iv) direct corporate marketing efforts. The Company has an in-house creative design group responsible for conceptualizing and producing all of Corel's ad copy, box covers, and promotional material. The Company has an in-house ad agency which places and monitors the effectiveness of Corel's worldwide advertising. The Company maintains a broad advertising campaign emphasizing the Corel brand identity.

CUSTOMERS
--------------------------------------------------------------------------------

As described above, Corel has three customer types: end-users, organizations or enterprises, and OEMs. Most end-users of Corel products are individuals in business, government agencies, educational institutions and at home. These end-users obtain Corel products primarily through distributors, resellers, and OEMs that include certain Corel products with their hardware. Note 9 to the Consolidated Financial Statements (see Item 8) identifies customers that represent more than 10% of Corel's revenues.

PRODUCT SUPPORT
--------------------------------------------------------------------------------

Corel provides product support coverage options to meet the needs of users of Corel products. Support personnel are located in Ottawa, Ontario and Dublin, Ireland. Certain support is also provided by qualified third-party support organizations in accordance with Corel's specifications for quality and timeliness of the support response. Corel generally hires individuals with product expertise and provides them with the productivity tools, continuous product education, training and consistent processes to deliver quality support for Corel products. Coverage options currently range from standard no-charge toll telephone support to fee-based offerings providing unlimited toll-free telephone and technical support for all Corel products 24 hours per day, 7 days per week.

Users have access to Corel's Knowledge Base, a database of technical support articles that is updated regularly with useful information regarding Corel products. Corel provides access to Knowledge Base, technical support information and frequently asked question and answers via Corel's worldwide web site on the Internet (http://www.corel.com). Corel maintains a bulletin board service ("BBS") for European customers and a forum on CompuServe to provide users with a mechanism to provide feedback as well as receive technical updates and notes. Additionally, users can access Corel's automated "Fax on Demand" system where up-to-date information about common issues and tips and tricks is stored in numbered documents.

Corel's Customer Service representatives, including a number of third-party organizations, answer questions about product specifications and pricing, sell Corel products, and issue replacement media and documents.

COMPETITION
--------------------------------------------------------------------------------

The information set forth on pages 28-30 of the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.1 under the heading "Factors That May Affect Future Results."

PROPRIETARY RIGHTS
--------------------------------------------------------------------------------

Corel regards certain features of its internal operations, software and documentation as proprietary and relies on contract, copyright, trademark, and trade secret laws and other measures to protect its proprietary information. The Company believes however, that due to the rapid pace of innovation within its industry, factors such as the technological expertise and creative skills of its personnel are more important to establishing and maintaining technological leadership than are the various legal protections of its technology.

Corel provides its products to end users under non-exclusive licenses, which generally have a perpetual term, with the exception of academic licences, and are transferable provided the transferor erases or destroys its copy of the product. In special circumstances, Corel makes source code available for certain of Corel's products. The provision of source code may increase the likelihood of misappropriation or other misuse of Corel's intellectual property. Corel licenses its products pursuant to "shrink wrap" and/or "click wrap" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect Corel's proprietary rights to the same extent as do the laws of Canada and the United States.

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

EMPLOYEES
--------------------------------------------------------------------------------

As of November 30, 1998, Corel employed 1,265 people on a full-time basis, including 561 in research and development, 547 in sales, marketing and support, and 157 in finance and administration. Corel's success depends to a significant extent upon the performance of Corel's executive officers and key technical, sales and marketing personnel. Corel believes that its future success will also depend in large part on its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel. Competition for employees is intense in the software industry. To date, Corel believes it has been successful in its efforts to recruit qualified employees, but there can be no assurance that Corel will continue to be as successful in the future. None of Corel's employees are subject to collective bargaining agreements. Corel believes relations with its employees are favourable.

ITEM 2.  PROPERTIES

Corel leases 188,000 square feet of office space in a facility located in Ottawa, Ontario under leases that expire in 2015; 20,484 square feet under a lease that expires in 2002 in another facility in Ottawa, Ontario; 106,450 square feet of office space in a facility located in Orem, Utah under a lease that expires in 2001; 23,520 square feet of office space in a facility located in Dublin, Ireland under leases that expire in 2004 and office space in various countries around the world under leases that expire between 1999 and 2000.

ITEM 3.  LEGAL AND GOVERNMENT PROCEEDINGS

On or about February 23, 1998, the Company became aware that a class action lawsuit had been filed against it by named Plaintiff Great Neck Capital Appreciation Investment Partnership in the United States District Court for the Eastern District of New York. The complaint also names as co-defendants Dr. Michael C. J. Cowpland, Corel's Chairman, President and Chief Executive Officer, and Mr. Charles Norris, Corel's former Vice President, Finance and Chief Financial Officer. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between March 26, 1997 and January 20, 1998 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b) and 10(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5, by misrepresenting or failing to disclose material information about Corel's financial condition. The complaint alleges that the defendants issued false and misleading press releases and financial statements for the first three quarters of fiscal 1997. Plaintiff alleges, in part, that defendants (a) failed to disclose that they were overstating Corel's reported profits by, among other things, inflating reported revenues and earnings through improperly recognizing revenue on Java technology exchange transactions, and (b) overstated revenues and earnings by understating reserves in connection with sales to distributors who had no obligation to keep or pay for the products. The complaint also alleges that Corel insiders, including the individual co-defendants, sold common shares during the Class Period at "artificially inflated prices". The complaint seeks an unspecified amount of money damages.

The Great Neck complaint was consolidated by order dated June 1, 1998 with four other previously filed complaints: Giskan, Meyer, Mangold and Hagler. Also on June 1, 1998, the court approved the plaintiff's motion for the appointment of lead plaintiff and lead counsel. The firm of Wechsler Harwood Halebian & Feffer is counsel of record. Great Neck (as lead plaintiff) filed a consolidated amended complaint on behalf of lead plaintiff and the class on September 9, 1998 (the "Consolidated Complaint"). The Consolidated Complaint references a revised Class Period (it has been filed on behalf of all persons who purchased or otherwise acquired Corel common shares between January 15, 1997 and January 20,
1998); however, plaintiffs' theories from the individual complaints (as summarized above) remain the same.

On November 9, 1998, the Company filed a Motion to Dismiss the Consolidated Complaint in its entirety. On December 30, 1998, Plaintiffs filed a related Motion to strike certain documents referred to in the Company's Motion to Dismiss. Both motions were fully briefed by February 12, 1999. The plaintiffs have not yet brought their motion to certify the class and the filing.

The Company intends to defend this class action litigation vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Investigating and defending the Consolidated Complaint may require expenditure of material amounts of funds and may require a significant amount of management's time and resources. An unfavorable outcome in the litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Announcement of material developments in the litigation prior to its resolution could adversely affect the market price of Corel's common shares.

On March 12, 1998, the Company received notice that a complaint had been filed against it by Hedy Lamarr in the 9th Judicial Circuit for Orange County Florida. The complaint was subsequently moved to the United States District Court for the Middle District of Florida, Orlando Division. The complaint alleged that the plantiff has suffered damages arising from Corel's use of her image in connection with CorelDRAW 8 and related product packaging. The plaintiff demanded payment of a reasonable royalty for Corel's use of her name and likeness and sought injunctive relief enjoining further use. The plaintiff made no efforts to obtain injunctive relief until she filed a motion on September 28, 1998 for Partial Summary Judgment and for Preliminary Injunction.

On December 1, 1998, Corel Corporation and Hedy Lamarr announced a settlement of the lawsuit initiated by Ms. Lamarr in March 1998. In addition, Ms. Lamarr granted Corel a five-year exclusive licence to use the lifelike vector illustration of Hedy Lamarr on Corel's graphic software packaging.

On May 25, 1998, Revenue Canada advised the Company of proposed income tax adjustments for fiscal years ended November 30, 1992 to 1995. The Company filed a Response to Revenue Canada's Proposal on October 23, 1998 and is awaiting reply. The Company has recorded a provision of $2,468,000, inclusive of interest and penalties, for certain adjustments. However, it is not possible to accurately estimate the amount, if any, of additional income taxes that may result from the remaining adjustments identified and therefore, no further provision has been made.

On or about October 2, 1998, the Company became aware that a class action lawsuit had been filed against it by plaintiff Karla A. Lyon in the Superior Court of California, County of San Diego. The complaint also names as co-defendants Corel Corporation (USA), Corel, Inc., Fry's Electronics, and David Bicknell, a manager of one of Fry's Electronics' stores. The complaint was filed on behalf of all persons whose photograph or likeness was, without that person's consent, knowingly used by any of the defendants within the State of California.

The complaint alleges that the defendants violated section 3344 of the California Civil Code, respecting commercial use of identifiable individuals' photographs, and section 3294 of the California Civil Code, respecting oppression, fraud, and malice. The complaint alleges that the defendants entered into a common plan to obtain photographs of the class members and use, without consent, such photographs for commercial purposes including incorporating the photographs into products, merchandise, and on-line sales through the Internet. The complaint alleges that the defendants evaded just debts and royalties payable to the class members together with monetary damages for unauthorized use of those photographs. The complaint further alleges that, to the extent pecuniary compensation would not afford adequate relief, all class members are entitled to an injunction preventing the defendants from further use of identified photographs. The Company cannot identify which of its products contain identified photographs until the class is certified, which certification the Company contests. The complaint seeks an unspecified amount of monetary damages together with injunctive relief.

The plaintiff has propounded her first set of documentary and interrogatory discovery on the Company and the Company has responded. The plaintiff has not yet brought her motion to certify the class and the filing.

The Company intends to aggressively defend this class action litigation. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Investigating and defending the class action may require expenditure of material amounts of funds and may require a significant amount of management's time and resources. An unfavorable outcome in this litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Announcement of material developments in the litigation prior to its resolution could adversely affect the market price of Corel's common shares.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to intellectual property and other matters. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

                                        FISCAL 1998           FISCAL 1997
                                    HIGH          LOW        HIGH        LOW
                                    ----          ---        ----        ---
  THE TORONTO STOCK EXCHANGE                     (Canadian dollars)
-----------------------------------
  First Quarter....................  $4.01        $2.17      $11.10       $7.45
  Second Quarter...................   4.24         2.75        9.70        6.90
  Third Quarter....................   3.30         1.78        9.15        7.60
  Fourth Quarter...................   4.15         1.75        8.95        3.13

  NASDAQ NATIONAL MARKET...........                   (US dollars)
-----------------------------------
  First Quarter....................  $2.94        $1.41      $ 8.25       $6.38
  Second Quarter...................   3.13         1.94        7.13        5.00
  Third Quarter....................   2.52         1.16        6.75        5.50
  Fourth Quarter...................   3.00         1.06        6.50        2.23

As of February 16, 1999, there were 765 holders of record of Common Shares. A substantial number of Common Shares of the Company are held by depositories, brokerage firms and financial institutions in "street name." Based upon the number of annual reports and proxy statements requested by such nominees, the management of the Company estimates that the number of beneficial holders of Common Shares approximates 35,000 holders.

LIMITATIONS AFFECTING SECURITY HOLDERS

There is no law or government decree or regulation in Canada that restricts the export or import of capital, or affects the remittances of dividends, insurance or other payments to a non-resident holder of Common Shares, other than the withholding tax requirements described below.

TAXATION

The following discussion summarizes certain tax considerations relevant to an investment by individuals and corporations who, for income tax purposes, are resident in the United States and not in Canada, hold Common Shares as capital property, and do not use or hold the Common Shares in carrying on business through a permanent establishment or in connection with a fixed base in Canada (collectively, "Unconnected US Shareholders"). The Canadian tax consequences of an investment in the Common Shares by investors who are not Unconnected US Shareholders may be expected to differ substantially from the tax consequences discussed herein. The discussion is based upon the provisions of the Income Tax Act (Canada) (the "Tax Act"), the Convention between Canada and the United States of America with respect to taxes on Income and on Capital (the"Convention") and the published administrative practices of Revenue Canada, Taxation and judicial decisions; all of which are subject to change. The discussion does not take into account the tax laws of the various provinces or territories of Canada.

The discussion is intended to be a general description of the Canadian tax considerations and does not take into account the individual circumstances of any particular shareholder.

Any cash dividends and stock dividends on the Common Shares payable to Unconnected US Shareholders generally will be subject to Canadian withholding tax. Under the Convention, the rate of withholding tax generally applicable to Unconnected US Shareholders is 15%. In the case of a United States corporate shareholder owning 10% or more of the voting shares of the Company, the applicable withholding tax under the revised Canada US Income Tax Convention is reduced to 5% for 1997 and 1998.

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

DIVIDEND POLICY

The Company has neither declared nor paid cash dividends on its Common Shares since its inception and does not anticipate paying any dividends in the foreseeable future, but intends to retain future earnings for reinvestment to finance the growth of its business. Any future determination to pay dividends will be at the discretion of the Board of Directors. From time to time, the Company repurchases common shares for cancellation. There is no policy with regards to the timing or amount of common share repurchases and cancellation. There are no plans to repurchase and cancel common shares at this time.

ITEM 6.  SELECTED FINANCIAL DATA

The statement of operations data set forth below with respect to the years ended November 30, 1996, 1997 and 1998 and the balance sheet data at November 30, 1997 and 1998 are derived from the audited financial statements of Corel included in
Item 8 hereof and should be read in conjunction with those financial statements and the notes thereto. The statement of operations data set forth below with respect to the fiscal years ended November 30, 1994 and 1995 and the balance sheet data at November 30, 1994, 1995 and 1996 are derived from audited financial statements not included in this Annual Report on Form 10-K. All amounts are in United States dollars.

                                                            YEAR ENDED NOVEMBER 30
                                              ------------------------------------------------------
                                                  1998        1997       1996       1995      1994
                                              ------------------------------------------------------
                                                       (in thousands, except per share data)
CANADIAN GAAP

Sales ......................................     $246,827   $ 260,581   $334,245   $196,379  $164,313
Income (loss) from continuing operations          (30,448)   (231,678)    (2,750)    14,484    32,503
Income (loss) from continuing
   operations per share (fully diluted).....        (0.51)      (3.84)     (0.05)      0.26      0.63
Cash and short-term investments.............       24,506      30,629      6,924     81,816    85,618
Working capital.............................         (108)     20,356    120,945    149,353   129,094
Total assets................................      140,159     163,743    398,478    221,346   191,422
Novell Obligations..........................       27,885      37,544     49,330          -         -
Shareholders' equity........................       28,583      59,809    290,260    195,858   164,953

US GAAP

Income (loss) from continuing operations          (30,448)   (231,678)    (2,750)    14,484    32,503

Net income (loss) from continuing
   operations per share (fully diluted).....        (0.51)      (3.84)     (0.05)      0.29      0.67

Note:   The summary financial information is prepared on the basis of Canadian
         GAAP, which is different in some respects from US GAAP. Significant differences between Canadian GAAP and US GAAP are set forth in Note 12 of "Notes to Consolidated Financial Statements" included in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth on pages 20-35 of the 1998 Annual Report to Shareholders is incorporated herein by reference on pages 27-40 and is filed herewith as Exhibit 13.1.

ITEM 7A. FINANCIAL INSTRUMENTS - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in Note 4 to the 1998 Consolidated Financial Statements (included in exhibit 13.2), the Company's Product Return Obligation includes interest charges of 1% over the US prime rate and is therefore subject to interest rate risk. Assuming principal repayments of $7,000,000 in 1999 and $5,322,000 in 2000 as set out in Note 4 to the 1998 Consolidated Financial Statements and a US prime rate of 7.75% (rate at November 30, 1998 according to the US Federal Reserve Bank), a 10% increase in the US prime rate would result in interest charges of $586,835 in 1999 and $253,460 in 2000; using a weighted average principal balance. The interest charges using the above US prime rate and the weighted average principal balances would be $539,088 in 1999 and $232,838 in 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report set forth on pages 36-55 and the back cover of the 1998 Annual Report to Shareholders is incorporated herein by reference on pages 41-59 and is filed herewith as Exhibit 13.2.

 .    Independent Auditors' Report;
 .    Consolidated Balance Sheets at November 30, 1998 and 1997;
 .    Consolidated Statements of Operations and Retained Earnings (Deficit) for
     the years ended November 30, 1998, 1997, and 1996;
 .    Consolidated Statements of Changes in Financial Position for the years ended November 30, 1998, 1997, and 1996; and
 .    Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers and directors of Corel:

    NAME                        AGE  POSITION WITH THE COMPANY
    Dr. Michael C.J. Cowpland    55  Chairman of the Board; President; Chief Executive Officer

    Derek Burney                 36  Executive Vice President, Engineering

    Kim E. Dixon                 37  Executive Vice President, Corporate Communications

    Sandra Gibson                35  Executive Vice President, Corporate Services

    Tony O'Dowd                  32  Executive Vice President, International Product
                                     Development, General Manager, Corel Corporation
                                     Limited

    Jim Orban                    30  Executive Vice President, Marketing

    Michael P. O'Reilly          46  Executive Vice President Finance; Chief Financial
                                     Officer; Treasurer

    Eric Smith                   32  Corporate Counsel and Secretary

    Carey Stanton                31  Executive Vice President, Business Development and
                                     Legal Affairs

    Don Sylvester                44  Executive Vice President, Sales

    Kerry D. Williams            36  Executive Vice President, Manufacturing

    Lyle B. Blair (1)            68  Director

    Hon. William G. Davis (1)    69  Director

    Hunter S. Grant (1)          56  Director

    Jean-Louis Malouin           55  Director

    Hon. Barbara McDougall       61  Director

________
(1)    Member of the Audit Committee

DR. MICHAEL C.J. COWPLAND founded the Company and has served as a Director, Chairman of the Board and President of the Company since May 1986. Prior to founding the Company in 1985, Dr. Cowpland held a variety of executive positions with Mitel Corporation, a telecommunications company; most recently as Chairman of the Board.

DEREK BURNEY joined the Company in April 1994 as the Project Leader for Corel Flow. Mr. Burney was promoted to Technology Manager in August 1995 and then as the Director of CAD 3D in February 1996. He held this position until October 1997 when he went to work at IMSI (International Microcomputer Software Inc.) in the product group that purchased CorelCAD, Corel Visual CADD, CorelFLOW, Corel Lumiere Suite, Corel Click & Create and Corel Family Tree Suite from the Company. Upon his return to Corel in May 1998, Mr. Burney was appointed Senior Vice President - Engineering until December 1998 at which time he was promoted to his current position, Executive Vice President, Engineering.

KIM E. DIXON joined the Company in August 1990 as Senior Product Specialist - Central USA and was appointed Corporate Accounts Manager - USA in December 1990 and North American Marketing Manager in November 1991. Ms. Dixon held the positions of Manager of Media and Market Development - United Kingdom, Australia, New Zealand from January 1993 until July 1993, Manager of International Advertising and Product Marketing from August 1993 until August 1995, Creative Director from September 1995 until January 1997 and Vice President, Marketing from February 1997 until December 1998 at which time she was appointed to her current position, Executive Vice President, Corporate Communications.

SANDRA GIBSON joined the Company in March 1990 as a Human Resource Generalist. She held the positions of Supervisor, Human Resources from January 1993 until March 1995, Manager, Human Resources from March 1995 until February 1996, Director, Human Resources from March 1996 until September 1996, Director, Corporate Services from September 1996 until January 1997 and Vice President, Human Resources from February 1997 until December 1998 at which time she was appointed to her current position, Executive Vice President, Corporate Services.

TONY O'DOWD joined the Company in 1995 as a Senior Development Engineering Manager. Before joining Corel, he was a principal development engineer with Lotus Development Corporation and a technology manager with Symantec Corporation. In September 1996, he was appointed Operations Director and General Manager and held this position until May 1998 when he was promoted to General Manger, Corel Corporation Limited. Mr. O'Dowd was promoted to Vice President, International Product Development in July 1998 and again to his current position of Executive Vice President, International Product Development, General Manager, Corel Corporation Limited in December 1998. Mr. O'Dowd holds a Bachelor of Science in Computer Science from Dublin's Trinity College, where he spent three years lecturing on Assembly Language and Micro Processor Design.

JIM ORBAN joined the Company in October 1995 as a Senior Account Manager. He held this position until November 1997 when he was promoted to Vice President of North American Channel Sales. Mr. Orban moved into the Marketing department of the Company in September 1998 and was appointed Senior Vice President of Marketing. In December 1998 he was appointed to his current position, Executive Vice President, Marketing.

MICHAEL P. O'REILLY was appointed Executive Vice President, Finance, Chief Financial Officer and Treasurer in December, 1997. Prior to joining Corel, Mr. O'Reilly was a senior tax partner in the Ottawa practice of KPMG, the international professional advisory services firm. Mr. O'Reilly is a Chartered Accountant. He holds a B.A. from the University of Western Ontario and an Hons. B.Comm from the University of Windsor.

ERIC SMITH joined Corel in May 1996 as Corporate Counsel and continues to hold this position. He received his appointment to Corporate Counsel and Secretary in October 1998. Mr. Smith was called to the bar in 1996 and holds an LL.B. from the University of Western Ontario.

CAREY STANTON joined the Company in May 1991 as Sales Leads Coordinator and was appointed Account Executive for CorelSCSI - USA in October 1991 and Product Marketing Manager in December 1991. He held the positions of Manager, OEM Sales for CorelSCSI, RAID and other Network related product lines from August 1992 until August 1993, Business Manager from September 1993 until January 1997 and Vice President, Business Development from February 1997 until December 1998; at which time he was appointed to his current position, Executive Vice President, Business Development and Legal Affairs.

DON SYLVESTER joined Corel in August 1997. As Executive Vice President, Sales, Mr. Sylvester has twenty years of sales and marketing experience, including seven years with Dell Computer Corporation as the Director of Commercial Sales. Mr. Sylvester holds an MBA from the University of Windsor.

KERRY D. WILLIAMS joined the Company in November 1989 as Materials Administrator. He held the positions of Manufacturing Manager from February 1990 until January 1994, Director, Operations and Advertising from January 1994 until August 1995, Director, Operations from September 1995 until January 1997 and Vice President, Manufacturing from February 1997 until December 1998; at which time he was appointed to his most recent position, Executive Vice President, Manufacturing.

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

HON. WILLIAM G. DAVIS has been a Director since September 1989. Mr. Davis has been counsel to Tory Tory DesLauriers & Binnington, Barristers and Solicitors, since February 1986. He served as Canada's Special Envoy on Acid Rain from March 1985 to March 1986 and prior to March 1985 was Premier of the Province of Ontario. Mr. Davis is a director of The Seagram Company Ltd., Magna International Inc. and First American Title Insurance Company, all of which are reporting companies under the Securities Exchange Act of 1934.

HUNTER S. GRANT has been a Director since September 1989. Mr. Grant was the Co-Publisher, President and General Manager of the Recorder and Times Limited, a newspaper publishing company, from July 1977 until July 1998. He is currently the President of Kingmer Holding Ltd.

JEAN-LOUIS MALOUIN became a Director in November 1997. Since 1992, Dr. Malouin has been the Dean of the Faculty of Administration at the University of Ottawa. From 1989 to 1992, Dr. Malouin was the Dean of Administration at the University of Alberta and is a former dean at the Universite Laval. He is an expert in operations and production management, management information systems design and research methodology. He has served as a management consultant for numerous organizations and institutions including the Canadian International Development Agency (CIDA), the Universite du Quebec and the Ottawa Economic Development Corporation (OCEDCO).

HON. BARBARA MCDOUGALL became a Director in April 1998. As a Member of Parliament, Mrs. McDougall was appointed to a number of Cabinet posts, including Employment and Immigration and Secretary of State for Internal Affairs. Mrs. McDougall has held a number of positions in the business community since her retirement from politics in 1993. Currently, Mrs. McDougall serves as the Chairperson of Morguard Real Estate Investment Trust and the Japan Society; Director of AT&T Canada, the Independent Order of Foresters, the Canadian Opera Company and the Council for Canadian Unity and Governor of York University. She was appointed President and CEO of the Canadian Institute of International Affairs in February 1999.


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

The Audit Committee reviews the internal accounting procedures of the Company, consults with and reviews the services provided by the Company's independent auditors and is responsible for corporate governance issues relating to the Company.

The Compensation Committee has a mandate to: (a) monitor compliance with provincial legislation applicable in respect of employment practices of the Company, (b) determine the appropriate allocation of stock options to eligible participants in the Corel Corporation Stock Option Plan, (c) determine Chief Executive Officer and senior officer compensation, (d) monitor compliance with statutory requirements for employment matters including remittances and legislation, and (e) review general policy matters relating to employment and wage equity, compensation and benefits of employees of the Company generally. The Committee met 5 times in fiscal 1998 and acted by way of resolution on other occasions.

The Company has a policy of compensation based on merit and performance and does not discriminate or distinguish with respect to persons performing similar functions. Compensation in the Company, as compared to industry surveys, is consistent with industry standards at the level necessary to attract and retain qualified personnel.

ITEM 11.  EXECUTIVE COMPENSATION

The following table, presented in accordance with the regulations to the Securities Act (Ontario), sets forth all compensation paid in respect of the individuals who were, at November 30, 1998, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "named executive officers").


                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                          ANNUAL COMPENSATION       COMPENSATION
                                     ------------------------------
                                                         OTHER         AWARDS         ALL
                                                                   --------------
                                                         ANNUAL      SECURITIES      OTHER
NAME AND PRINCIPAL                                       COMPEN-    UNDER OPTIONS    COMPEN-
POSITION                        YEAR   SALARY   BONUS   SATION (1)   GRANTED (#)    SATION (2)
-------------------------      ------ --------  -----  -----------  --------------------------
Michael C.J. Cowpland           1998  $201,384    Nil   $      -         275,000
  Chairman, President and       1997   213,236    Nil          -               -
  Chief Executive Officer       1996   188,388    Nil          -       1,175,000

Michael P. O'Reilly             1998   130,565    Nil          -         131,800
  Executive Vice President      1997         -    Nil          -               -
  Finance, CFO and Treasurer    1996         -    Nil          -               -

Carey Stanton                   1998   134,254    Nil          -          81,200
  Executive Vice President,     1997   119,962    Nil          -               -
  Business Development and      1996    97,916    Nil          -          38,800
  Legal Affairs

Don Sylvester                   1998   135,848    Nil     32,420(4)       31,800
  Executive Vice President      1997    48,288    Nil      9,221(4)      100,000
  Sales                         1996         -    Nil          -               -

Kerry D. Williams               1998   134,254    Nil          -          31,200
  Executive Vice President,     1997   130,287    Nil          -               -
  Manufacturing                 1996   128,414    Nil          -          36,800

Paul Skillen (3)                1998   154,000    Nil          -         100,000    $110,000
  former Vice President,        1997   184,304    Nil          -               -
  Software Development          1996   117,296    Nil          -          80,000
----------------------------------------------------------------------------------------------

Notes:

(1) Perquisites and other personal benefits do not exceed the lesser of $50,000 and 10% of the total of the annual salary and bonus for any of the named executive officers.
(2) These include the amounts paid, payable or accrued to any named executive officer pursuant to an arrangement in connection with the resignation of such executive officer's employment with the Company.
(3) This additional disclosure includes an individual for whom disclosure would have been provided as part of the four most highly paid executive officers above but for the fact that the individual was not serving as an executive officer of the Company at the end of fiscal 1998.
(4)  Represents commissions paid to Mr. Sylvester.

The following table sets forth the stock options granted under the Plan during the fiscal year ended November 30, 1998 to the named executive officers.

              OPTION GRANTS FOR THE YEAR ENDED NOVEMBER 30, 1998
            AND POTENTIAL REALIZABLE VALUE OF EACH GRANT OF OPTIONS

                                                                                Potential Realizable
                                                                                 Value at Assumed
                                                                                  Annual Rates of
                                                                                    Stock Price
                          Number of    % of total    Exercise                    Appreciation for
                         Securities      Options      or base                       Option Term
                         underlying    granted to      Price                           (CAD$)
                          options     employees in   ($/share)   Expiration     ---------------------
        Name             granted (#)   fiscal year     (CAD$)        Date          5% ($)    10% ($)
-----------------------------------------------------------------------------------------------------
Michael C.J. Cowpland       275,000              8%     $3.00   June 23, 2002   $177,793    $382,883
Michael P. O'Reilly         100,000              3%     $3.15   Dec   9, 2001     67,884     146,192
                             31,800              1%     $3.00   June 23, 2002     20,559      44,275
Carey Stanton                50,000              1%     $3.73   May   4, 2002     40,192      85,555
                             31,200              1%     $3.00   June 23, 2002     20,171      43,440
Don Sylvester                31,800              1%     $3.00   June 23, 2002     20,559      44,275
Kerry D. Williams            31,200              1%     $3.00   June 23, 2002     20,171      43,440
Paul Skillen (1)            100,000              3%     $2.60   March 1, 2000     24,375      49,833

(1) All dollar amounts applicable to Paul Skillen's options are in US Dollars.

The following table sets forth each exercise of stock options under the Plan during the fiscal year ended November 30, 1998 to the named executive officers.

            AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED
              NOVEMBER 30, 1998 AND FISCAL YEAR-END OPTION VALUES

                                                                            Value of
                                                                          Unexercised
                          Securities                      Unexercised     in-the-Money
                           Acquired    Aggregate Value     Options at      Options at
                         on Exercise       Realized      Nov. 30, 1998   Nov. 30, 1998
         Name                (#)            (CAD$)            (#)            (CAD$)
-----------------------  -----------   ---------------   -------------   --------------
Michael C.J. Cowpland              -       $         -       1,450,773        $261,250
Michael P. O'Reilly                -                 -         131,800         110,210
Carey Stanton                      -                 -         116,215          40,640
Don Sylvester                      -                 -         131,800          30,210
Kerry D. Williams                  -                 -         132,863          29,640
Paul Skillen                       -                 -          39,155               -

All options are exercisable when granted. The only exception is when options are granted during an employee's probationary period, usually six months in length. There are no unexercisable options held by the named executive officers.

COMPENSATION OF DIRECTORS

Directors who are salaried officers of the Company receive no compensation for serving on the Board. The other directors (the "independent directors"), of which there are currently five, receive an annual retainer of CAD$16,000 and a fee of CAD$800 (CAD$1,600 for Committee Chairman) for each Board of Directors and Committee meeting they attend and are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending such meetings. Each member of the Irish Board of Directors that is not a salaried officer of the Company receives an annual retainer of IEP 8,000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN CONTROL ARRANGEMENTS

There are no clauses in the employment contracts for executives that are materially different from those of other employees in the Company. Some of the items included in a standard employee contract are health benefits, fitness benefits and company paid on-site parking; as well as non-competition and confidentiality clauses.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The philosophy of the Company in the determination of senior executive compensation is to encourage performance in order to maintain the position of the Company in a highly competitive environment. As a result, the compensation package is based upon salaries which provide a reasonable level of remuneration and broad distribution of employee stock options. Given the nature of the industry, the performance of the stock is sensitive to the financial performance of Corel and as such, provides a compensation regime which encourages active support of the Company's competitive efforts. There is also an incentive program for those executives for which financial performance is directly related to the department(s) they are responsible for. This program includes commissions and/or bonuses that are paid based on the performance targets outlined at the beginning of the year.

With the concurrence of the Compensation Committee, the Chief Executive Officer participates directly in the fixing of the compensation for all levels of employees. Base compensation is reviewed annually to verify compatibility with industry norms. This is accomplished through the Company's participation in the High Tech Industry Compensation Survey, an online survey run by Personnel Systems and sponsored by CATA Alliance. This survey encompasses a broad spectrum of software development organizations and ranks the remuneration of Corel employees and executives in comparison with the other organizations included in the survey. As a result of this survey, it was determined that the Company's remuneration practices for executives are competitive with those of the industry in general. The Chief Executive Officer is involved in all aspects of compensation determination and he assesses, with the assistance of the relevant managers on an on-going basis, performance of the individual incumbents. Individual salaries are set in an appropriate salary range and reflect the employee's experience and proven or expected performance.

The Compensation Committee reviews and approves the compensation for the Chief Executive Officer on an annual basis. The compensation set for the Chief Executive Officer in fiscal 1998 was appropriate under the circumstances.

The Corel Corporation Stock Option Plan (the "Plan") is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options to purchase Common Shares of the Company to all eligible participants including directors on the Board of Directors and persons appointed as an officer of the Company by the Board of Directors. The factors which the Committee considers when granting options include outstanding performance and/or contribution to Corel. To ensure a linkage of management with the shareholder, stock options are granted at 100% of market value at the time of the stock option grant. All options granted under the Plan are non-transferable and the exercise price thereof must be paid at the time of exercise. Options are exercisable for a period of four years from the date of grant. Options held by a participant who ceases to hold a board or office position or whose employment is terminated for any reason, including death, are, for options granted prior to November 1, 1993, exercisable to a date which is not later than four years from the date of the grant. Options granted since that date are exercisable for 30 days following termination, unless otherwise determined by the Chief Executive Officer. The number of stock options available for grant under the program are determined by shareholder resolution and fixed as at April 18, 1997 at 16,000,000. They are restricted for certain participants to 10% of the issued and outstanding capital of the Company from time to time.

No additional benefits or perquisites are provided to members of management that are not available to employees of Corel generally. These currently include health, long-term disability, dental and group life insurance and a fitness membership.

The members of the compensation committee as at November 30, 1998 are as follows:

Hunter S. Grant (Chairman)
The Honourable William G. Davis

PERFORMANCE GRAPH

The following chart and graph compares the yearly percentage change over the last five years in the cumulative total shareholder return on the Company's Common Shares with the cumulative total return of the S&P 500 Index and the NASDAQ Computer and Data Processing Services Stock Index:


FIVE-YEAR TOTAL RETURN ON $100 INVESTMENT

----------------------------------------------------------------------------------------------
                                                      1994    1995    1996    1997    1998
----------------------------------------------------------------------------------------------
Corel                                                100.00  122.48   59.01   16.79   18.80
Computer and Data Processing Services Stock Index    100.00  156.00  192.46  248.41  361.81
S&P 500 Index                                        100.00   97.92  111.51  143.93  155.80
-------------------------------------------------------------------------------------------

                       [PERFORMANCE GRAPH APPEARS HERE]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 24, 1999, certain information with respect to the beneficial ownership of Common Shares by (1) each person known by the Company to be a beneficial owner of more than 5% of its outstanding Common Shares, (2) by each director and executive officer and (3) by all directors and executive officers as a group.

                                                   COMMON SHARES
                                                   BENEFICIALLY      EXERCISABLE     PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                  OWNED            OPTIONS        OWNED (1)
-------------------------------------              -------------     -----------     ----------
Dr. Michael C.J. Cowpland                              5,450,558       1,450,773           11.0
Novell, Inc                                            4,296,000               -            7.0
    1555 N. Technology Way
    Orem, Utah 84057
Lyle B. Blair                                              3,000          37,107              *
Hon. William G. Davis                                      1,500          37,620              *
Hunter S. Grant                                                -          40,186              *
Jean Louis Malouin                                             -          15,000              *
Barbara McDougall                                              -          15,000              *
Derek Burney                                                 300          12,623              *
Kim E. Dixon                                                   -          41,273              *
Sandra Gibson                                                  -          11,343              *
Tony O'Dowd                                                1,000          39,463              *
Jim Orban                                                      -          22,853              *
Michael P. O'Reilly                                            -         131,800              *
Eric Smith                                                     -             811              *
Carey Stanton                                                  -          85,015              *
Don Sylvester                                             33,800         131,800              *
Kerry D. Williams                                            290         101,663              *
Directors and Executive Officers as a                  5,498,148       2,112,098           12.0
 group (15 persons) (2)

                                                    *     Indicates less than 1%

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

Inapplicable pursuant to Instruction 3 to Item 404 of Regulation S-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

       The following audited financial statements of Corel (together with the independent auditors reports thereon and the notes thereto) are included in this Report:

       (a)   Consolidated Balance Sheets at November 30, 1998 and 1997.
       (b) Consolidated Statements of Operations and Retained Earnings (Deficit) for the years ended November 30, 1998, 1997 and 1996.
       (c) Consolidated Statements of Changes in Financial Position for the years ended November 30, 1998, 1997 and 1996.

       Financial statement schedules have been omitted because the required information is included in the financial statements or notes thereto as set forth under Item 8 of this Report on Form 10-K.

(B)  REPORTS ON FORM 8-K

       On October 23, 1998, the Company filed a report on form 8-K to report on the resignation of KPMG LLP Chartered Accountants as its independent auditor and certifying accountant and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor and certifying accountant.

(C)  LISTING OF EXHIBITS

        Exhibit
        Number      Description
        -------     -----------
            3.1     Certificate and Articles of Incorporation (1)

            3.2     By-law No. 6 (1)

            3.3 Certificate and Articles of Amalgamation - Corel Corporation and Corel Computer Corp.

            4.1     Specimen of Common Share Certificate (1)

           10.1 Distribution Agreement dated October 2, 1991 between Corel Corporation and Ingram Micro Inc. (1)

           10.2 Distribution Agreement dated May 11, 1989 between Corel Corporation and Merisel, Inc. (formerly Softsel Computer Products, Inc.) (1)

           10.3 Agreement for Purchase and Sale by and among Novell, Inc., Corel Corporation, Corel Corporation Limited, and Corel Corporation (Delaware) (3)

           13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporated by Reference to pages 20-35 of the 1998 Annual Report to Shareholders ("1998 Annual Report"))

           13.2 Financial Statements (Incorporated by Reference to pages 36-55 and Cover Back of the 1998 Annual Report)

           21.1     Subsidiaries of Registrant (Incorporated by Reference to
                    Exhibit 13.2 filed herein)

           23.1     Auditors' Report - KPMG LLP Chartered  Accountants

           99.1     Form of License Agreement, including Limited Warranty (1)

________________

       (1) Incorporated by reference to Registration Statement on Form F-1 File No. 33-50886.
       (2) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended November 30, 1994.
       (3) Incorporated by reference to Exhibit 2.01 to the Company's Report on Form 8-K/A, Amendment No. 2, dated March 1, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ottawa, Province of Ontario, Canada, on February 22, 1999.


                                   COREL CORPORATION


                                   By /s/ Michael P. O'Reilly
                                      ------------------------------------------
                                          Michael P. O'Reilly
            Executive Vice President Finance; Chief Financial Officer; Treasurer


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints MICHAEL C.J. COWPLAND and MICHAEL P. O'REILLY, his or her Attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said Attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 22, 1999.


            SIGNATURE                                  TITLE

    /s/ Michael C.J. Cowpland           Chairman of the Board of Directors,
  -----------------------------
      Michael C.J. Cowpland            President and Chief Executive Officer


        /s/ Lyle B. Blair                           Director
  -----------------------------
          Lyle B. Blair


      /s/ William G. Davis                          Director
  -----------------------------
        William G. Davis


       /s/ Hunter S. Grant                          Director
  -----------------------------
         Hunter S. Grant


     /s/ Jean-Louis Malouin                         Director
  -----------------------------
       Jean-Louis Malouin


      /s/ Barbara McDougall                         Director
  -----------------------------
        Barbara McDougall


     /s/ Michael P. O'Reilly              Executive Vice President Finance;
  -----------------------------
       Michael P. O'Reilly             Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number    Description
--------------    -----------
 3.3              Certificate and Articles of Amalgamation

13.1              Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

13.2              Financial Statements

21.1              Subsidiaries of Registrant

23.1              Auditors' Report - KPMG LLP Chartered Acountants
