Form 10-Q
period 1999-02-28
COREL CORP
filed 1999-04-14
CIK 890640

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   Form 10-Q



(Mark one)



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange

     Act of 1934



For the period ended                    February 28, 1999
                     ----------------------------------------------------------



                                       or



[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange

     Act of 1934



For the transition period from   December 1, 1998    to       Feb 28, 1999
                               ---------------------    -----------------------


                        Commission File Number 0-20562
                                               -------



                               COREL CORPORATION
                               -----------------

            (Exact name of Registrant as specified in its Charter)
            ------------------------------------------------------



               Canada                               Not Applicable
     -------------------------------          -------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)



  1600 Carling Avenue, Ottawa, Ontario, Canada          K1Z 8R7
  --------------------------------------------         ---------
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



                               YES  X   NO
                                  -----   -----


     As of April 13,1999, the registrant had 62,116,786 Common Shares outstanding.

================================================================================

                               COREL CORPORATION

                               TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                --------

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements
                Consolidated Balance Sheets as at February 28, 1999
                  and November 30, 1998............................................................. 3

                Consolidated Statements of Operations and Deficit
                  for the three months ended February 28, 1999 and February 28, 1998................ 4

                Consolidated Statements of Changes in Financial Position
                  for the three months ended February 28, 1999 and February 28, 1998................ 5

                Notes to Consolidated Financial Statements.......................................... 6

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................................ 11


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings..................................................................... 22

     Item 6. Exhibits and Reports on Form 8-K...................................................... 24

SIGNATURES......................................................................................... 25

                        PART I.  FINANCIAL INFORMATION



 Item 1. Financial Statements

                               COREL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (in thousands of U.S.$)

                                                               February 28,    November 30,
                                                                  1999            1998
                                                              --------------  --------------
                                                               (unaudited)      (audited)

ASSETS
Current assets:
     Cash and short-term investments.........................  $  14,052       $  24,506
     Accounts receivable (note 2)
         Trade...............................................     33,274          45,789
         Other...............................................      1,509             877
     Inventory (note 3)......................................     14,872          17,098
     Deferred income taxes...................................      2,334           2,495
     Prepaid expenses........................................      2,256           4,618
                                                               ---------       ---------
Total current assets.........................................     68,297          95,383

Capital assets ..............................................     43,892          44,776

Investments .................................................      3,351               -
                                                               ---------       ---------
Total assets ................................................  $ 115,540       $ 140,159
                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities ...............   $ 48,994       $  58,209
     Current portion of Novell obligations...................     11,800          11,800
     Income taxes payable....................................      3,485           7,549
     Deferred revenue........................................     19,536          17,933
                                                               ---------       ---------
Total current liabilities ...................................     83,815          95,491

Novell obligations ..........................................     14,031          16,085

Shareholders' equity
     Share capital ..........................................    206,838         203,088
     Contributed surplus.....................................      1,099           1,099
     Deficit.................................................   (190,243)       (175,604)
                                                               ---------       ---------
Total shareholders' equity ..................................     17,694          28,583
                                                               ---------       ---------
Total liabilities and shareholders' equity ..................  $ 115,540       $ 140,159
                                                               =========       =========

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  AND DEFICIT
                (in thousands of U.S.$, except per share data)
                                  (unaudited)

                                                                   Three months ended
                                                               February 28,   February 28,
                                                              -----------------------------
                                                                  1999            1998
                                                              ------------    -------------
Sales........................................................   $  40,306       $  45,460
Cost of sales................................................      11,560          10,442
                                                                ---------       ---------
   Gross profit..............................................      28,746          35,018
                                                                ---------       ---------

Expenses:
   Advertising...............................................       8,771          11,168
   Selling, general and administrative.......................      18,939          18,417
   Research and development..................................      13,460          21,165
   Depreciation and amortization.............................       1,630           4,391
   Loss on foreign exchange..................................         249             283
                                                                ---------       ---------
                                                                   43,049          55,424
                                                                ---------       ---------
Loss from operations.........................................     (14,303)        (20,406)
Interest expense.............................................         137             133
                                                                ---------       ---------
Loss before income taxes.....................................     (14,440)        (20,539)

Income taxes:
    Current..................................................          38             892
    Deferred (reduction).....................................         161            (342)
                                                                ---------       ---------
                                                                      199             550
                                                                        -
Net loss.....................................................     (14,639)        (21,089)
Deficit at beginning of period...............................    (175,604)       (145,156)
                                                                ---------       ---------
Deficit at end of period.....................................   $(190,243)      $(166,245)
                                                                =========       =========
Loss per share:
   Net loss
       Basic and fully diluted...............................      ($0.24)         ($0.36)
    Average number of Common Shares outstanding (000's)            60,162          59,346


         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                      CONSOLIDATED STATEMENTS OF CHANGES
                             IN FINANCIAL POSITION
                            (in thousands of U.S.$)
                                  (unaudited)

                                                                        Three months ended
                                                                    ----------------------------
                                                                    February 28,    February 28,
                                                                       1999            1998
                                                                    ------------    ------------
Cash provided by (used for):
Operations:
     Net loss.....................................................    $(14,639)       $(21,089)
     Items which do not involve cash:
          Depreciation and amortization...........................       4,440           7,548
          Loss (gain) on disposal of assets.......................           -              (4)
          Deferred income taxes...................................         161            (342)
     Decrease in accounts receivable..............................      11,883          16,345
     Decrease (increase)  in inventory............................       2,226          (1,074)
     Decrease in prepaid expenses.................................       2,362             570
     Decrease in accounts payable and accrued liabilities               (9,215)         (9,175)
     Increase (decrease) in deferred revenue......................       1,603          (2,132)
     Increase (decrease) in income taxes payable/recoverable......      (4,064)            874
                                                                      --------        --------
     Cash provided by (used for) operations.......................      (5,243)         (8,479)
                                                                      --------        --------

Financing:
     Issue of share capital.......................................       3,750               -
     Shares purchased for cancellation............................           -            (987)
     Repayment of long-term debt..................................      (2,054)           (771)
                                                                      --------        --------
                                                                         1,696          (1,758)
                                                                      --------        --------
Investments:
     Purchase of investment                                             (3,351)              -
     Purchase of capital assets...................................      (3,572)         (1,448)
     Proceeds on disposal of assets...............................          16               4
                                                                      --------        --------
                                                                        (6,907)         (1,444)
                                                                      --------        --------
Net increase (decrease) in cash...................................     (10,454)        (11,681)
Cash at beginning of period.......................................      24,506          30,629
                                                                      --------        --------
Cash at end of period.............................................    $ 14,052        $ 18,948
                                                                      ========        ========

Cash is defined as cash and short-term investments

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (U.S. dollars, tabular amounts in thousands except per share data)
                                  (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Corel Corporation (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in Canada. These principles are also generally accepted in the United States except as disclosed in Note 5. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corel Corporation Limited, Corel International Corporation, Corel, Inc. and its wholly-owned subsidiary, Corel Corporation
(U.S.A.).   Corel Computer Corp. was amalgamated with Corel Corporation on
December 1, 1998 and is no longer a subsidiary of the parent company.

In the opinion of Management, these unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, necessary to state fairly the results for the periods presented.

These financial statements should be read in conjunction with the Company's audited financial statements as of November 30, 1997 and 1998 and for each of the three years in the period ended November 30, 1998 including notes thereto, included in the Company's Annual Report on Form 10-K for the year ended November 30, 1998. The consolidated results of operations for the first fiscal quarter are not necessarily indicative of the results to be expected for any future period.



2. Accounts Receivable

Included in trade accounts receivable are the following reserves:

                                     February 28,   November 30,
                                         1999           1998
                                     ------------   ------------
Promotional rebates.................      $ 3,855        $ 6,197
Sales reserve.......................       26,030         21,882
Allowance for doubtful accounts.....        6,785          6,804

3. Inventories

                                        February 28,   November 30,
                                            1999           1998
                                        ------------   ------------
Product components...................        $10,421        $12,799
Finished goods.......................          4,451          4,299
                                        ------------   ------------
                                             $14,872        $17,098
                                        ============   ============

4. Restructuring Charge

The Company proceeded with the implementation of a consolidation plan in the third fiscal quarter of 1998. As at February 28, 1999, the restructuring accrual included in accounts payable and accrued liabilities is comprised of the following amounts:

                                 Asset                  Facilities
                                 write-    Severance      closure
                                 downs        cost         costs       Total
                                --------   ----------   -----------   --------
Restructuring charge            $ 3,086      $10,104       $ 2,690    $15,880
Payments                              -       (8,164)       (1,687)    (9,851)
Reallocation                          -       (1,842)        1,842          -
Non-cash asset write-downs       (3,086)           -             -     (3,086)
                                -------      -------       -------    -------
Restructuring accrual           $     -      $    98       $ 2,845    $ 2,943
                                =======      =======       =======    =======

There were no reallocations of the restructuring accrual during the three month period ended February 28, 1999.

5. Significant Differences Between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which is different in some respects from US GAAP. Significant differences between Canadian GAAP and US GAAP are set forth below:


(a) Calculation of earnings per share

The Company adopted Statement of Financial Accounting Standards (SFAS), No. 128, "earnings per share" during the year ended November 30, 1998 and restated earnings per share for all prior periods presented is required by such statement. Basic and fully diluted earnings per share (US GAAP) are the same as basic and fully diluted earnings per share (Canadian GAAP) for all periods presented.

(b) Deferred income taxes:

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


                                                 February 28,    November 30,
                                                     1999            1998
                                                 -------------   -------------
Operating loss carryforwards...................      $ 19,216        $ 15,437
Depreciation...................................         9,244          10,246
Reserves.......................................         4,567           5,473
Royalties not yet deducted for tax purposes....         1,646           1,556
                                                     --------        --------
                                                     $ 34,673        $ 32,712
Valuation allowance                                   (32,339)        (30,217)
                                                     --------        --------
Net deferred tax assets                              $  2,334        $  2,495
                                                     ========        ========



The net current deferred tax assets relate to the operations in the United States of America. These assets are temporary differences which the company believes will reverse in the near future.

(c) Consolidated statements of change in financial position

The Company defines cash for purposes of the consolidated statements of changes in financial position as cash and short-term investments. As at February 28, 1999, the Company had no short-term investments. All short-term investments held at November 30, 1998 ($2,100,000), were sold or redeemed during the first fiscal quarter of 1999. The short-term investments as at November 30, 1998 would not qualify as cash equivalents under US GAAP, consequently cash flows from operating activities under US GAAP would decrease by $800,000, and cash from investing activities under US GAAP would increase by $2,900,000 in the first fiscal quarter of 1999.

(d)  Recent accounting pronouncements

The Company has adopted the Financial Accounting Standards Board Issued Statement (SFAS) No. 130, "Reporting Comprehensive Income. The adoption of SFAS 130 did not have an impact on the Company's financial disclosures for the three months ended February 28, 1999.

The Company will adopt SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" for its fiscal year ending November 30, 1999.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended November 30, 1998 (the "1998 Form 10-K"). This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve uncertainty and risk, and all assumptions, anticipations, and expectations stated herein are forward-looking statements. The actual results that the Company achieves may differ materially from any forward-looking statements made herein due to such risks and uncertainties. The Company has identified by italics various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Operating Results", which is not italicized for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period. All amounts in this report are in US dollars unless otherwise indicated.

Overview

For the purposes of this discussion, unless the context otherwise requires "Corel" refers to the consolidated operations of Corel Corporation and its wholly owned subsidiaries, Corel Corporation Limited, Corel International Corporation, Corel Inc. and Corel Corporation (U.S.A.), while the Company refers to the parent, Corel Corporation. Corel Computer was amalgamated with Corel Corporation on December 1, 1998, and is no longer a subsidiary of the parent company.

Corel develops manufactures, licenses, sells and supports a wide range of software products, including graphics, business productivity and consumer product applications and video communications products.

On December 31, 1998, the Company transferred its Java-based jBridge solution in exchange for a 25% equity stake in GraphOn, Corporation of Campbell, California.

On February 17, 1999, the Company transferred all of the assets of Corel Computer supporting the Netwinder family of Linux-based thin client/thin server computers and $1.3 million cash in exchange for a 25% equity stake in Hardware Computing Canada.

Sales

Sales decreased 11% to $40.3 million in the first quarter of fiscal 1999 from $45.5 million in the first quarter of fiscal 1998 primarily due to decreased aggregate unit sales of Corel's products.

Product groups. The table below shows sales for the first fiscal quarter ended February 28, 1999 and 1998, consisting of graphics software new licenses (full kits and competitive upgrades) and existing user upgrades, productivity software new licenses (full kits and competitive upgrades) and existing user upgrades, consumer products software and video and network computers (including CorelVIDEO and Netwinder):

                                                             Three Months Ended
                                                    -------------------------------------
                                                    February 28, 1999   February 28, 1998
                                                    -----------------   -----------------
Graphics software - new licenses..................            $ 7,854             $15,649
Graphics software - existing user upgrades........              3,422               8,716
                                                    -----------------   -----------------
    Total graphics software.......................             11,276              24,365
                                                    -----------------   -----------------
Productivity software - new licenses..............             13,170              16,936
Productivity software - existing user upgrades....             11,691               1,027
                                                    -----------------   -----------------
    Total productivity software...................             24,861              17,963
                                                    -----------------   -----------------
Consumer products.................................              3,864               3,029
                                                    -----------------   -----------------
Video and network computer........................                305                 103
                                                    -----------------   -----------------
Total sales.......................................            $40,306             $45,460
                                                    =================   =================

Graphics software revenues decreased in the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998, primarily due to reduced unit volumes of retail versions of CorelDRAW 8. This can be attributed to the end of the product life cycle for version 8.

Productivity software revenues increased in the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998, primarily due to the price protection allowances related to the new WordPerfect pricing strategy, introduced in 1998.

Consumer products software revenues increased in the first quarter of fiscal 1999 as compared to the last quarter of fiscal 1998, primarily due to the launch of the Printhouse Wizard of Oz product.

Sales channels. Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences. The table below shows sales through these channels for the first fiscal quarter ended February 28, 1999 and 1998:

                              Three Months Ended
                                 February 28,
                                 -----------
                                1999       1998
                                ----       ----
Retail packaged products...    $17,215    $19,324

OEM licences...............      6,120      5,992

Corporate licences.........     16,971     20,144
                                ------     ------

Total sales................    $40,306    $45,460
                                ======     ======

Retail packaged products and corporate licences are sold primarily through distributors. The three largest distributors accounted for $7.5 (19%) million and $7.6 (17%) million of Corel's sales in the first quarter of fiscal 1999 and 1998, respectively. Packaged product volume decreased in the first quarter of fiscal 1998 primarily because of a decrease in unit volume sales of CorelDraw 8 due to the end of product life cycle.

Corporate licences, including maintenance revenues, decreased in the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998, due to a reduction in Corel License Program Choice revenues and a move toward more maintenance billings which are deferred and recognized over the life of the contract. The Company has continued to experience increased deferred revenue throughout each quarter dating back to the first fiscal quarter of 1998.

Sales By Region. The table below shows Corel's sales geographically for the first fiscal quarter ended February 28, 1999 and 1998:

                              Three Months Ended
                                 February 28,
                                 ------------
                                1999       1998
                                ----       ----
North America.........         $24,729    $23,968

Europe................          13,562     16,192

Other international...           2,015      5,300
                                ------     ------

Total sales...........         $40,306    $45,460
                                ======     ======

Sales outside North America, principally in Europe, were 39% and 47% of Corel's sales for the first quarter of fiscal 1999 and 1998, respectively.

Corel's products are sold primarily in US dollars in all countries other than Canada and in US dollars to Canadian distributors. Sales in US dollars as a percentage of total sales were in excess of 90% in the first quarter of both fiscal 1999 and fiscal 1998.

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

Gross profit as a percentage of sales decreased in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 and is primarily due to the lower sales levels to absorb fixed amortization charges and an inventory obsolescence charge of $1.7 million.

Advertising Expense

Advertising expenses include all marketing, advertising and trade show expenses. Advertising expenses decreased in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The decrease in advertising expenses was due primarily to reduced print advertising and sponsorships.

Selling, General and Administrative Expense

Selling, general and administrative expenses include all general administrative expenses as well as expenses associated with warehousing. Selling, general and administrative expenses increased marginally in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

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

                                              Three Months Ended
                                                 February 28,
                                                 -----------
                                               1999        1998
                                               ----        ----
Gross research and development expenses...    $13,460     $21,165

Research and development tax credits......          -           -
                                               ------      ------
Net research and development expenses.....    $13,460     $21,165
                                               ======      ======

Net research and development expenses
   as a percentage of sales...............         33%         47%

Net research and development expenses decreased in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The decrease in net research and development expenses was primarily attributable to the consolidation plan initiated by the Company in the third fiscal quarter of 1998. The Company transferred the research and development activity in the Orem, Utah engineering centre to the engineering facilities in Ottawa, Ontario. As a result of this transfer, approximately 550 employees were terminated in the Orem, Utah location which significantly reduced research and development expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses, which do not include the amortization of purchased software, decreased in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Depreciation and amortization expenses have decreased in the first quarter of fiscal 1999 compared to the first fiscal quarter of 1998 primarily due to the decrease in assets purchased in 1998 compared to 1997 and 1996, and the write-down of capital assets as part of the restructuring in the third quarter fiscal quarter of 1998.

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

Interest Expense

Interest expense remained consistent in the first quarter of fiscal 1999 compared to the first fiscal quarter of 1998.

Income Taxes

Corel's effective tax rates were (1.4)% and (2.7)% for the first quarter of fiscal 1999 and 1998, respectively. These rates vary from the Company's statutory tax rate of 44%, primarily due to foreign tax rate differences associated with Corel's international operations and the unrecorded tax benefit of accounting losses in the 1999, 1998 and 1997 fiscal years. The accounting losses include loss carry forwards for income tax purposes.

Liquidity and Capital Resources

As of February 28, 1999, Corel's principal sources of liquidity included cash and short-term investments of approximately $14.1 million, and accounts receivable of $34.8 million. Short-term investments consist of overnight call loans to a major Canadian bank. Novell obligations of $25.8 million consists of the outstanding royalty and product return obligations pursuant to the acquisition of the WordPerfect family of software programs on March 1, 1996.

Cash used by operations was $5.2 million for the first quarter of fiscal 1999 compared to $8.5 million for the first quarter of fiscal 1998. The increase of $3.3 million was primarily due to the net loss of $14.6 million in the first quarter of fiscal 1999 compared to the net loss of $21.1 million in the first quarter of fiscal 1998.

Accounts receivable decreased in the first quarter of fiscal 1999 primarily due to reduced sales levels in the fourth quarter of fiscal 1998 and first quarter of fiscal 1999.

Financing activities provided cash of $1.7 million in the first quarter of fiscal 1999 compared to a use of $1.8 million in the first quarter of fiscal 1998. The source of cash through financing activities was the exercise of employee stock options for $3.8 million, while the use of cash in the first fiscal quarter of 1999 was the repayment of the Novell obligations.

Investing activities, used $6.9 million in the first quarter of fiscal 1998 compared to $1.4 million in the first quarter of fiscal 1998, including expenditures for capital assets of $3.6 million in the first quarter of fiscal 1999 compared to $1.4 million in the first quarter of fiscal 1998. In addition to capital asset additions, the Company completed the transfer to Hardware Computing Canada (HCC) of all assets of Corel Computer supporting the Netwinder family of Linux-based thin client/thin server computers and $1.3 million cash in exchange for a 25% equity stake in HCC. At February 28, 1999, Corel had no material commitments for capital expenditures.

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

Graphics. Corel's graphics software products face substantial competition from a wide variety of companies. In the illustration graphics segment, Corel's competitors include Adobe Systems

Incorporated, Macromedia Inc., Micrografx, Inc., and Microsoft. In the desktop publishing segment, its competitors include Adobe. Corel's competitors include many other independent software vendors, such as Autodesk, Inc., Borland International, Inc. and Apple Computer Inc.

Business Productivity. Corel's competitors in the productivity software (primarily office suites) marketplace include Microsoft and IBM (Lotus). According to industry sources, Microsoft currently has the largest overall market share for office suites. IBM has a large installed base with its spreadsheet program. Also, IBM preinstalls certain of its software products on various models of its PCs, competing directly with Corel productivity software.

Consumer Products. The Company competes with other participants in the Photo CD market on the basis of price, the categories of photographs available, the quality of the photographs and the nature of the rights attached to the photos included on the Photo CD. The Company's competitors in this market include Eyewire, Inc., Corbis Corporation and Getty Images, Inc. In the photo-editing and painting graphics segments, its competitors include Adobe, Live Picture, Meta Creations and The Learning Company. In the clipart segment, the Company's competitors include Nova Corporation and The Learning Company. The Company's competes with Sierra/Cendant, Broderbund, The Learning Company and Microsoft in the SOHO Graphics market. In addition to these direct competitors, the Company competes with a number of personal computer manufacturers that devote significant resources to creating personal computer software, including Apple, Hewlett-Packard Company and IBM.

Video Products. The Company's communications applications products (CorelVIDEO) compete against offerings from Intel Corporation, PictureTel Corporation, C-Phone Corporation, White Pine Software, Inc. and many other companies. With the intention to sell the Video division, it is expected that the above mentioned organizations will not remain competitors of Corel.

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

Pricing

Pricing pressures continually intensify in the PC software applications market and the Company believes that price competition, with its attendant reduced profit margins, may become a more significant factor in the future. Corporate licensing, discount pricing for large volume distributors and retailers, product bundling promotions and competitive upgrade programs are forms of price competition that may become more prevalent. In addition, enterprise wide versions of products are generally priced lower per user than individual copies of the same products. Corel also competes with companies that produce standalone graphics and desktop publishing applications that might serve a specific need of a user or class of users at a price below that of Corel's products.

Technological Change

The markets for Corel's products are characterized by rapidly changing technology, frequent new product introductions and uncertainty due to new and emerging technologies. Corel's future success is highly dependent upon the timely completion and introduction of new or enhanced products incorporating such emerging technologies at competitive price/performance levels. The pace of change has recently accelerated due to the Internet, corporate intranets and the acceptance of new operating systems such as Windows 98 and Linux.

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

Employee Compensation

The highly competitive market for qualified personnel, especially software engineers and developers, could adversely affect Corel's ability to engage and retain competent qualified personnel, particularly development professionals. Corel believes that its employment policies in this regard are competitive within the industry.

Dependence on Distributors

The distribution of Corel's products is carried out primarily through distributors, certain of which are material to the competitive position of Corel. The distribution channels through which software products for desktop computers are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and resellers, the emergence of new retailers such as general mass merchandisers and superstores, and the desire of large customers such as retail chains and corporate users to purchase directly from software developers. The loss of, or a significant reduction in sales volume attributable to any of Corel's principal distributors or the insolvency or business failure of any such distributor could have a material adverse effect on Corel's results of operations.

International Operations and Geographic Concentration

Currently, Corel markets its products in more than 60 countries. Corel anticipates that sales outside North America will continue to account for a significant portion of total sales. These sales are subject to certain risks including imposition of government controls, export licence requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs, differences in copyright protection and difficulties in managing accounts receivable. More than 45% of Corel's sales for the past three fiscal years were made in the United States. As a result, adverse developments in the United States markets for Corel's products could have a material adverse effect on Corel's results of operations.

Dependence on Key Personnel

Corel's success depends to a significant extent upon the performance of Corel's executive officers and key technical and marketing personnel. Corel has agreements describing compensation arrangements and containing non-disclosure covenants with all of its key employees. Corel believes that its future success will also depend in large part on its ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel.

Saturation

Product upgrades, which enable users to upgrade from earlier versions of Corel's products or from competitors' products, have lower prices and margins than new products. The sales mix has shifted from full-kit products to upgrade products as the market for Corel's products become saturated. This sales pattern is likely to continue.

Corporate licenses

Average revenue per unit from corporate license programs is lower than average revenue per unit from retail versions. Unit sales under licensing programs may continue to increase.

Research and development investment cycle

Developing and localizing software is expensive and the investment in product development often involves a lengthy payback cycle. The Company plans to continue significant investments in product research and development from which significant revenue is not assured.

Year 2000

Many computer and related systems use the last two digits in a year as a reference point and may not properly distinguish between 1900 and 2000 when "00" is used. If not corrected, these systems may provide incorrect data or may not function (at all).

There are three major risks for the Company from Year 2000 issues. Year 2000 compliance problems with Corel's products could have a material adverse effect on sales and operations. Significant Year 2000 compliance problems with internal systems could seriously affect the Company's ability to carry out its operations. Corel also depends heavily on third parties for raw materials, transportation utilities, and other key services. Interruption of supplier operations due to Year 2000 issues could seriously disrupt the Company's operations. In addition, if Corel's current or future customers do not achieve Year 2000 compliance or if they divert expenditures previously reserved for business software to address their Year 2000 compliance problems, Corel's business, results of operations, or financial condition could be materially adversely affected.

In 1996, Corel initiated a corporate wide program to review, test and prepare Corel's products and internal systems for the Year 2000 with the full support of the Board of Directors.

Corel has established a Year 2000 Product Evaluation Program. For those Corel products currently being sold and for historical Corel products, the Company has provided detailed Year 2000 information on a product by product basis on their website at http://www.corel.com/2000.htm. The status of each product is discussed and updated regularly; including whether a product will be tested, the stage of testing reached on the product and the conclusion on its Year 2000 compliance once testing is complete. The Company expects to complete testing of these products by the end of the third quarter of 1999. All upcoming product releases are being tested for Year 2000 compliance and it is anticipated that all upcoming releases will be Year 2000 compliant. Although Corel's testing process is comprehensive, there can be no assurances that the Company's products do not contain undetected errors or defects associated with year 2000 date functions.

The three phases of the Company's internal systems testing program are inventory, assessment and renovation. The inventory phase includes compiling a list of hardware and software systems and suppliers that are critical to Corel's operations. Assessment includes the evaluation of critical systems for Year 2000 compliance. The renovation phase includes the resolution of all issues identified in the assessment phase. The inventory phase is ongoing as additions to internal systems are made on a regular basis. Corel expects to complete the assessment phase for all critical internal hardware and software systems by the third quarter of 1999. The Company is also in the process of implementing solutions to ensure Year 2000 compliance. It is expected that renovations, if required, will be complete by the third quarter of 1999 for critical systems. Non-critical systems will be tested and solutions implemented over the balance of 1999. In addition, as part of ongoing business operations, the Company ensures that all current investments in new technology are Year 2000 compliant. Due to the nature of Corel's normal business practices, Corel is continually upgrading many of its critical back-end systems with new hardware and software. These practices will help ensure that Corel does not experience any significant disruptions due to Year 2000 issues.

Corel's Year 2000 program also includes a full review of significant third parties' Year 2000 compliance. Corel has been in contact with the majority of these third parties and is currently conducting an in-depth risk analysis. This includes assessing the extent of Year 2000 compliance for third parties as well as reviewing their plans to address any Year 2000 issues through surveys and discussions with company representatives. The Company fully expects to have suitable solutions in place before 2000. There can be no guarantees, however, that these third parties will be fully Year 2000 compliant.

Corel has designed a comprehensive contingency planning process to ensure the continuity of business operations in the event of a disruption caused by Year 2000 issues. The four phases of this plan are I - business process definition, II - business process analysis, III - scenario generation and contingency plan determination and IV - validation and testing. The Company is currently in phase I of the plan; which includes identifying the business processes and the resources and technologies required for each process. Phase II provides quantitative analysis for each process using various criteria such as business impact and likelihood of failure. Both Phase I and II are expected to be complete during the second quarter of 1999. Phase III is expected to be complete in the third quarter of 1999 and Phase IV completion is expected in the fourth quarter of 1999.

Corel expects to incur total costs of approximately $1.5 million from the first quarter of 1999 through the second quarter of 2000 to become Year 2000 compliant. This amount includes the direct costs involved in running the Year 2000 department as well as costs associated with third party testing. These amounts will be funded from operating cash flow and will be expensed as incurred. There have also been substantial efforts expended by both the Engineering and Legal departments in regards to Year 2000 issues and by other departments to a lesser degree. These costs are included in the salaries for those departments. There is no assurance that the Company's financial position may not be materially adversely affected if unanticipated problems occur.

Notwithstanding the efforts made to become Year 2000 compliant, there can be no assurances that this program will ensure that all of Corel's internal systems, products and third party systems will be Year 2000 compliant. Should these systems not be compliant before 2000, there could be material adverse consequences to the Company.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

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

The plaintiff has propounded her first set of documentary and interrogatory discovery on the Company and the Company has responded. The Company has completed its disposition of the plaintiff and of two other possible class members. The plaintiff has not yet brought her motion to certify the class and the filing.

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




Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits
         27.1 Financial Data Schedule

b) Reports on Form 8-K
         The Company filed a Report on From 8-K in March 1999 concerning the Shareholder Rights Plan.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COREL CORPORATION
                                       (Registrant)



Date: April 13, 1999                    By:  /s/ Michael C.J. Cowpland
                                        ---------------------
                                        Michael C. J. Cowpland
                                        Chairman, President, Chief
                                        Executive Officer and Director



Date: April 13, 1999                    By:  /s/ Michael P. O'Reilly
                                        -------------------
                                        Michael P. O'Reilly
                                        Executive Vice-President, Finance,
                                        Chief Financial Officer and Treasurer