Form 10-Q
period 1999-05-31
COREL CORP
filed 1999-07-15
CIK 890640

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the period ended      May 31, 1999
                     ---------------------------------------------------------

                                       or



[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the transition period from _____________________ to ________________________


                        Commission File Number 0-20562
                                               -------


                               COREL CORPORATION
                               -----------------

            (Exact name of Registrant as specified in its Charter)
            ------------------------------------------------------



          Canada                                              Not Applicable
-------------------------------                               --------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



1600 Carling Avenue, Ottawa, Ontario, Canada                      K1Z 8R7
--------------------------------------------                      -------
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


                               YES  X   NO____
                                   ---

As of July 13, 1999, the registrant had 62,790,478 Common Shares outstanding.

================================================================================

                               COREL CORPORATION


                               TABLE OF CONTENTS

                                                                             Page No.
                                                                            --------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

               Consolidated Balance Sheets as at May 31, 1999
                 and November 30, 1998.......................................      3

               Consolidated Statements of Operations and Deficit
                 for the three months and for the six months ended
                 May 31, 1999 and May 31, 1998...............................      4

               Consolidated Statements of Changes in Financial Position
                 for the six months ended May 31, 1999 and May 31, 1998......      5

               Notes to Consolidated Financial Statements....................      6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................     10


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings...............................................     22

     Item 6. Exhibits and Reports on Form 8-K................................     23


SIGNATURES...................................................................     24

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                               COREL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (in thousands of U.S.$)

                                                         May 31,     November 30,
                                                          1999           1998
                                                       -----------   ------------
ASSETS                                                 (unaudited)     (audited)
Current assets:
     Cash and short-term investments................   $    16,465   $     24,506
     Accounts receivable (note 2)
         Trade......................................        37,686         45,789
         Other......................................         2,265            877
     Inventory (note 3).............................        14,068         17,098
     Deferred income taxes..........................         1,686          2,495
     Prepaid expenses...............................         1,563          4,618
                                                       -----------   ------------
Total current assets................................        73,733         95,383
                                                       -----------   ------------
Investments.........................................         3,351              -

Capital assets (note 4).............................        53,306         44,776
                                                       -----------   ------------
Total  assets.......................................   $   130,390   $    140,159
                                                       ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities.......   $    52,618   $     58,209
     Current portion of Novell obligations..........        11,800         11,800
     Income taxes payable...........................         3,028          7,549
     Deferred revenue...............................        18,053         17,933
                                                       -----------   ------------
Total current liabilities...........................        85,499         95,491

Novell obligations..................................        11,555         16,085

Shareholders' equity
     Share capital..................................       213,301        203,088
     Contributed surplus............................         1,099          1,099
     Deficit........................................      (181,064)      (175,604)
                                                       -----------   ------------
Total shareholders' equity..........................        33,336         28,583
                                                       -----------   ------------
Total liability and shareholders' equity............   $   130,390   $    140,159
                                                       ===========   ============

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  AND DEFICIT

                (in thousands of U.S.$, except per share data)
                                  (unaudited)

                                                          Three months ended           Six months ended
                                                                May 31,                     May 31,
                                                       -----------------------     ------------------------
                                                          1999         1998           1999          1998
                                                       ----------   ----------     ----------    ----------
Sales..............................................    $   70,501   $   63,042     $  110,807    $  108,502
Cost of sales......................................        14,092       11,308         25,652        21,750
                                                       ----------   ----------     ----------    ----------
   Gross profit....................................        56,409       51,734         85,155        86,752

Expenses
   Advertising.....................................        11,946       11,801         20,717        22,969
   Selling, general and administrative.............        21,618       19,098         40,557        37,515
   Research and development........................        12,395       21,765         25,855        42,930
   Depreciation and amortization...................         1,043        3,589          2,673         7,980
   Loss (gain) on foreign exchange.................          (303)         470            (54)          753
                                                       ----------   ----------     ----------    ----------
                                                           46,699       56,723         89,748       112,147
                                                       ----------   ----------     ----------    ----------
Income (loss) from operations......................         9,710       (4,989)        (4,593)      (25,395)
Interest expense...................................           192          707            329           840
                                                       ----------   ----------     ----------    ----------
Income (loss) before income taxes..................         9,518       (5,696)        (4,922)      (26,235)
Income taxes
    Current........................................          (309)       2,682           (271)        3,574
    Deferred (reduction)...........................           648          (71)           809          (413)
                                                       ----------   ----------     ----------    ----------
                                                              339        2,611            538         3,161
Net income (loss)..................................         9,179       (8,307)        (5,460)      (29,396)
Deficit beginning of period........................      (190,243)    (166,245)      (175,604)     (145,156)
                                                       ----------   ----------     ----------    ----------
Deficit end of period..............................    $ (181,064)  $ (174,552)    $ (181,064)   $ (174,552)
                                                       ==========   ==========     ==========    ==========
Earnings (loss) per share:
   Net earnings (loss)
       Basic.......................................    $     0.15   $    (0.14)    $    (0.09)   $    (0.49)
       Fully diluted...............................    $     0.14   $    (0.14)    $    (0.09)   $    (0.49)
 Weighted average number of Common Shares
 outstanding (000s)
       Basic.......................................        61,560       59,346         60,860        59,616
       Fully diluted...............................        69,193       59,346         60,860        59,616

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                      CONSOLIDATED STATEMENTS OF CHANGES
                             IN FINANCIAL POSITION
                            (in thousands of U.S.$)
                                  (unaudited)

                                                                            Six months ended
                                                                     -----------------------------
                                                                       May 31,           May 31,
                                                                        1999              1998
                                                                     -----------       -----------
Cash provided by (used for):
Operations:
     Net loss....................................................    $    (5,460)      $   (29,396)
     Items which do not involve cash:
          Depreciation and amortization...........................         8,695            14,349
          Gain on disposal of assets..............................           (47)              (11)
          Deferred income taxes...................................           809              (413)
     Decrease in accounts receivable..............................         6,715            15,826
     Increase (decrease) in inventory.............................         3,030            (1,408)
     Decrease in prepaid expenses.................................         3,055               336
     Decrease in accounts payable and accrued liabilities.........        (5,591)           (1,303)
     Increase (decrease) in deferred revenue......................           120            (1,964)
     Increase (decrease) in income taxes payable/recoverable......        (4,521)            1,216
                                                                     -----------       -----------
     Cash provided by (used for) operations.......................         6,805            (2,768)
                                                                     -----------       -----------

Financing:
     Issue of share capital.......................................        10,213                 -
     Shares repurchased for cancellation..........................             -              (987)
     Repayment of Novell obligations..............................        (4,530)           (4,164)
                                                                     -----------       -----------
                                                                           5,683            (5,151)
                                                                     -----------       -----------

Investments:
     Purchase of investment.......................................        (3,351)                -
     Purchase of capital assets...................................       (17,241)           (5,417)
     Proceeds on disposal of assets...............................            63                11
                                                                     -----------       -----------
                                                                         (20,529)           (5,406)
                                                                     -----------       -----------
Net decrease in cash..............................................        (8,041)          (13,325)
Cash at beginning of period.......................................        24,506            30,629
                                                                     -----------       -----------
Cash at end of period.............................................   $    16,465       $    17,304
                                                                     ===========       ===========

Cash is defined as cash and short-term investments

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (U.S. dollars, tabular amounts in thousands except per share data)
                                  (unaudited)

1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Corel Corporation (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in Canada. These principles are also generally accepted in the United States except as disclosed in Note 6. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corel Corporation Limited, Corel International Corporation, Corel, Inc. and its wholly-owned subsidiary, Corel Corporation (U.S.A.). Corel Computer was amalgamated with Corel Corporation on December 1, 1998 and is no longer a subsidiary of the parent company.

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

2.  Accounts Receivable

Included in trade accounts receivable are the following reserves:

                                                        May 31,     November 30,
                                                         1999           1998
                                                     -------------  ------------
          Promotional rebates....................     $     4,128    $    6,197
          Sales reserve..........................          34,734        21,882
          Allowance for doubtful accounts........           6,771         6,804

3.  Inventory

                                                        May 31,     November 30,
                                                          1999        1998
                                                     -------------  ------------
          Product components.....................     $    10,429    $   12,799

          Finished goods.........................           3,639         4,299
                                                     -------------  ------------
                                                      $    14,068    $   17,098
                                                     =============  ============

4. Capital Assets

During the quarter, the company revised the estimated useful life of all computer equipment and research and development equipment to 3 years. The previous estimated useful life for computer equipment was 2 years and for research and development equipment was approximately 7 years. This change in estimate has been accounted for on a prospective basis.

5. Restructuring Charge

The Company proceeded with the implementation of a consolidation plan in the third fiscal quarter of 1998. As at May 31, 1999, the restructuring accrual included in accounts payable and accrued liabilities is comprised of the following amounts:

-----------------------------------------------------------------------------------------
                                    Asset write -   Severance     Facilities       Total
                                        downs         cost      closure costs
-----------------------------------------------------------------------------------------
Restructuring charge........            $ 3,086        $10,104      $ 2,690      $ 15,880
Payments....................                  -         (8,495)      (2,214)      (10,709)
Reallocation................                  -         (1,609)       1,609             -
Non-cash asset write downs..             (3,086)             -            -        (3,086)
-----------------------------------------------------------------------------------------
Restructuring accrual                         -              -      $ 2,085      $  2,085
=========================================================================================

There was a $233,000 reallocation between severance costs and facilities closure costs during the three month period ended May 31, 1999.

6.  Significant Differences Between Canadian and United States Gaap

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

                                                         Fiscal Quarter Ended       Six months ended
                                                                May 31                   May 31
                                                        ---------------------     ---------------------
                                                          1999          1998        1999          1998
                                                        ---------------------     ---------------------
          US GAAP - basic and diluted

          Net income (loss) per share - Basic......      $  0.15      $ (0.14)      (0.09)       (0.49)
                                      - Diluted....      $  0.15      $ (0.14)      (0.09)       (0.49)

          Weighted average number of
            common shares - Basic..................       61,560       59,346      60,860       59,616
                          - Diluted................       62,818       59,346      60,860       59,616


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

                                                          May 31,   November 30,
                                                           1999        1998
                                                        ----------  ------------
        Operation loss carryforwards.................    $ 15,238      $ 15,437
        Depreciation.................................       6,493        10,246
        Reserves.....................................       4,978         5,473
        Royalties not yet deducted for
          tax purposes...............................       1,530         1,556
                                                        ----------  ------------
                                                           28,239        32,712
        Valuation allowance..........................     (26,553)      (30,217)
                                                        ----------  ------------
        Net deferred tax assets......................    $  1,686      $  2,495
                                                        ==========  ============

The net current deferred tax assets relate to the operations in the United States of America. These assets are temporary differences which the company believes will reverse in the near future.

(c)  Consolidated statements of changes in financial position

The Company defines cash for purposes of the consolidated statements of changes in financial position as cash and short-term investments. As at May 31, 1999, the Company had no short-term investments. All short-term investments held at November 30, 1998 ($2,100,000), were sold or redeemed during the first fiscal quarter of 1999. The short-term investments as at November 30, 1998 would not qualify as cash equivalents under US GAAP, consequently cash flows from operating activities under US GAAP would decrease by $800,000, and cash from investing activities under US GAAP would increase by $2,900,000 in the first fiscal quarter of 1999.

Under US GAAP the issue of common shares for the acquisition of the assets of GraphicCorp would be treated as a non-cash transaction and would be disclosed as supplemental information. Any unpaid consideration at May 31, 1999 would be similarly treated. Accordingly the cash flow from operations would decrease by $2,500,000, cash from financing activities would decrease by $6,300,000 and cash used for investments would decrease by $8,800,000.

(d)  Recent accounting pronouncements

The Company has adopted the Financial Accounting Standards Board Issued Statement (SFAS) No. 130, "Reporting Comprehensive Income". The adoption of SFAS 130 did not have an impact on the Company's financial disclosures for the three months ended May 31, 1999.

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

On December 31, 1998, the Company transferred its Java-based jBridge solution in exchange for a 25% equity stake in GraphOn, Corporation.

On February 17, 1999, the Company transferred all of the assets of Corel Computer supporting the Netwinder family of Linux-based thin client/thin server computers and $1.3 million cash in exchange for a 25% equity stake in Hardware Computing Canada.

On April 17, 1999 Corel acquired certain assets of GraphicCorp, a leading supplier of clipart images, photographs and web images. The consideration paid for the assets was $10.3 million. The consideration was paid in cash, $4.0 million and common shares of the Company $6.3 million.


Sales

Sales increased 12% to $70.5 million in the second quarter of fiscal 1999 from $63.0 million in the second quarter of fiscal 1998 primarily due to the launch of new versions of Corel's flagship products, Corel WordPerfect Office 2000(R) and CorelDRAW 9(R).

Product Groups. The table below shows sales for the second fiscal quarter ended May 31, 1999 and 1998, consisting of graphics software new licenses (full kits and competitive upgrades) and existing user upgrades, productivity software new licenses (full kits and competitive upgrades) and existing user upgrades, consumer products software and video communications:

                                              Three Months Ended     Six Months Ended
                                                    May 31               May 31
                                            --------------------  --------------------
                                                1999      1998       1999       1998
                                            --------------------  --------------------
    Graphics software - new licenses......     $13,734   $ 8,638   $ 21,588   $ 24,287
    Graphics software - existing user           12,163    15,073     15,585     23,789
                                            --------------------  --------------------
         Total graphics software.........       25,897    23,711     37,173     48,076

    Productivity software - new licenses..      21,654    22,863     34,824     39,799
    Productivity software - existing user       22,108    10,951     33,799     11,978
                                            --------------------  --------------------
         Total productivity software......      43,762    33,814     68,623     51,777

    Consumer products.....................         836     5,304      4,700      8,333

    Network computing products............           6       213        311        316
                                            --------------------  --------------------
    Total sales                                $70,501   $63,042   $110,807   $108,502
                                            ====================  ====================

Graphics software revenues increased in the second quarter of fiscal 1999, as compared to the second quarter of fiscal 1998, primarily due to the launch of the most recent version of CorelDraw.

Productivity software revenues increased in the second quarter of fiscal 1999, as compared to the second quarter of fiscal 1998, primarily due to the launch of WordPerfect Office 2000 during the second quarter of 1999.

Consumer products software revenues decreased in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998, primarily due to the product launch for Graphics Pack and the Gallery products being in an earlier phase of the product life cycle; both of these events occured in the second quarter of 1998.

Sales Channels. Corel distributes its products primarily through distributors (as retail packaged products), OEM licenses and corporate licenses. The table below shows sales through these channels for the second fiscal quarter ended May 31, 1999 and 1998:

                                 Three Months Ended     Six Months Ended
                                       May 31               May 31
                                --------------------  --------------------
                                  1999      1998         1999       1998
                                --------------------  --------------------
  Retail packaged products...     $43,874   $41,836   $ 61,089   $ 61,160
  OEM licenses...............       7,251     4,732     13,371     10,724
  Corporate licenses.........      19,376    16,474     36,347     36,618
                                --------------------  --------------------
  Total sales                     $70,501   $63,042   $110,807   $108,502
                                ====================  ====================

Retail packaged products and corporate licenses are sold primarily through distributors. The three largest distributors accounted for $23.2(33%) million and $22.8(36%) million of Corel's sales in the second quarter of fiscal 1999 and 1998, respectively. Packaged product volume increased in the second quarter of fiscal 1999 primarily because of the product launches for Corel WordPerfect Suite 2000 and CorelDRAW 9.

OEM licenses increased in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998, due primarily to increased contracts to bundle WordPerfect Suite 8.

Corporate licenses, including maintenance revenues, increased in the second quarter of fiscal 1999, as compared to the second quarter of fiscal 1998, due to expanded marketing efforts in this area.

Sales By Region. The table below shows Corel's sales geographically for the second fiscal quarter ended May 31, 1999 and 1998:

                              Three Months Ended    Six Months Ended
                                    May 31               May 31
                             --------------------  ------------------
                                1999      1998      1999      1998
                             --------------------  ------------------
     North America........      $47,346   $39,504  $ 72,075  $ 63,472
     Europe...............       17,685    17,777    31,247    33,969
     Other international..        5,470     5,761     7,485    11,061
                             --------------------  ------------------
     Total sales                $70,501   $63,042  $110,807  $108,502
                             ====================  ==================


Sales outside North America, principally in Europe, were 33% and 37% of Corel's sales for the second quarter of fiscal 1999 and 1998, respectively.

Corel's products are sold primarily in US dollars in all countries other than Canada and in US dollars to Canadian distributors. Sales in US dollars as a percentage of total sales were in excess of 90% in the second quarter of both fiscal 1999 and fiscal 1998.

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

Gross profit as a percentage of sales decreased in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and is primarily attributable to an inventory obsolescence charge of $2.2 million.

Advertising Expense

Advertising expenses include all marketing, advertising and trade show expenses. Advertising expenses increased in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. The increase in advertising expenses was due primarily to the Company supporting the launch of its two new products, WordPerfect Suite 2000 and CorelDRAW 9.


Selling, General and Administrative Expense

Selling, general and administrative expenses include all general administrative expenses as well as expenses associated with warehousing. Selling, general and administrative expenses increased in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 in order to support the product launch.

Research and Development Expense

Research and development expenses are reported net of Canadian investment tax credits. The table below shows gross research and development expenses, related tax credits, net research and development expenses, and net research and development expenses as a percentage of sales for the periods indicated:

                                                        May 31,    May 31,
                                                         1999       1998
                                                     ----------- ----------
     Gross research and development expenses.....       $12,395    $21,765
     Research and development tax credits........             -          -
                                                     ----------- ----------
     Net research and development expenses              $12,395    $21,765
                                                     =========== ==========

     Net research and development expenses as a
     % of sales                                              18%        35%

Net research and development expenses decreased in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. The decrease in net research and development expenses was primarily attributable to the consolidation plan initiated by the Company in the third fiscal quarter of 1998. The Company transferred the research and development activity in the Orem, Utah engineering centre to the engineering facilities in Ottawa, Ontario. As a result of this transfer, approximately 550 employees were terminated in the Orem, Utah location which significantly reduced research and development expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses, which do not include the amortization of purchased software, decreased in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Depreciation and amortization expenses have decreased in the second quarter of fiscal 1999 compared to the second fiscal quarter of 1998 primarily due to the decrease in assets purchased in 1998 compared to 1997 and 1996, and the write-down of capital assets as part of the restructuring in the third quarter fiscal quarter of 1998, and the change in estimate identified in the notes to the consolidated financial statements.

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

Interest Expense

Interest expense decreased in the second quarter of fiscal 1999 compared to the second fiscal quarter of 1998. The decreased was primarily due to the anticipated interest charges associated with proposed adjustments identified as part of the Canadian operations income tax audit which was recorded in the second quarter of fiscal 1998.


Income Taxes

Corel's effective tax rates were 3.6% and (45.8)% for the second quarter of fiscal 1999 and 1998, respectively. These rates vary from the Company's statutory tax rate of 44%, primarily due to foreign tax rate differences associated with Corel's international operations and the unrecorded tax benefit of accounting losses in the 1999, 1998 and 1997 fiscal years. The accounting losses include loss carry forwards for income tax purposes.

Liquidity and Capital Resources

As of May 31, 1999, Corel's principal sources of liquidity included cash and short-term investments of approximately $16.5 million, and accounts receivable of $40.0 million. Short-term investments consist of overnight call loans to a major Canadian bank. Novell obligations of $23.4 million consists of the outstanding royalty and product return obligations pursuant to the acquisition of the WordPerfect family of software programs on March 1, 1996.

Cash provided by operations was $6.8 million for the first six months of fiscal 1999 compared to, cash used by operations of $2.8 million for the first six months of fiscal 1998. The increase of $9.6 million was primarily due to the net loss of $5.5 million in the first six months of fiscal 1999 compared to the net loss of $29.4 million in the first six months of fiscal 1998.

Accounts receivable increased in the second quarter of fiscal 1999, from the first quarter of 1999, primarily due to increased sales levels in the second quarter of fiscal 1999. The increase in sales and accounts receivable can be attributed to the launch of the Company's latest versions of WordPerfect and CorelDraw. The increase in accounts receivable was partially offset by prepaid discounts offered to distributors for the launch of products.

Financing activities provided cash of $5.7 million in the first six months of fiscal 1999 compared to a use of $5.2 million in the first six months of fiscal 1998. The source of cash through financing activities was the exercise of employee stock options for $3.9 million, and the issuance of shares for the acquisition of the assets of GraphicCorp. The use of cash in the first six months of 1999 was the repayment of the Novell obligations.

Investing activities, used $20.5 million in the first six months of fiscal 1999 compared to $5.4 million in the first six months of fiscal 1998, including expenditures for capital assets of $17.2 million in the first six months of fiscal 1999 compared to $5.4 million in the first six months of fiscal 1998. The increase is primarily attributable to the GraphicCorp asset acquisition of $10.3 million. In addition to capital asset additions, the Company completed the transfer to Hardware Computing Canada (HCC) of all assets of Corel Computer supporting the Netwinder family of Linux-based thin client/thin server computers and $1.3 million cash in exchange for a 25% equity stake in HCC. At May 31, 1999, Corel had no material commitments for capital expenditures.

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

Consumer Products. The Company competes with other participants in the Photo CD market on the basis of price, the categories of photographs available, the quality of the photographs and the nature of the rights attached to the photos included on the Photo CD. The Company's competitors in this market include Eyewire, Inc., Corbis Corporation and Getty Images, Inc. In the photo-editing and painting graphics segments, its competitors include Adobe, Live Picture,Meta Creations and The Learning Company. In the clipart segment, the Company's competitors include Nova Corporation and The Learning Company. The Company's competes with Sierra/Cendant, Broderbund, The Learning Company and Microsoft in the SOHO Graphics market. In addition to these direct competitors, the Company competes with a number of personal computer manufacturers that devote significant resources to creating personal computer software, including Apple, Hewlett-Packard Company and IBM.

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

Product Ship Schedules

Delays in new product releases impact sales growth rates and can cause operational inefficiencies that impact manufacturing and distribution logistics,distributor, reseller and OEM relationships, and technical support and customer service staffing.

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

Year 2000

Many software and hardware products were designed to store dates using a two-digit year (e.g., 98) instead of a four-digit year (e.g., 1998). This was done to save what was, at the time, valuable memory. As we make the transition to the year 2000, some applications could misinterpret 00 as 1900, 1980 or some other date.

In addition, 2000 is a leap year. A leap year occurs at the turn of the century every 400 years, and some applications have failed to accommodate this.

There are three major risks for the Company from Year 2000 issues. Year 2000 compliance problems with Corel's products could have a material adverse effect on sales and operations. Significant Year 2000 compliance problems with internal systems could seriously affect the Company's ability to carry out its operations. Corel also depends heavily on third parties for raw materials, transportation, utilities, and other key services. Interruption of supplier operations due to Year 2000 issues could seriously disrupt the Company's operations. In addition, if Corel's current or future customers do not achieve Year 2000 compliance or if they divert expenditures previously reserved for business software to address their Year 2000 compliance problems, Corel's business, results of operations, or financial condition could be materially adversely affected.

Addressing potential year 2000 issues is a high priority at Corel. In 1996, Corel initiated a corporate-wide program to review, test and prepare Corel's products and internal systems for the Year 2000 with the full support of the Board of Directors. The Board of Directors is updated as to the status of Corel's Year 2000 effort on a regular basis.

On the product side, we have established a comprehensive year 2000 Product Evaluation Program. We conduct our product evaluations using real world scenarios to determine if the applications will operate as designed using various identified year 2000 critical dates where appropriate. Corel tests all new products before they are released, as well as major upgrades of all existing products. Corel is also testing a number of historic products that have a large user-base. Current information on the status of our products is available on our Web site (http://www.corel.com/2000.htm). The Company expects to complete testing of these products by the end of the third quarter of 1999. All upcoming product releases are being tested for Year 2000 compliance and it is anticipated that all upcoming releases will be Year 2000 compliant. Although Corel's testing process is comprehensive, there can be no assurances that the Company's products do not contain undetected errors or defects associated with year 2000 date functions.

For internal systems, the Company has established a three phase testing program. The inventory phase includes compiling a list of hardware and software systems and suppliers that are critical to Corel's operations. Assessment includes the evaluation of critical systems for Year 2000 compliance. The renovation phase includes the resolution of all issues identified in the assessment phase.

The inventory phase is ongoing as additions to internal systems are made on a regular basis. Corel expects to complete the assessment phase for all critical internal hardware and software systems by the third quarter of 1999. The Company is also in the process of implementing solutions to ensure Year 2000 compliance. It is expected that renovations, if required, will be complete by the third quarter of 1999 for critical systems. Non-critical systems will be tested and solutions implemented over the balance of 1999. In addition, as part of ongoing business operations, the Company strives to ensure that all current investments in new technology are Year 2000 compliant. Due to the nature of Corel's normal business practices, Corel is continually upgrading many of its critical back-end systems with new hardware and software. These practices help to ensure that Corel does not experience any significant disruptions due to Year 2000 issues.

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

Corel has designed a comprehensive contingency planning process to ensure the continuity of business operations in the event of a disruption caused by Year 2000 issues. The four phases of this plan are I - business process definition, II - business process analysis, III - scenario generation and contingency plan determination and IV -validation and testing. The Company is currently in Phase III of the plan. Phase III is expected to be complete in the third quarter of 1999 and phase IV completion is expected in the fourth quarter of 1999.

Corel expects to incur total costs of approximately $1.3 million from the third quarter of 1999 through the second quarter of 2000 to operate Year 2000 programs. This amount includes the direct costs involved in running the Year 2000 department as well as costs associated with third party testing. These amounts will be funded from operating cash flow and will be expensed as incurred. There have also been substantial efforts expended by the Engineering, MIS and Legal departments with regard to Year 2000 issues and by other departments to a lesser degree. These costs are included in the salaries for those departments. There is no assurance that the Company's financial position may not be materially adversely affected if unanticipated problems occur.

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

The Great Neck complaint was consolidated by order date June 1, 1998 with four other previously filed complaints: Giskan, Meyer, Mangold and Hagler. Also on June 1, 1998, the court approved the plaintiff's motion for the appointment of lead plaintiff and lead counsel. The firm of Weschsler Harwood Halebian & Feffer is counsel of record. Great Neck (as lead plaintiff) filed a consolidated amended complaint on behalf of lead plaintiff and the class on September 9, 1998 (the "Consolidated Complaint"). The Consolidated Complaint references a revised Class Period (it has been filed on behalf of all persons who purchased or otherwise acquired Corel common shares between January 15, 1997 and January 20, 1998); however, plaintiff's theories from the individual complaints (as summarized above) remain the same.

On November 9, 1998, the Company filed a motion to Dismiss the Consolidated Complaint in its entirety. On December 30, 1998, Plaintiffs filed a related Motion to strike certain documents referred to in the Company's Motion to Dismiss. Both motions were fully briefed by February 12, 1999. The plaintiffs have not yet brought their motion to certify the class and the filing.

On June 18, 1999, the Company filed a motion to dismiss on grounds of forum non conveniens. Plaintiffs' opposition to this motion is due on July 20, 1999. This motion will be fully briefed by August 10, 1999.

The Company intends to defend this class action litigation vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Investigating and defending the Consolidated Complaint may require expenditure of material amounts of funds and may require a significant amount of management's time and resources. An unfavorable outcome in the litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Announcement of material developments in the litigation prior to its resolution could aversely affect the market price of Corel's common shares.

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

On June 16, 1999, Corel Corporation and Karla A. Lyon amended a settlement of the lawsuit initiated by Ms. Lyon in October 1998. The settlement does not result in any changes to the financial statements as reported.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to intellectual property and other matters. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.

Item 6. Exhibits And Reports On Form 8-k

        a) Exhibits
               27.1   Financial Data Schedule

        b) Reports on Form 8-K

               The Company filed no reports on Form 8-K for the fiscal quarter ended May 31, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COREL CORPORATION
                                       (Registrant)




Date: July 14, 1999                 By:  /s/ Michael C.J. Cowpland
                                         -------------------------
                                         Michael C. J. Cowpland
                                         Chairman, President, Chief
                                         Executive Officer and Director



Date: July 14, 1999                 By:  /s/ Michael P. O'Reilly
                                         --------------------------
                                         Michael P. O'Reilly
                                         Executive Vice-President,
                                         Finance and Treasurer
                                         Chief Financial Officer