Form 10-Q
period 1999-08-31
COREL CORP
filed 1999-10-15
CIK 890640

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the period ended              August 31, 1999
                     -----------------------------------------------------------

                                      or

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934


For the transition period from __________________________ to ___________________

                        Commission File Number 0-20562
                                               -------

                               COREL CORPORATION
             ----------------------------------------------------
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

                               YES   X   NO_____
                                  -------

  As of October 13 , 1999, the registrant had 64,130,787 Common Shares outstanding.

================================================================================

                               COREL CORPORATION


                               TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

               Consolidated Balance Sheets as at August 31, 1999
                  and November 30, 1998......................................................    3

               Consolidated Statements of Operations and Deficit
                  for the three months and for the nine months ended August 31, 1999
                  and August 31, 1998........................................................    4

               Consolidated Statements of Changes in Financial Position
                  for the nine months ended August 31, 1999 and August 31, 1998..............    5

               Notes to Consolidated Financial Statements....................................    6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................................   10

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...............................................................   22

     Item 6. Exhibits and Reports on Form 8-K................................................   24

SIGNATURES...................................................................................   25

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               COREL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (in thousands of U.S.$)

                                                                  August 31,             November 30,
                                                                     1999                  1998
                                                               --------------           -------------
ASSETS                                                           (unaudited)             (audited)
Current assets:
     Cash and short-term investments.........................    $    23,792            $    24,506
     Accounts receivable (note 2)
         Trade...............................................         47,359                 45,789
         Other...............................................          2,494                    877
     Inventory (note 3)......................................         14,549                 17,098
     Deferred income taxes...................................          1,642                  2,495
     Prepaid expenses........................................          2,213                  4,618
                                                                 -----------            -----------
Total current assets.........................................         92,049                 95,383

Investments..................................................          3,180                      -

Capital assets...............................................         48,245                 44,776
                                                                 -----------            -----------
Total assets................................................     $   143,474            $   140,159
                                                                 ===========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities................    $    47,488            $    58,209
     Current portion of Novell obligations...................         11,800                 11,800
     Income taxes payable....................................          3,743                  7,549
     Deferred revenue........................................         17,629                 17,933
                                                                 -----------            -----------
Total current liabilities....................................         80,660                 95,491

Novell obligations...........................................          9,085                 16,085

Shareholders' equity
     Share capital...........................................        216,100                203,088
     Contributed surplus.....................................          1,099                  1,099
     Deficit.................................................       (163,470)              (175,604)
                                                                 -----------            -----------
Total shareholders' equity...................................         53,729                 28,583
                                                                 -----------            -----------
Total liability and shareholders' equity.....................    $   143,474            $   140,159
                                                                 ===========            ===========

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  AND DEFICIT
                (in thousands of U.S.$, except per share data)
                                  (unaudited)

                                                         Three months ended                Nine months ended
                                                               August 31                        August 31
                                                     -------------------------        --------------------------
                                                         1999           1998             1999            1998
                                                     ---------       ---------        ----------     -----------
Sales............................................    $  71,312       $  71,083         $ 182,119     $   179,585
Cost of sales....................................       15,466          14,932            41,118          36,682
                                                     ---------       ---------        ----------     -----------
   Gross profit..................................       55,846          56,151           141,001         142,903
                                                     ---------       ---------        ----------     -----------
Expenses
   Advertising...................................       11,641           7,403            32,358          30,372
   Selling, general and administrative...........       19,377          19,717            59,934          57,232
   Research and development......................       10,671          16,981            36,526          59,911
   Depreciation and amortization.................        1,895           2,465             4,568          10,445
   Restructuring charges.........................            -          15,880                 -          15,880
   Settlement proceeds...........................       (6,342)              -            (6,342)              -
   Loss (gain) on foreign exchange...............          319             (78)              265             675
                                                     ---------       ---------        ----------     -----------
                                                        37,561          62,368           127,309         174,515
                                                     ---------       ---------        ----------     -----------
Income (loss) from operations....................       18,285          (6,217)           13,692         (31,612)
Interest expense (income)........................          (46)            154               283             994
                                                     ---------       ---------        ----------     -----------
Income (loss) before income taxes................       18,331          (6,371)           13,409         (32,606)
Income taxes
    Current......................................          693             494               422           4,068
    Deferred.....................................           44             969               853             556
                                                     ---------       ---------        ----------     -----------
                                                           737           1,463             1,275           4,624
Net income (loss)................................       17,594          (7,834)           12,134         (37,230)
Deficit beginning of period......................     (181,064)       (174,552)         (175,604)       (145,156)
                                                     ---------       ---------        ----------     -----------
Deficit end of period............................    $(163,470)      $(182,386)       $ (163,470)    $  (182,386)
                                                     =========       =========        ==========     ===========
Earnings (loss) per share:
    Net earnings (loss)
     Basic.......................................    $    0.28       $   (0.13)       $     0.20     $     (0.63)
     Fully diluted...............................    $    0.26       $   (0.13)       $     0.18     $     (0.63)
 Weighted average number of Common Shares
 outstanding (000s)
     Basic.......................................       62,793          59,346            61,519          59,505
     Fully diluted...............................       69,062          59,346            68,720          59,505

         (See accompanying Notes to Consolidated Financial Statements)

                               COREL CORPORATION

                      CONSOLIDATED STATEMENTS OF CHANGES
                             IN FINANCIAL POSITION
                            (in thousands of U.S.$)
                                  (unaudited)

                                                                                        Nine months ended
                                                                                ----------------------------------
                                                                                  August 31,           August 31,
                                                                                     1999                1998
                                                                                -------------        -------------
Cash provided by (used for):
Operations:
     Net Income (loss)....................................................      $    12,134          $  (37,230)
     Items which do not involve cash:
          Depreciation and amortization...................................           14,436              19,877
          Gain on disposal of assets......................................              (80)                (79)
          Restructuring charges...........................................                -               3,086
          Deferred income taxes...........................................              853                 556
     Decrease (Increase) in accounts receivable...........................           (3,187)              3,865
     Decrease (Increase) in inventory.....................................            2,549              (5,230)
     Decrease in prepaid expenses.........................................            2,405                  40
     Increase (decrease) in accounts payable and accrued
      liabilities.........................................................          (10,721)             14,289
     Increase (decrease) in deferred revenue..............................             (304)              2,343
     Increase (decrease) in income taxes payable/recoverable..............           (3,806)              1,898
                                                                                -----------          ----------
     Cash provided by (used for) operations...............................           14,279               3,415
                                                                                -----------          ----------
  Financing:
     Issue of share capital...............................................           13,012                   -
     Shares repurchased for cancellation..................................                -                (987)
     Repayment of Novell obligations......................................           (7,000)             (7,125)
                                                                                -----------          ----------
                                                                                      6,012              (8,112)
                                                                                -----------          ----------
  Investments:
     Purchase of investment...............................................           (3,351)                  -
     Purchase of capital assets...........................................          (17,750)             (6,159)
     Proceeds on disposal of assets.......................................               96                  79
                                                                                -----------          ----------
                                                                                    (21,005)             (6,080)
                                                                                -----------          ----------
  Net decrease in cash....................................................             (714)            (10,777)
  Cash at beginning of period.............................................           24,506              30,629
                                                                                -----------          ----------
  Cash at end of period...................................................      $    23,792          $   19,852
                                                                                ===========          ==========

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

These financial statements should be read in conjunction with the Company's audited financial statements as of November 30, 1997 and 1998 and for each of the three quarters in the period ended November 30, 1999 including notes thereto, included in the Company's Annual Report on Form 10-K for the year ended November 30, 1998. The consolidated results of operations for the first three fiscal quarters are not necessarily indicative of the results to be expected for any future period.

2. Accounts Receivable

Included in trade accounts receivable are the following reserves:

                                                       August 31,  November 30,
                                                          1999        1998
                                                       ----------  ------------
     Promotional rebates...........................    $   3,876   $   6,197
     Sales reserve.................................       31,318      21,882
     Allowance for doubtful accounts...............        7,014       6,804


3. Inventories

                                                       August 31,  November 30,
                                                          1999        1998
                                                       ----------  ------------
     Product components............................    $   10,419  $  12,799
     Finished goods................................         4,130      4,299
                                                       ----------  ---------
                                                       $   14,549  $  17,098
                                                       ==========  =========

4. Capital Assets

The Company revised the estimated useful life of all computer equipment and research and development equipment in the second quarter of 1999. All of the equipment from these classes have a useful life of 3 years. The previous estimated useful life for computer equipment was 2 years. The previous method to depreciate research and development equipment was 20% on a declining basis, this change in estimate was accounted for on a prospective basis.

5. Restructuring Charge

The Company proceeded with the implementation of a consolidation plan in the third fiscal quarter of 1998. As at August 31, 1999, the restructuring accrual included in accounts payable and accrued liabilities is comprised of the following amounts:

---------------------------------------------------------------------------------------------------------
                                           Asset write -      Severance       Facilities         Total
                                              downs              cost        closure costs
---------------------------------------------------------------------------------------------------------
Restructuring charge....................        $ 3,086         $10,104         $ 2,690          $ 15,880

Payments................................              -          (8,495)         (2,633)          (11,128)

Reallocation............................              -          (1,609)          1,609                 -

Non-cash asset write downs..............         (3,086)              -               -            (3,086)
---------------------------------------------------------------------------------------------------------
Restructuring accrual                                 -               -         $ 1,666          $  1,666
=========================================================================================================



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

The dilutive effect of the weighted average share calculation results from employee stock options.

                                                         Fiscal Quarter          Nine Months ended
                                                            Ended                   August 31
                                                           August 31
                                                    --------------------------------------------------
                                                       1999          1998         1999        1998
                                                    ---------------------------------------------------
   US GAAP - basic and diluted
   Net income (loss) per share -Basic               $   0.28        ($0.13)      $  0.20      ($0.63)

                             -Diluted               $   0.27        ($0.13)      $  0.20      ($0.63)

   Weighted average number of common shares

    Basic                                             62,793        59,346        61,519      59,505

    Dilutive effect of employee stock
    options                                            1,393            --           465          --
                                                      -------------------------------------------------
    Diluted                                           64,186        59,346        61,984      59,505
                                                      =================================================

Options to purchase 2,324,054 shares for the third quarter and first nine months of 1999 were outstanding but were excluded from the computation of diluted shares outstanding because the price of the options was greater than the average market price of the common stock for the period covered.

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

                                                                     August 31,        November 30,
                                                                       1999               1998
                                                                    -----------      --------------
     Operation loss carryforward................................    $     9,098      $      15,437
     Depreciation...............................................          6,209             10,246
     Reserves...................................................          5,393              5,473
     Royalties not yet deducted for tax purposes................          1,416              1,556
                                                                    -----------      -------------
                                                                         22,116             32,712
     Valuation allowance........................................        (20,473)           (30,217)
                                                                    -----------      -------------
     Net deferred tax assets....................................    $     1,642      $       2,495
                                                                    ===========      =============

The net current deferred tax assets relate to the operations in the United States of America. These assets are temporary differences which the company believes will reverse in the near future.

(c)  Consolidated statements of changes in financial position

The Company defines cash for purposes of the consolidated statements of changes in financial position as cash and short-term investments. As at August 31, 1999, the Company had no short-term investments. All short-term investments held at November 30, 1998 ($2,100,000), were sold or redeemed during the first fiscal quarter of 1999. The short-term investments as at November 30, 1998 would not qualify as cash equivalents under US GAAP, consequently cash flows from operating activities under US GAAP would decrease by $800,000, and cash from investing activities under US GAAP would increase by $2,900,000 in the first fiscal quarter of 1999.

(d)  Recent accounting pronouncements

The Company has adopted the Financial Accounting Standards Board Issued Statement (SFAS) No. 130, "Reporting Comprehensive Income". The adoption of SFAS 130 did not have an impact on the Company's financial disclosures for the three months ended August 31, 1999.

The Company will adopt SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" for its fiscal year ending November 30, 1999.


6.  Contingencies

On May 25, 1998, Revenue Canada advised the Company of proposed income tax adjustments for fiscal years ended November 30, 1992 to 1995. The Company filed a Response to Revenue Canada's Proposal on October 23, 1998 and had subsequently continued to dialogue and exchange of correspondence in respect of a number of particular issues in question. The company has recorded a provision of $2,468,000, inclusive of interest and penalties, for certain adjustments. However, it is not possible to accurately estimate the amount, if any, of additional income taxes that may result from the remaining adjustments identified and therefore, no further provision has been made.

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

On December 31, 1998, the Company transferred its Java-based jBridge solution in exchange for a 25% equity stake in GraphOn Corporation.

On February 17, 1999, the Company transferred all of the assets of Corel Computer supporting the Netwinder family of Linux-based thin client/thin server computers and $1.3 million cash in exchange for a 25% equity stake in Hardware Computing Canada.

On April 17, 1999 Corel acquired certain assets of GraphicCorp, a leading supplier of clipart images, photographs and web images.


Sales

Sales increased 0.3% to $71.3 million in the third quarter of fiscal 1999 from $71.1 million in the third quarter of fiscal 1998 primarily due to the launch of Corel's recent flagship products, Corel WordPerfect Office 2000(R) and CorelDRAW 9(R) in the second quarter of 1999.

Product groups. The table below shows sales for the third fiscal quarter and the nine months ended August 31, 1999 and 1998, consisting of graphics software new licenses (full kits and competitive upgrades) and existing user upgrades, productivity software new licenses (full kits and competitive upgrades) and existing user upgrades, consumer products software and video communications:

                                                   Three Months Ended      Nine Months Ended

                                                       August 31               August 31
                                                  ---------------------   --------------------
                                                   1999           1998     1999          1998
                                                  ---------------------   --------------------
     Graphics software - new licenses..........    $14,833      $19,206   $ 36,421    $ 43,493

     Graphics software - existing user.........     10,572        9,541     26,157      33,330
                                                  --------------------------------------------
          Total graphics software..............     25,405       28,747     62,578      76,823
                                                  --------------------------------------------
     Productivity software - new licenses......     21,790       21,055     56,614      60,854

     Productivity software - existing user.....     17,080       11,617     50,879      23,595
                                                  --------------------------------------------
          Total productivity software..........     38,870       32,672    107,493      84,449
                                                  --------------------------------------------
     Consumer products.........................      7,043        9,432     11,743      17,765

     Video Communications......................         (6)         232        305         548
                                                  --------------------------------------------
     Total sales...............................    $71,312      $71,083   $182,119    $179,585
                                                  ============================================

Graphics software revenues decreased in the third quarter of fiscal 1999, as compared to the third quarter of fiscal 1998, primarily due to a reduction in price of Draw 9 upgrade compared to Draw 8 pricing in the previous year as well as the launch of Draw 8 for MacIntosh during the third quarter of 1998.

Productivity software revenues increased in the third quarter of fiscal 1999, as compared to the third quarter of fiscal 1998, primarily due to the launch of WordPerfect Office 2000 during the second quarter of 1999.

Consumer products software revenues decreased in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998, primarily due to the product launch for the Gallery products being in an earlier phase of the product life cycle.

Sales channels. Corel distributes its products primarily through distributors (as retail packaged products), OEM licenses and corporate licenses. The table below shows sales through these channels for the third fiscal quarter and the nine months ended August 31, 1999 and 1998:

                                                Three Months Ended              Nine Months Ended

                                                     August 31                      August 31
                                           -----------------------------  ---------------------------
                                               1999            1998          1999            1998
                                           -----------------------------  ---------------------------
Retail packaged products...............        $42,471       $47,168       $103,560      $108,328
OEM licenses...........................          8,464         7,510         21,835        18,234
Corporate licenses.....................         20,377        16,405         56,724        53,023
                                           -----------------------------  ---------------------------
Total sales                                    $71,312       $71,083       $182,119      $179,585
                                           =============================  ===========================

Retail packaged products and corporate licences are sold primarily through distributors. The three largest distributors accounted for $21.4(30%) million and $27.2(38%) million of Corel's sales in the third quarter of fiscal 1999 and 1998, respectively. Packaged product volume decreased in the third quarter of fiscal 1999 primarily due to decreased sales of Graphics and Consumer products software which are predominately sold in the retail packaged products channel.

OEM licenses increased in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998, due primarily to increased contracts to bundle WordPerfect Suite 8.

Corporate licenses, including maintenance revenues, increased in the third quarter of fiscal 1999, as compared to the third quarter of fiscal 1998, due to expanded marketing efforts in this area.

Sales By Region. The table below shows Corel's sales geographically for the third fiscal quarter and the nine months ended August 31, 1999 and 1998:

                               Three Months Ended          Nine Months Ended

                                   August 31                   August 31
                            ------------------------   ------------------------
                                1999          1998          1999         1998
                            ------------------------   ------------------------
  North America............  $48,191         $44,534      $120,266     $108,006
  Europe...................   14,690          15,894        45,937       49,863
  Other international......    8,431          10,655        15,916       21,716
                            ------------------------   ------------------------
  Total sales..............  $71,312         $71,083      $182,119     $179,585
                            ========================   ========================

Sales outside North America, principally in Europe, were 32% and 38% of Corel's sales for the third quarter of fiscal 1999 and 1998, respectively.

Corel's products are sold primarily in US dollars in all countries other than Canada and in US dollars to Canadian distributors. Sales in US dollars as a percentage of total sales were in excess of 90% in the third quarter of both fiscal 1999 and fiscal 1998.

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

Gross profit as a percentage of sales decreased in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 and is primarily attributable to a larger number of licenses being amortized.

Advertising Expense

Advertising expenses include all marketing, advertising and trade show expenses. Advertising expenses increased in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. The increase in advertising expenses was due primarily to the Company supporting the launch of its two new products, WordPerfect Suite 2000 and CorelDRAW 9.

Selling, General and Administrative Expense

Selling, general and administrative expenses include all general administrative expenses as well as expenses associated with warehousing. Selling, general and administrative expenses decreased in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998.

Research and Development Expense

The Company has expensed all of its internal software development costs as incurred, in accordance with Canadian GAAP. Research and development expenses are reported net of Canadian investment tax credits.

Net research and development expenses decreased in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. The decrease in net research and development expenses was primarily attributable to the consolidation plan initiated by the Company in the third fiscal quarter of 1998. The Company transferred the research and development activity in the Orem, Utah engineering center to the engineering facilities in Ottawa, Ontario. As a result of this transfer, approximately 550 employees were terminated in the Orem, Utah location which significantly reduced research and development expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses, which do not include the amortization of purchased software, decreased in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. This decrease is primarily due to the decrease in assets purchased in 1998 compared to 1997 and 1996, and the write-down of capital assets as part of the restructuring in the third quarter fiscal quarter of 1998, and the change in estimate identified in the notes to the consolidated financial statements.

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

Interest Expense (Income)

Interest expense decreased in the third quarter of fiscal 1999 compared to the third fiscal quarter of 1998. The decrease was primarily due to the decreased balance in long term debt to Novell and the improved cash position of the Company.

Income Taxes

Corel's effective tax rates were 4.0% and (23)% for the third quarter of fiscal 1999 and 1998, respectively. These rates vary from the Company's statutory tax rate of 44%, primarily due to foreign tax rate differences associated with Corel's international operations and the unrecorded tax benefit of accounting losses in the 1999, 1998 and 1997 fiscal years. The accounting losses include loss carry forwards for income tax purposes.

Liquidity and Capital Resources

As of August 31, 1999, Corel's principal sources of liquidity included cash and short-term investments of approximately $23.8 million, and accounts receivable of $49.9 million. Short-term investments consist of overnight call loans to a major Canadian bank. Novell obligations of $20.9 million consists of the outstanding royalty and product return obligations pursuant to the acquisition of the WordPerfect family of software programs on March 1, 1996.

Cash provided by operations was $14.3 million for the first nine months of fiscal 1999 compared to, $3.4 million for the first nine months of fiscal 1998. The increase of $10.9 million was primarily due to the net income of $12.1 million in the first nine months of fiscal 1999 compared to the net loss of $37.2 million in the first nine months of fiscal 1998 coupled with a significant decline in accounts payable and accrued liabilities.

Accounts receivable increased in the third quarter of fiscal 1999, from the third quarter of 1998, primarily due to increased sales levels in the third quarter of fiscal 1999. The increase in sales and accounts receivable can be attributed to the launch of the Company's latest versions of WordPerfect and CorelDraw in the second quarter of 1999.

Financing activities provided cash of $6.0 million in the first nine months of fiscal 1999 compared to a use of $8.1 million in the first nine months of fiscal 1998. The source of cash through financing activities was the exercise of employee stock options for $6.7 million, and the issuance of shares for the acquisition of the assets of GraphicCorp for $6.3 million. The use of cash in the first nine months of 1999 was the repayment of the Novell obligations.

Investing activities, used $21.0 million in the first nine months of fiscal 1999 compared to $6.1 million in the first nine months of fiscal 1998, including expenditures for capital assets of $17.8 million in the first nine months of fiscal 1999 compared to $6.2 million in the first nine months of fiscal 1998. In addition to capital asset additions, the Company completed the transfer to Hardware Computing Canada (HCC) of all assets of Corel Computer supporting the Netwinder family of Linux-based thin client/thin server computers and $1.3 million cash in exchange for a 25% equity stake in HCC in the second quarter of 1999. At August 31, 1999, Corel had no material commitments for capital expenditures.

The Company believes that the existing sources of liquidity and anticipated funds from operations will satisfy Corel's projected working capital, capital expenditure and long-term debt repayment requirements for at least the next 12 months. The Company anticipates that subsequent to that time, its working capital, capital expenditures and long-term debt repayments will be satisfied by existing sources of liquidity, funds from operations and, if necessary, additional financing.

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

Business Productivity. Corel's competitors in the productivity software (primarily office suites) marketplace include Microsoft, IBM (Lotus), Sun, Redhat and Applix. According to industry sources, Microsoft currently has the largest overall market share for office suites. IBM has a large installed base with its spreadsheet program. Also, IBM preinstalls some of its software products on various models of its PCs, competing directly with Corel productivity software.

Consumer Products. The Company competes with other participants in the Photo CD market on the basis of price, the categories of photographs available, the quality of the photographs and the nature of the rights attached to the photos included on the Photo CD. The Company's competitors in this market include Eyewire, Inc., Corbis Corporation and Getty Images, Inc. In the photo-editing and painting graphics segments, its competitors include Adobe, Live Picture, Meta Creations and The Learning Company. In the clipart segment, the Company's competitors include Nova Corporation and The Learning Company. The Company competes with Sierra/Cendant, Broderbund, The Learning Company and Microsoft in the SOHO Graphics market. In addition to these direct competitors, the Company competes with a number of personal computer manufacturers that devote significant resources to creating personal computer software, including Apple, Hewlett-Packard Company and IBM.

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

On the product side, Corel has established a comprehensive year 2000 Product Evaluation Program. Corel conducts there product evaluations using real world scenarios to determine if the applications will operate as designed using various identified year 2000 critical dates where appropriate. Corel tests all new products before they are released, as well as major upgrades of all existing products. Corel has also completed testing on a number of historic products that have a large user-base. Current information on the status of our products is available on our Web site (http://www.corel.com/2000.htm). All upcoming product releases are being tested for Year 2000 compliance and it is anticipated that all upcoming releases will be Year 2000 compliant. Although Corel's testing process is comprehensive, there can be no assurances that the Company's products do not contain undetected errors or defects associated with year 2000 date functions.

For internal systems, the Company has established a three phase testing program. The inventory phase includes compiling a list of hardware and software systems and suppliers that are critical to Corel's operations. Assessment includes the evaluation of critical systems for Year 2000 compliance. The renovation phase includes the resolution of all issues identified in the assessment phase.


The inventory phase is ongoing as additions to internal systems are made on a regular basis. Corel has completed the assessment phase for all critical internal hardware and software systems. The Company is also in the process of implementing solutions to ensure Year 2000 compliance. As of the end of the third quarter, ninety percent of critical systems are year 2000 compliant. Implementation schedules for the remaining critical systems have been established, and Corel expects they will all be renovated by October 31, 1999. Non-critical systems will be tested and solutions implemented over the balance of 1999. In addition, as part of ongoing business operations, the Company strives to ensure that all current investments in new technology are Year 2000 compliant. Due to the nature of Corel's normal business practices, Corel is continually upgrading many of its critical back-end systems with new hardware and software. These practices help to ensure that Corel does not experience any significant disruptions due to Year 2000 issues.

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

Corel has designed a comprehensive contingency planning process to ensure the continuity of business operations in the event of a disruption caused by Year 2000 issues. The four phases of this plan are I - business process definition, II - business process analysis, III - scenario generation and contingency plan determination and IV -validation and testing. The Company has completed phase III of the plan, and expects completion of phase IV in the fourth quarter of 1999.

Corel expects to incur total costs of approximately $1.1 million from the fourth quarter of 1999 through the second quarter of 2000 to operate Year 2000 programs. This amount includes the direct costs involved in running the Year 2000 department as well as costs associated with third party testing. These amounts will be funded from operating cash flow and will be expensed as incurred. There have also been substantial efforts expended by the Engineering, MIS and Legal departments with regard to Year 2000 issues and by other departments to a lesser degree. These costs are included in the salaries for those departments. There is no assurance that the Company's financial position may not be materially adversely affected if unanticipated problems occur.

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

On November 9, 1998, the Company filed a motion to Dismiss the Consolidated Complaint in its entirety. On December 30, 1998, Plaintiffs filed a related Motion to strike certain documents referred to in the Company's Motion to Dismiss. Both motions were fully briefed by February 12, 1999. On June 18, 1999, the Company filed a second Motion to Dismiss the Consolidated Complaint in its entirety on the grounds of forum non conveniens. The plaintiffs have not yet brought their motion to certify the class and the filing.

All three pending motions were stayed as a result of a Memorandum of Understanding ("MOU") that was entered into by the parties on September 1, 1999. The MOU must receive both preliminary and final court approval. Its terms and conditions are confidential. The parties will likely finalize their submissions to the court seeking preliminary court approval during the fourth quarter of fiscal 1999.

The amount of the settlement fund will be disclosed by the parties when preliminary court approval is sought. The settlement of this litigation is not expected to have a material adverse effect on the Company's operating results for the fourth quarter or any subsequent period.

On May 25, 1998, Revenue Canada advised the Company of proposed income tax adjustments for fiscal years ended November 30, 1992 to 1995. The Company filed a Response to Revenue Canada's Proposal on October 23, 1998 and has subsequently continued a dialogue and exchange of correspondence in respect of a number of particular issues in question. The company has recorded a provision of $2,468,000, inclusive of interest and penalties, for certain adjustments. However, it is not possible to accurately estimate the amount, if any, of additional income taxes that may result from the remaining adjustments identified and therefore, no further provision has been made.

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

In April of 1999, the plaintiff filed an amended complaint and added three new plaintiffs (Kanter, Sundy and Wilkinson) and several new defendants. The Company deposed plaintiffs Lyon and Kanter in March 1999 and Sundy and Wilkinson in May 1999. Plaintiffs brought a motion for summary adjudication for a permanent injunction, which was scheduled to be heard on June 18, 1999. Prior to the hearing of this motion, the Company learned that two of the plaintiffs had executed model releases for the photos at issue. Following a settlement conference on June 11, 1999, the parties agreed to a full and final settlement of all outstanding issues. Pursuant to the settlement agreement, Corel obtained an assignment of all of plaintiffs' photographs. The plaintiffs' individual claims were dismissed by the court on June 17, 1999.

On October 14, 1999, the Ontario Securities Commission filed charges against Michael Cowpland, the Company's chairman, president and chief executive officer and his holding company, M.C.J.C. Holdings Inc., in the Ontario Court of Justice. The charges include four counts of violating provisions of the Ontario Securities Act related to insider trading. The Company and Michael Cowpland continue to deny all allegations by the Ontario Securities Commission. The investigation is a private matter between the Ontario Securities Commission and Michael Cowpland as an individual. As such, it is not expected to affect the Company's day-to-day activities or have any impact on Michael Cowpland's status as the Company's chairman, president and chief executive officer.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to intellectual property and other matters. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.



Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits
          Exhibit 27

     b) Reports on Form 8-K

          The Company filed no reports on Form 8-K for the fiscal quarter ended August 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    COREL CORPORATION
                                       (Registrant)




Date: October 14, 1999              By: /s/ Michael C.J. Cowpland
                                        --------------------------------
                                        Michael C.J. Cowpland
                                        Chairman, President, Chief
                                        Executive Officer and Director



Date: October 14, 1999              By: /s/ Michael P. O'Reilly
                                        --------------------------------
                                        Michael P. O'Reilly
                                        Vice-President, Finance and
                                        Chief Financial Officer