Form 10-K405
period 1999-11-30
COREL CORP
filed 2000-02-28
CIK 890640

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

                  For The Fiscal Year Ended November 30, 1999

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the last reported sales price of the Common Shares as reported on the NASDAQ National Market on February 21, 2000 was $1,037,126,711. As of that date 65,849,315 Common Shares were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts II and IV.

================================================================================

                               COREL CORPORATION

                                   FORM 10-K

                  For The Fiscal Year Ended November 30, 1999

                                     INDEX

Part I
Item 1.       Business......................................................................................         3
Item 2.       Properties....................................................................................        10
Item 3.       Legal and Government Proceedings..............................................................        10
Item 4.       Submission of Matters to a Vote of Security Holders...........................................        12

Part II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters.....................        12
Item 6.       Selected Financial Data.......................................................................        14
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........        14
Item 8.       Financial Statements and Supplementary Data...................................................        15
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........        15

Part III

Item 10.      Directors and Executive Officers of the Registrant............................................        15
Item 11.      Executive Compensation........................................................................        18
Item 12.      Security Ownership of Certain Beneficial Owners and Management................................        22
Item 13.      Certain Relationships and Related Transactions................................................        22

Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K, S-3 and 425 ................        22
Signatures    ..............................................................................................        24

All financial information contained in this report is expressed in United States dollars, unless otherwise stated.

                                    PART I

Item 1.  Business

GENERAL
--------------------------------------------------------------------------------

The Company was incorporated as Corel Systems Corporation under the Canada Business Corporations Act by Articles of Incorporation dated May 29, 1985. The name of the Company was changed to Corel Corporation in May 1992. The Company was continued under the Canada Business Corporation Act by articles of Amalgamation dated December 1, 1998. For the purposes of this report, except in the consolidated financial statements, unless the context otherwise requires, "Corel" and "the Company" refer to the consolidated operations of Corel Corporation and its wholly owned subsidiaries, Corel Corporation Limited, Corel International Corp., Corel Inc. and Corel Corporation (U.S.A.), while "the Company" refers to the parent, Corel Corporation.

Corel develops, manufactures, licenses, sells and supports a wide range of software products including graphics, business productivity, consumer and video applications as well as network computers. Corel products are available for users of most PCs, including International Business Machines Corporation ("IBM/(R)/") and IBM-compatible PCs, Apple Computer Inc.'s ("Apple") Macintosh/(R)/ ("Mac"), UNIX-based and Linux-based systems.

Corel's business strategy emphasizes the development of a broad line of PC software application products for business and personal use, marketed through multiple channels of distribution. Corel is divided into three broad areas: the Software Development Group; the Sales and Customer Support Group; and the Operations and Administration Group.

The Software Development Group consists of four divisions, each responsible for a particular area of software development. The Graphics Applications Division develops graphics software applications and products designed for the business, academic and home markets. The Productivity Applications Division creates business productivity applications and products designed for the business, academic and home markets. The Consumer Products Software Division develops various software applications for retail users and includes the Graphic Corp. division. The Emerging Technologies Division develops new products for all markets.

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


PRODUCTS                                                  Graphics Applications
-------------------------------------------------------------------------------

The Graphics Division develops graphics applications software, which provides the PC with instructions for creating and manipulating graphics, text, or numbers. Corel's graphics applications are designed to meet the needs of general business users and graphics professionals. Primary examples of graphics applications include illustration, photo editing and painting, 3D rendering, and animation programs. Corel's graphics applications programs are developed principally for the Microsoft ("Microsoft/(R)/") Windows/(TM)/ ("Windows"), Macintosh and UNIX operating systems.

CorelDRAW/(R)/. CorelDRAW is a suite of software programs featuring integration of all of the major graphics functions that share a common "look and feel". CorelDRAW modules feature common commands and extensive use of object linking and embedding ("OLE") cross-application capabilities. CorelDRAW is available in several versions, with certain combinations of modules, supporting utilities, clipart images, fonts and photos available for the various operating system platforms. Versions of CorelDRAW include: CorelDRAW 9 (Graphics Suite, Office

Edition, Premium Color Edition) designed to run under Windows 98, Windows NT and Alpha, CorelDraw 8 for the Power Macintosh, CorelDRAW 5 for Windows 3.x and CorelDRAW 3.5 for UNIX.

The CorelDRAW module is an illustration program allowing users to produce color illustrations incorporating both text and objects. The Corel PHOTO-PAINT(R) module is a photo-editing and painting module that enables users to apply global photo-retouching and pixel by pixel editing to scanned or photographic images. Supporting utilities include: Microsoft(R) Visual Basic(R) for Applications, a supporting application which allows developers to build custom business solutions by automating and integrating off-the-shelf software applications to meet specific customer needs; Canto(R) Cumulus(R) Desktop LE 4.0, a tool that organizes media and graphics files into a catalog which can be indexed so that users can find images, designs, clipart, stock photos and QuickTime(R) movies quickly and easily; Bitstream(TM) Font Navigator(TM) 3.0, a tool that allows users a quick and easy way to find, install and organize fonts into manageable groups and view and print font samples; Corel TEXTURE(TM), a tool for creating realistic natural textures; Corel TRACE(TM), a bitmap-to-vector conversion utility for images and text; Corel CAPTURE(TM), a tool for capturing portions of the, or the entire, application window; Corel SCRIPT Editor(TM), an OLE 2-enabled scripting application ideal for creating add-on utilities for CorelDRAW 9 or Corel PHOTO-PAINT 9; and, Ixla(TM) Digital Camera interface, a plug-and-play interface for acquiring images from over 120 digital camera models.

CorelDRAW has the leading market share in the illustration segment of the Windows graphics software market with an installed base of over 12.4 million units worldwide.

CorelDRAW(TM) 7 Select Edition. This is a scaled down version of CorelDRAW. It includes the CorelDRAW 7 and Corel PHOTO-PAINT 7 modules along with the following utilities: Kodak Digital Science(TM) Color Management System, Corel OCR-TRACE, Corel SCAN and Corel MULTIMEDIA MANAGER; a utility that allows the user to organize and manage graphics files easily and browse the extensive clipart and photo libraries included in CorelDRAW 7. This version of CorelDRAW is designed to run under Windows 98 or Windows NT.

Corel PHOTO-PAINT(R). Corel PHOTO-PAINT is a photo-editing and painting program that enables users to apply global photo-retouching and pixel by pixel editing to scanned or photographic images. Corel PHOTO-PAINT is available in various versions including Corel PHOTO-PAINT 9 for Windows 98 and Windows NT and Corel PHOTO-PAINT 8 for Power MacIntosh.

Corel VENTURA(R). Corel VENTURA is a suite of high-end desktop publishing software programs for publishing documents of any size, length or complexity. The latest version of Corel VENTURA, Corel VENTURA 8, allows users to publish Corel VENTURA 8 documents to HTML, portable electronic formats, such as Corel Envoy(TM) and Adobe Acrobat(R), a CD-ROM, over an internal network, or on the Internet. Corel VENTURA is available in two versions: Corel VENTURA 8 for Windows 98 and Windows NT, and Corel VENTURA 5 for Windows 3.x.

                                              Productivity Software Applications
--------------------------------------------------------------------------------

Corel's productivity applications software are designed for use by a broad class of end-users, regardless of business, industry, or market segment. Primary examples of productivity software applications are word processing, spreadsheet, and presentation graphics programs. Corel's productivity software applications are developed for the Windows, Macintosh, DOS, UNIX and Linux operating systems.

Corel(R) WordPerfect(R) Suite. Corel WordPerfect suite is a suite of software programs featuring seamless integration of the most commonly used desktop applications. Corel WordPerfect suite combines document creation with graphics and Internet capabilities. There are several versions of Corel WordPerfect suite available: Corel WordPerfect Suite for DOS; Corel WordPerfect Suite 7 for Windows 3.x; and WordPerfect Suite 2000 for Windows 98 and Windows NT. In each of the 16-bit versions, certain combinations of the following programs are included: Corel WordPerfect; Corel(R) Quattro(R) Pro; and Corel(R) Presentations(TM); along with 150 fonts, 10,000 clipart images and 200 photos.

WordPerfect Office 2000 for Windows 98 and Windows NT contains 32-bit versions of WordPerfect, Quattro Pro, Corel Presentations and Trellix 2 desktop web publishing. Corel also offers a version of Corel WordPerfect suite for legal professionals, Law Office 2000 - Legal Edition. Law Office 2000 - Legal Edition offers all the features found in the WordPerfect Office 2000 along with industry-specific applications and resources. WordPerfect Office 2000 VOICE-POWERED Edition includes all of the above features in addition to the speech recognition technology of Dragon NaturallySpeaking(TM).

Corel WordPerfect Suite Professional. Corel WordPerfect Suite Professional is a software program that includes enhanced Internet connectivity, graphics and database features. WordPerfect Office 2000 Professional includes Paradox 9, Corel Central 9 and Trellix 2, a tool which simplifies the process of creating and managing a Web site.

WordPerfect(R). WordPerfect is Corel's principal word processing program, providing all the features that users of word processing products expect plus the ability to handle graphics, tables, spreadsheet data, charts, and images imported from other software programs. WordPerfect is available on a stand-alone basis for the Macintosh, DOS, UNIX and Linux operating systems, while Windows versions are available only as components of Corel WordPerfect Suite, Corel WordPerfect Suite Professional and WordPerfect Office 2000.

Quattro(R) Pro. Quattro Pro is an integrated spreadsheet with database, business graphics and Internet capabilities. Quattro Pro 9 is available for Windows 98/NT.

Paradox(R). Paradox, a powerful data management tool, delivers advanced features such as the ability to publish a database to the Web. It is offered in several configurations including a retail version and a Java runtime version.

Corel(R) Presentations(TM). Corel Presentations is a presentation graphics program for producing slides, overheads, transparencies and prints. Corel Presentations 9 is available for Windows 98/NT.


                                                  Consumer Products Applications
--------------------------------------------------------------------------------

The Consumer Products Division develops graphics applications for home PC users and Photo CD titles for both the Internet and retail markets.

Corel Print House(TM) Magic, Corel Print House(TM) Magic Deluxe and Corel Print House(TM) 2000 for Macintosh. Designed to run under Windows 98 and Windows NT, Corel Print House Magic can be used to create greeting cards, banners, invitations, business cards, signs, calendars, menus, fax report covers, certificates and labels using Corel Print House(TM) 3. It also includes Corel Photo House(TM) 2, a tool that adds photo-editing and bitmap creation capabilities to enable users to scan in their own photographs, touch them up or add special effects and an all-in-one Calendar, Address Book and List Manager. In addition to these programs, Corel Print House Magic Deluxe also features access to dozens of free electronic greeting cards; in addition to those available from Corel(R) Greetings Online. Corel Print House Magic 2000 for Macintosh includes Corel Photo House(TM) 5 to touch up digital images and add them directly to your projects, over 80,000 graphics and templates from PaperDirect(TM), Avery(R) and Kodak.

Corel Print Office(TM) 2000. Corel Print Office 2000 is a powerful, comprehensive publishing suite that is ideal for small- or home-office users and can be used to create business documents. It also includes Corel Photo House 5, Corel(R) WEB.DESIGNER 2, a tool that creates eye-catching documents and publishes them to the Internet with the click of a button and CorelCENTRAL(TM) 9, a tools that synchronizes your Calendar, Address Book and more with the Palm Pilot(TM) personal organizer.

Corel MEGA GALLERY(TM), Corel GALLERY(TM) Magic and Corel GALLERY(TM) 1,300,000. Corel MEGA GALLERY(TM) for MacIntosh contains over 50,000 vector clipart images, 60,000 Internet-ready professional photos, 1,000 fonts, 200 sound clips, and 100 video clips. Corel GALLERY Magic 65,000 contains 25,000 vector clipart images, 40,000 photos, 500 fonts, 100 animated GIFs and 100 Web theme sets. Corel GALLERY Magic 200,000 is a collection of 105,000 clipart images, 80,000 photos and hundreds of fonts, animated GIFs, sounds, video clips and Web theme sets. Corel GALLERY 1,300,000 includes 1,130,000 Web images, 120,000 vector clipart images, 50,000 photos, 1,000 fonts, 500 multipurpose soundfiles, 50+ videoclips and a 30-Day Trial Version of Corel Print House Magic
4. All versions of Corel GALLERY allows users to drag and drop any of these images into any OLE compatible application or export images to several industry standard formats.

Corel Custom Photo. Corel(R)Custom Photo is a photo-editing software that adds more than 30 effects to pictures and personalizes projects with over 10,000 graphics. Includes Corel Photo House(TM)5 and Corel(R)Project Designer.

Corel(R) Graphics Pack II. Corel Graphics Pack II includes eight fully integrated graphics programs with a wizard- driven, task oriented user interface which prompts the user to the appropriate program particular to the project selected and guides them step by step through to completion of the task. Designed for Windows 95 and Windows NT, Corel Graphics Pack II includes Corel Print House; CorelFLOW(TM) 3, a business graphics and technical diagraming program; Corel Presentations 8; Corel PHOTO-PAINT 7; Corel XARA 1.5; Corel MOTION 3D, an animation tool and internet utilities; Corel CAPTURE(TM), a tool that lets you capture the application window or elements of it, and allows you to define rectangular, elliptical or freehand areas for capture and Corel GALLERY Magic 200,000.

Corel(R) Stock Photos. Corel Stock Photos on CD-ROM provide an easy and inexpensive way for people to use professional photographs in all their visual communications. Corel Stock Photos are available on individual CDs (100 photos per CD) or in packages of 10 CDs (100 photos per CD). Individual Corel Stock Photos can also be downloaded from Corel's World Wide Web home page.


                                                           Emerging Technologies
--------------------------------------------------------------------------------

Corel(R) LINUX(R) OS is built specifically for the desktop and is offered in two versions: Corel LINUX - Standard Edition and Corel LINUX - Deluxe Edition. Based on the Debian version of Linux this system delivers an easy-to- use, four-step graphical installer that automatically detects most PCI hardware. Features include a KDE-based, drag- and-drop desktop environment and a browser-style file manager.

Corel sold the CorelVIDEO(TM) product line assets to a third party in the fourth quarter of 1999, as discussed in the Overview section of the Management Discussion and Analysis of Financial Condition and Results of Operations in
Exhibit 13.1.

Corel sold the Netwinder division assets to a third party in the first quarter of fiscal 1999, as discussed in the Overview section of the Management Discussion and Analysis of Financial Condition and Results of Operations in
Exhibit 13.1.


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

Accordingly, Corel must be able to provide new software products and modify and enhance existing products on a timely and continuing basis to be competitive. Corel employs a strategy of internally developing software, contracting for the development of certain products by third parties; and acquiring or licensing technology that will, in most cases, be enhanced by Corel. Corel believes that its ability to maintain technological competitiveness will depend in large part upon its ability to successfully enhance its existing products, develop new products on a timely basis and acquire or license complementary technologies and products in a timely manner. The Company strives to become as informed as possible at an early stage about changing usage patterns and hardware advances that may affect software design.

In order to better serve the needs of users outside of Canada and the United States, Corel "localizes" many of its products to reflect local languages and conventions. Various Corel products have been localized into more than 20 languages.

Corel's research and development expenses were $89.5 million, $71.9 million and $40 million in fiscal 1997, 1998 and 1999, respectively. Those amounts represented approximately 34%, 29% and 16% respectively, of sales in each of those years. Software acquired or licensed for incorporation into Corel's product line totaled $171.1 million in fiscal 1996, of which $153.4 million was for the acquisition of the WordPerfect technology on March 1, 1996, $12.2 million in fiscal 1997, $4.7 million in fiscal 1998 and $15.4 million in fiscal 1999. Corel intends to continue significant expenditures for research and development activities.


MANUFACTURING
--------------------------------------------------------------------------------

The principal materials and components used in Corel's products include computer media (diskettes, CD-ROMs or tapes) and documentation. Corel is often able to acquire component parts and materials on a volume discount basis.

Corel contracts all of its manufacturing activity to third parties. Manufacturing involves the duplication of computer media and user manuals, assembly of components, spot testing of the product and final packaging, all in accordance with Corel's specifications. Corel believes there is an adequate supply of and source for the raw materials used in its products, and that multiple sources are available for media duplication, manual printing and final packaging. Corel's products are generally shipped as orders are received and accordingly, Corel has historically operated with little backlog.


MARKETING, SALES AND DISTRIBUTION
--------------------------------------------------------------------------------

Corel's marketing and sales efforts are directed towards several customer types including end-users, corporate accounts, and Original Equipment Manufacturers
(OEMs). Corel's marketing and sales staff seek to build long-term relationships with customers and end-users of Corel products. In addition to the OEM channel, Corel has four major geographic sales and marketing areas: North America, Latin America, Europe and Asia-Pacific.

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

                                                         Finished Goods Channels
--------------------------------------------------------------------------------

Distributors and Resellers. Corel sells its products worldwide to over 160 distributors for resale through software resellers. Distributors include Ingram Micro, Merisel, Tech Data, and Pinacor. Resellers include ASAP Software and Software House International. Within the United States and Canada, Corel has sales representatives and support personnel who solicit orders from distributors and resellers and provide product training and sales support. In other countries, Corel's marketing personnel provide product training and sales support.

Licensing. Corel has a program designed to make it easier for large or small organizations to acquire and maintain Corel products. The Corel License Program ("CLP") consists of three separate programs. CLP Universal offers flexible software acquisition, licensing and maintenance options specially designed to meet the needs of large multinational organizations. Targeted audiences include technology specialists and influential end-users in large enterprises. Marketing efforts and fulfillment are generally coordinated through Corel's network of large account resellers. CLP Choice offers flexible software acquisition and licensing options specially designed to meet the needs of small and medium sized organizations. Marketing efforts and fulfillment are generally coordinated through Corel's network of distributors and resellers. CLP Freedom is designed to make it easy and affordable for organizations to standardize on a single software solution. This package allows organizations to license Corel's business or graphics software products for a one- or a two-year term. The minimum licensing commitment to qualify is only 100 employees or workstations within an entire organization or a defined portion of an organization.

Solution Partners. Corel's Solution Partners program is a support relationship with independent developers and consultants that provide products, solutions or services around Corel products. The program supports independent software vendors, consultants, value-added resellers ("VARs"), system integrators, custom application developers, and solution developers; as well as technical support and training organizations. Under this business partnership strategy, the Company provides sales and product information, development services, access to beta software, discounts on Corel products and dedicated developer technical support.

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

On-line Distribution. Corel offers its products on-line through third party web sites including amazom.com, beyond.com and buy.com as well as through their own sites operated by Shopnow.com which include Corel eStore, ClipartCity.com, and Corel Studio.


                                                                     OEM Channel
--------------------------------------------------------------------------------

Corel markets certain productivity, graphics, and consumer software applications under license agreements with OEMs that grant the OEMs the right to distribute copies of Corel's products with their hardware products. Corel has OEM agreements covering one or more of its products with most of the major PC and peripheral hardware vendors, including Agfa, Canon, Compaq, Cybermax, Dell, Epson, Gateway 2000, Hewlett-Packard, Packard Bell, PC Chips, Quantex and Vobis.


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


CUSTOMERS
--------------------------------------------------------------------------------

As described above, Corel has three customer types: end-users, organizations or enterprises, and OEMs. Most end- users of Corel products are individuals in business, government agencies, educational institutions and at home. These end-users obtain Corel products primarily through distributors, resellers, and OEMs. Note 14 to the Consolidated Financial Statements (see Item 8) identifies customers that represent more than 10% of Corel's revenues.


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


COMPETITION
--------------------------------------------------------------------------------

The information set forth on pages 36-40 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.1 under the heading "Factors That May Affect Future Operating
Results."


PROPRIETARY RIGHTS
--------------------------------------------------------------------------------

Corel regards certain features of its internal operations, software and documentation as proprietary and relies on contract, patent, copyright, trademark, and trade secret laws and other measures to protect its proprietary information. The Company believes, however, that due to the rapid pace of innovation within its industry, factors such as the technological expertise and creative skills of its personnel are more important to establishing and maintaining technological leadership than are the various legal protections of its technology.

Corel provides its products to end users under non-exclusive licenses, which generally have a perpetual term, with the exception of academic licenses, and are transferable provided the transferor erases or destroys its copy of the product. In special circumstances, Corel makes source code available for certain of Corel's products. The provision of source code may increase the likelihood of misappropriation or other misuse of Corel's intellectual property. Corel licenses its products pursuant to "shrink wrap" and/or "click wrap" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect Corel's proprietary rights to the same extent as do the laws of Canada and the United States.

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


EMPLOYEES
--------------------------------------------------------------------------------

As of November 30, 1999, Corel employed 1,320 people on a full-time basis, including 610 in research and development, 504 in sales, marketing and support, and 206 in finance and administration. Corel's success depends to a significant extent upon the performance of Corel's executive officers and key technical, sales and marketing personnel. Corel believes that its future success will also depend in large part on its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel. Competition for employees is intense in the software industry. To date, Corel believes it has been successful in its efforts to recruit qualified employees, but there can be no assurance that Corel will continue to be as successful in the future. None of Corel's employees are subject to collective bargaining agreements. Corel believes relations with its employees are favourable.

Item 2.  Properties

Corel leases 188,000 square feet of office space in a facility located in Ottawa, Ontario under leases that expire in 2015; 20,484 square feet under a lease that expires in 2002 in another facility in Ottawa, Ontario; 26,050 square feet of office space under a lease that expires in 2002 in another facility in Ottawa, Ontario; 57,421 square feet of office space in a facility located in Orem, Utah under a lease that expires in 2001; 30,970 square feet of office space in a facility located in Dublin, Ireland under leases that expire in 2003, 2009 and 2012 and office space in various countries around the world under leases that expire in 2000.

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

On November 9, 1998, the Company filed a Motion to Dismiss the Consolidated Complaint in its entirety. On December 30, 1998, Plaintiffs filed a related Motion to strike certain documents referred to in the Company's Motion to Dismiss. Both motions were fully briefed by February 12, 1999. On June 18, 1999, the Company filed a second Motion to Dismiss on the grounds of forum non conveniens. On September 1, 1999, the parties entered into a Memorandum of Understanding and agreed in principle to settle this litigation. On January 13, 2000, the parties executed a Settlement Agreement, subject to approval of the Court. On January 14, 2000, the parties requested that the Court (a) preliminarily approve the proposed settlement; (b) schedule a final settlement hearing; and, (c) direct that notice of the proposed settlement be given to the members of the class. Corel's motions to dismiss (as described above) have been denied as moot, pending approval of the proposed settlement. On February 7, 2000, the Court preliminarily approved the proposed settlement and fixed May 12, 2000 as the date for the settlement hearing.

On May 25, 1998, Revenue Canada advised the Company of proposed income tax adjustments for fiscal years ended November 30, 1992 to 1995. The Company filed a Response to Revenue Canada's Proposal on October 23, 1998. The Company received a letter of response in December 1999 advising of upcoming reassessment. The provision the Company had previously recorded was reversed and additional tax recovery was recorded in the fourth quarter of fiscal 1999.

On or about June 19, 1998 the Company became aware of a complaint filed against it by Dennis Berkla, d.b.a. Digarts Software. The plaintiff claims breach of a Non-Disclosure Agreement (NDA) and claims Copyright Infringement. The complaint was amended April 9, 1999 for damages for Copyright Infringement, Breach of the NDA, Unfair Competition, and Breach of Confidence. Berkla and a Corel representative signed a non-disclosure agreement prior to Berkla sending certain images to Corel for evaluation. Plaintiff contends that the CD contained images he sent to Corel were covered by this agreement, and that Corel breached the agreement through a limited distribution of his images to Corel employees who were involved in graphics creation, and through a limited distribution of his images to certain Corel beta testers. Plaintiff also originally alleged that certain images in Corel products infringed his copyrights. Corel filed its answer to plaintiff's second amended complaint on April 26, 1999. On September 9, 1999, Corel was awarded partial summary judgement dismissing the bulk of plaintiff's copyright infringement claims and limiting plaintiff's state law claims. In September 1999 the plaintiff amended his claim to seek punitive damages as well. On October 26, 1999, the court excluded any award of punitive damages from the plaintiff's potential recovery. A jury trial of the remaining claims commenced October 26, 1999, in the United States District Court, Eastern District of California and the jury awarded minimal damages to the plaintiff resulting in a favourable outcome for Corel. Plaintiff is appealing the judge's decision to strike punitive damages. Parties filed cross-motions to recover their respective attorney's fees and costs. Decision rendered January 20, 2000 awarded neither party their costs of the trial. Both sides are considering an appeal of this decision. Plaintiff's appeal of the order on punitive damages is pending.

On December 15, 1999, Corel filed suit against the United States of America in the U.S. District Court for the District of Columbia, in Washington, D.C., for the actions of its agency, the Department of Labor in conducting an unlawful procurement. The Complaint claims that, in its goal to standardize its office automation suite, the Department of Labor violated various statutes, regulations and treaties by "sole-sourcing" its contract to a competing vendor rather than conduct an open and fair procurement in accordance with U.S. law.

In dispute is the decision by the Department of Labor to standardize on a competing product despite the fact that, at the time of the award, the Corel WordPerfect family of products was licenced for a majority of the Department's 20,000 work stations. It is believed that the three-year standardization deal with the competing vendor could be valued as high as US $8 million. As a remedy, Corel is seeking an immediate injunction against the further implementation of the "sole source" contract and to have it declared void. Corel is also seeking to have the standardization process and related procurement activities tendered in a fair and open competition in accordance with the applicable statutes, regulations and treaties.

The Answer to the Complaint has yet to be filed by the Government. The Government must also file the administrative document record (all related government documents) and produce these to Corel.

On October 14, 1999, the Ontario Securities Commission filed charges against Michael Cowpland, the Company's chairman, president and chief executive officer and his holding company, M.C.J.C. Holdings Inc., in the Ontario Court of Justice. The charges include four counts of violating provisions of the Ontario Securities Act related to insider trading. The Company and Michael Cowpland continue to deny all allegations by the Ontario Securities Commission. The trial of these issues is a private matter between the Ontario Securities Commission and Michael Cowpland as an individual. As such, it is not expected to affect the Company's day-to-day activities.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to intellectual property and other matters. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

Price Range of Common Shares

The Company's Common Shares are traded on The Toronto Stock Exchange (the "TSE") under the symbol "COR" and in the over-the-counter market on the NASDAQ National Market under the symbol "CORL". The following table sets forth the range of quarterly high and low closing sale prices of the Common Shares on the TSE and on the NASDAQ National Market within the two most recent fiscal years.

                                                              FISCAL 1999                               FISCAL 1998
                                                        High                Low                   High                Low
                                                    -------------      -------------          -------------       ------------
The Toronto Stock Exchange                                                      (Canadian dollars)
------------------------------------------
First Quarter.............................             $ 7.55              $3.76                  $4.01              $2.17
Second Quarter............................               7.00               3.32                   4.24               2.75
Third Quarter.............................               9.65               4.15                   3.30               1.78
Fourth Quarter............................              30.40               7.00                   4.15               1.75

NASDAQ National Market                                                            (US dollars)
------------------------------------------
First Quarter.............................             $ 5.13              $2.50                  $2.94              $1.41
Second Quarter............................               4.63               2.19                   3.13               1.94
Third Quarter.............................               6.38               2.81                   2.52               1.16
Fourth Quarter............................              20.88               4.69                   3.00               1.06

As of February 21, 2000, there were 849 holders of record of Common Shares. A substantial number of Common Shares of the Company are held by depositories, brokerage firms and financial institutions in "street name." Based upon the number of annual reports and proxy statements requested by such nominees, the management of the Company estimates that the number of beneficial holders of Common Shares approximates 110,000 holders.

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

Any cash dividends and stock dividends on the Common Shares payable to Unconnected US Shareholders generally will be subject to Canadian withholding tax. Under the Convention, the rate of withholding tax generally applicable to Unconnected US Shareholders is 15%. In the case of a United States corporate shareholder owning 10% or more of the voting shares of the Company, the applicable withholding tax under the revised Canada US Income Tax Convention is reduced to 5% for 1998 and 1999.

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

Item 6. Selected Financial Data

The statement of operations data set forth below with respect to the years ended November 30, 1997, 1998 and 1999 the balance sheet data at November 30, 1998 and 1999 are derived from the audited financial statements of Corel included in Item 8 hereof and should be read in conjunction with those financial statements and the notes thereto. The statement of operations data set forth below with respect to the fiscal years ended November 30, 1995 and 1996 and the balance sheet data at November 30, 1995, 1996 and 1997 are derived from audited financial statements not included in this Annual Report on Form 10-K. All amounts are in United States dollars.

                                                                      Year ended November 30
                                                  -----------------------------------------------------------
                                                    1999        1998         1997          1996        1995
                                                  --------    --------     --------      --------    --------
                                                              (in thousands, except per share data)
Canadian GAAP

Sales........................................    $ 243,051   $ 246,827    $ 260,581     $ 334,245   $ 196,379

Income (loss) from continuing operations.....       16,716     (30,448)    (231,678)       (2,750)     14,484

Income (loss) from continuing
   operations per share (fully diluted)......         0.26       (0.51)       (3.84)        (0.05)       0.26

Cash and short-term investments..............       18,021      24,506       30,629         6,924      81,816

Working capital..............................       19,781        (108)      20,356       120,945     149,353

Total assets.................................      151,701     140,159      163,743       398,478     221,346

Novell Obligations...........................       18,579      27,885       37,544        49,330           -

Shareholders' equity.........................       64,366      28,583       59,809       290,260     195,858

US GAAP

Income (loss) from continuing operations.....       16,716     (30,448)    (231,678)       (2,750)     14,484

Net income (loss) from continuing
   operations per share (fully diluted)......         0.27       (0.51)       (3.84)        (0.05)       0.29

Note: The summary financial information is prepared on the basis of Canadian GAAP, which is different in some respects from US GAAP. Significant differences between Canadian GAAP and US GAAP are set forth in Note 16 of "Notes to Consolidated Financial Statements" included in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth on pages 26-43 of the 1999 Annual Report to Shareholders is incorporated herein by reference on pages and is filed herewith as Exhibit 13.1.

Item 7A. Financial Instruments - Quantitative And Qualitative Disclosures About Market Risk

As described in Note 6 to the 1999 Consolidated Financial Statements (included in exhibit 13.2), the Company's Product Return Obligation includes interest charges of 1% over the US prime rate and is therefore subject to interest rate risk. Assuming principal repayments of $6,594,000 in 2000 as set out in Note 6 to the 1999 Consolidated Financial Statements and a US prime rate of 8.5% (rate at November 30, 1999 according to the US Federal Reserve Bank), a 10% increase in the US prime rate would result in interest charges of $ 414,000 in 2000 using a weighted average principal balance. The interest charges using the above US prime rate and the weighted average principal balances would be $380,000 in 2000.

Item 8. Financial Statements and Supplementary Data

The following financial statements and independent auditors' report set forth on pages 44-68 and the back cover of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

 .       Independent Auditors' Report;
 .       Consolidated Balance Sheets at November 30, 1999 and 1998;
 .       Consolidated Statements of Operations and Retained Earnings (Deficit)
        for the years ended November 30, 1999, 1998, and 1997;
 .       Consolidated Statements of Cash Flows for the years ended November 30,
        1999, 1998, and 1997;
 .       Notes to Consolidated Financial Statements; and

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 30, 1998 the Company filed a report on form 8-K that reported on the change in the Company's Certifying Accountant. There were no "disagreements", as that term is defined in Item 304 of Regulation S-K, with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers and directors of Corel as at February 21, 2000:

     NAME                               Age    Position with the Company
     Dr. Michael C.J. Cowpland           56    Chairman of the Board; President; Chief Executive Officer
     Derek Burney                        37    Executive Vice President, Engineering
     Ross Cammalleri                     41    Executive Vice President, Marketing
     Sandra Gibson                       36    Executive Vice President, Corporate Services
     Steve Houck                         30    Executive Vice President, Sales
     Tony O'Dowd                         33    Executive Vice President, International Product
                                               Development, General Manager, Corel Corporation Limited
     Eric Smith                          33    Vice President, General Counsel and Secretary
     Carey Stanton                       32    Executive Vice President, Business Development and Legal
                                               Affairs
     Kerry D. Williams                   37    Executive Vice President, Manufacturing
     Lyle B. Blair (1)                   69    Director
     Hon. William G. Davis (1)           70    Director
     Hunter S. Grant (1)                 57    Director
     Jean-Louis Malouin                  56    Director
     Hon. Barbara McDougall (1)          62    Director

_______
(1)  Member of the Audit Committee

Dr. Michael C.J. Cowpland founded the Company and has served as a Director, Chairman of the Board and President of the Company since May 1986. Prior to founding the Company in 1985, Dr. Cowpland held a variety of executive positions with Mitel Corporation, a telecommunications company; most recently as Chairman of the Board.

Derek Burney joined the Company in April 1994 as the Project Leader for CorelFLOW. Mr. Burney was promoted to Technology Manager in August 1995 and then as the Director of CAD 3D in February 1996. He held this position until October 1997 when he went to work at IMSI (International Microcomputer Software Inc.) in the product group that purchased CorelCAD, Corel Visual CADD, CorelFLOW, Corel Lumiere Suite, Corel Click & Create and Corel Family Tree Suite from the Company. Upon his return to Corel in May 1998, Mr. Burney was appointed Senior Vice President - Engineering until December 1998 at which time he was promoted to his current position, Executive Vice President, Engineering.

Ross Cammalleri joined Corel as Vice President of Marketing Communications before being promoted to his current position as Executive Vice President of Marketing. Prior to joining Corel, he spent three years as Group Account Director for Cossette Communication-Marketing in Montreal, Quebec. Prior to Cossette, Mr. Cammalleri held senior VP positions at Allard Communications and at Ogilvy & Mather. He is fluent in four languages--English, French, Italian and Spanish. Mr. Cammalleri holds a Bachelor of Arts as well as an MBA from McGill University

Sandra Gibson joined the Company in March 1990 as a Human Resource Generalist. She held the positions of Supervisor, Human Resources from January 1993 until March 1995, Manager, Human Resources from March 1995 until February 1996, Director, Human Resources from March 1996 until September 1996, Director, Corporate Services from September 1996 until January 1997 and Vice President, Human Resources from February 1997 until December 1998 at which time she was appointed to her current position, Executive Vice President, Corporate Services.

Steven Houck joined Corel in 1995 as a consultant for Corel's multimedia division. He then moved on to become manager of Corel's OEM Accounts, securing deals with Gateway, Hewlett-Packard, Compaq and Fountain Technologies. In December of 1999 he moved into his current position as Executive Vice President of Sales and is responsible for overseeing the worldwide sales operations for Corel Corporation.

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

Eric Smith joined Corel in May 1996 as Corporate Counsel. He received his appointment to Corporate Counsel and Secretary in October 1998 and was appointed Vice President, General and Secretary in February 2000. Mr. Smith was called to the bar in 1996 and holds an LL.B. from the University of Western Ontario.

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

Hon. William G. Davis has been a Director since September 1989. Mr. Davis has been counsel to Torys, Barristers and Solicitors, since February 1986. He served as Canada's Special Envoy on Acid Rain from March 1985 to March 1986 and prior to March 1985 was Premier of the Province of Ontario. Mr. Davis is a director of Magna International Inc. and First American Title Insurance Company, both of which are reporting companies under the Securities Exchange Act of 1934.

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

Hon. Barbara McDougall became a Director in April 1998. Since February, 1999, Mrs. McDougall has been President and Chief Executive Officer of the Canadian Institute of International Affairs. Prior to that appointment, she was a private consultant on corporate governance and on international business. Mrs. McDougall was also chairperson of the Board of Directors of AT&T Canada. Her current corporate directorships include the Bank of Nova Scotia, Stelco Inc., and the Independent Order of Foresters. Prior to 1993, Mrs. McDougall was a Member of Parliament and Cabinet Minister.

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

The Compensation Committee has a mandate to: (a) monitor compliance with provincial legislation applicable in respect of employment practices of the Company, (b) determine the appropriate allocation of stock options to eligible participants in the Corel Corporation Stock Option Plan, (c) determine Chief Executive Officer and senior officer compensation, (d) monitor compliance with statutory requirements for employment matters including remittances and legislation, and (e) review general policy matters relating to employment and wage equity, compensation and benefits of employees of the Company generally. The Committee met 5 times in fiscal 1999 and acted by way of resolution on other occasions.

The Company has a policy of compensation based on merit and performance and does not discriminate or distinguish with respect to persons performing similar functions. Compensation in the Company, as compared to industry surveys, is consistent with industry standards at the level necessary to attract and retain qualified personnel.

Item 11.  Executive Compensation

The following table, presented in accordance with the regulations to the Securities Act (Ontario), sets forth all compensation paid in respect of the individuals who were, at November 30, 1999, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "named executive officers"). Also included is one former executive officer who was no longer with the company at November 30, 1999 but who otherwise would have been included in the top four most highly compensated executive officers of the Company.

                          SUMMARY COMPENSATION TABLE


                                                           Annual Compensation                   Long-Term
                                                 -----------------------------------------      Compensation
                                                                                                   Awards          All
                                                                                 Other       ------------------
                                                                                 Annual          Securities       Other
Name and Principal                                                              Compen-        Under Options     Compen-
Position                               Year          Salary         Bonus      sation (1)       Granted (#)     sation (2)
---------------------------------    --------    --------------   ----------  ------------   -------------------------------
Michael C.J. Cowpland                  1999            $199,324          Nil   $         -              299,800    $       -
  Chairman, President and              1998             201,384          Nil             -              275,000            -
  Chief Executive Officer              1997             213,236          Nil             -                    -            -

Michael P. O'Reilly (3)                1999             134,225          Nil             -               68,400            -
  Executive Vice President             1998             130,565          Nil             -              131,800            -
  Finance, CFO and Treasurer           1997                   -          Nil             -                    -            -

Carey Stanton                          1999             132,883          Nil             -               67,900            -
   Executive Vice President            1998             134,254          Nil             -               81,200            -
   Business Development and            1997             119,962          Nil             -                    -            -
   Legal Affairs

Derek Burney  (4)                      1999             161,070          Nil             -               81,000            -
   Executive Vice President            1998             125,385        21830             -               95,800            -
   Engineering                         1997             125,442          Nil             -                                 -

Kerry D. Williams                      1999             132,883          Nil             -               67,900            -
  Executive Vice President,            1998             134,254          Nil             -               31,200            -
  Manufacturing                        1997             130,287          Nil             -                    -            -

Jim Orban (5)                          1999             132,883          Nil             -               72,900            -
  Executive Vice                       1998              76,226          Nil        34,009(6)                 -            -
  President, Sales and                 1997              53,379         1941        20,683(6)                 -            -
  Marketing

Don Sylvester (7)                      1999              63,077        27822             -                    -     $164,936
  former Executive Vice                1998             135,848          Nil         32420(8)            31,800            -
  President, Sales                     1997              48,288          Nil          9221(8)           100,000            -
----------------------------------------------------------------------------------------------------------------------------

Notes:
(1) Perquisites and other personal benefits do not exceed the lesser of $50,000 and 10% of the total of the annual salary and bonus for any of the named executive officers.
(2) These include the amounts paid, payable or accrued to any named executive officer pursuant to an arrangement in connection with the resignation of such executive officer's employment with the Company.
(3) Mr. O'Reilly left the Company in February 2000; however he will remain as a consultant.
(4) Mr. Burney was appointed Executive Vice President, Engineering in December 1998.
(5)  Mr. Orban left the Company in December 1999.
(6)  Represents commissions paid to Mr. Orban.
(7) This additional disclosure includes an individual for whom disclosure would have been provided as part of the four most highly paid executive officers above but for the fact that the individual was not serving as an executive officer of the Company at the end of fiscal 1999.
(8)  Represents commissions paid to Mr. Sylvester.

The following table sets forth the stock options granted under the Corel Corporation Stock Option Plan during the fiscal year ended November 30, 1999 to the named executive officers.

              OPTION GRANTS FOR THE YEAR ENDED NOVEMBER 30, 1999
            AND POTENTIAL REALIZABLE VALUE OF EACH GRANT OF OPTIONS

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                     Annual Rates of Stock
                                 Number of        % of total     Exercise                           Price Appreciation for
                                Securities          Options       or base                                 Option Term
                                underlying        granted to       Price                                    (CAD$)
                                  options        employees in    ($/share)        Expiration      --------------------------
            Name                granted (#)       fiscal year      (CAD$)            Date            5% ($)        10 % ($)
----------------------------------------------------------------------------------------------------------------------------
Michael C.J. Cowpland               299,800         9.90%       $      3.37     March 25, 2003   $  217,732      $   468,892
Michael P. O'Reilly                  68,400         2.30%       $      3.37     March 25, 2003       49,676          106,978
Carey Stanton                        67,900         2.20%       $      3.37     March 25, 2003       49,313          106,196
Derek Burney                         81,000         2.70%       $      3.37     March 25, 2003       58,827          126,685
Kerry D. Williams                    67,900         2.20%       $      3.37     March 25, 2003       49,313          106,196
Jim Orban                            67,900         2.20%       $      3.37     March 25, 2003       49,312          106,196
                                      5,000          0.2%       $     10.20      Sept 20, 2003       10,991           23,669

The following table sets forth each exercise of stock options under the Corel Stock Option Plan during the fiscal year ended November 30, 1999 to the named executive officers.

           AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED
              NOVEMBER 30, 1999 AND FISCAL YEAR-END OPTION VALUES

                                                                                                                 Value of
                                                                                                               Unexercised
                                        Securities                                      Unexercised            in-the-Money
                                         Acquired             Aggregate Value            Options at             Options at
                                        on Exercise               Realized             Nov. 30, 1999          Nov. 30, 1999
             Name                           (#)                    (CAD$)                   (#)                   (CAD$)
-------------------------------      -----------------      --------------------     ------------------     ------------------
Michael C.J. Cowpland                                -        $                -              1,383,076     $       28,315,847
Michael P. O'Reilly                            175,000                 1,423,138                 25,200                577,836
Derek Burney                                   165,649                   967,884                 22,809                493,527
Kerry D. Williams                               99,100                   413,057                 36,800                531,840
Jim Orban                                            -                         -                 10,000                195,150
Don Sylvester                                  131,800                   574,188                      -                      -
Carey Stanton                                  146,972                   865,024                 30,264                602,610

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

Board Compensation Committee Report on Executive Compensation

The philosophy of the Company in the determination of senior executive compensation is to encourage performance in order to maintain the position of the Company in a highly competitive environment. As a result, the compensation package is based upon salaries which provide a reasonable level of remuneration and broad distribution of employee stock options. Given the nature of the industry, the performance of the stock is sensitive to the financial performance of Corel and as such, provides a compensation regime which encourages active support of the Company's competitive efforts. There is also an incentive program for those executives whose department's performance can be directly measured by financial performance. This program includes commissions and/or bonuses that are paid based on the performance targets outlined at the beginning of the year.

With the concurrence of the Compensation Committee, the Chief Executive Officer participates directly in the fixing of the compensation for all levels of employees. Base compensation is reviewed annually to verify compatibility with industry norms. This is accomplished through the Company's participation in the High Tech Industry Compensation Survey, an online survey run by Personnel Systems and sponsored by the CATA Alliance. This survey encompasses a broad spectrum of software development organizations and ranks the remuneration of Corel employees and executives in comparison with the other organizations included in the survey. As a result of this survey, it was determined that the Company's remuneration practices for executives are competitive with those of the industry in general. The Chief Executive Officer is involved in all aspects of compensation determination and he assesses, with the assistance of the relevant managers on an on-going basis, performance of the individual incumbents. Individual salaries are set in an appropriate salary range and reflect the employee's experience and proven or expected performance.

The Compensation Committee reviews and approves the compensation for the Chief Executive Officer on an annual basis. The compensation set for the Chief Executive Officer in fiscal 1999 was appropriate under the circumstances.

The Corel Corporation Stock Option Plan (the "Plan") is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options to purchase Common Shares of the Company to all eligible participants including directors on the Board of Directors and persons appointed as an officer of the Company by the Board of Directors. The factors which the Committee considers when granting options include outstanding performance and/or contribution to Corel. To ensure a linkage of management with the shareholder, stock options are granted at 100% of market value at the time of the stock option grant. All options granted under the Plan are non-transferable and the exercise price thereof must be paid at the time of exercise. Options are exercisable for a period of four years from the date of grant. Options held by a participant who ceases to hold a board or office position or whose employment is terminated for any reason, including death, are exercisable for 30 days following termination; unless otherwise determined by the Chief Executive Officer. The number of stock options available for grant under the program are determined by shareholder resolution and fixed as at April 18, 1997 at 16,000,000 and was subsequently reduced to 11,400, 614 pursuant to the provisions of a further shareholder resolution passed on April 18, 1997. They are restricted for certain participants to 10% of the issued and outstanding capital of the Company from time to time.

No additional benefits or perquisites are provided to members of management that are not available to employees of Corel generally. These currently include health, long-term disability, dental and group life insurance and a fitness membership.

The members of the compensation committee as at November 30, 1999 are as follows:

Hunter S. Grant (Chairman)
The Honourable William G. Davis
Jean-Louis Malouin

PERFORMANCE GRAPH
-----------------

The following graph compares the yearly percentage change over the last five years in the cumulative total shareholder return on the Corporation's Common Shares with the cumulative total return of the TSE 30 Stock Index and the TSE Software Technology Index.

FIVE-YEAR TOTAL RETURN ON $100 INVESTMENT

-----------------------------------------------------------------------------------------------------------
                                                   1994      1995      1996       1997     1998       1999
-----------------------------------------------------------------------------------------------------------
Corel                                             100.00    122.48     59.01      16.79    18.80     131.48
Nasdaq Computer & Data Services Index             100.00    156.00    192.46     248.41   360.97     649.03
S & P 500 Index                                   100.00    137.18    175.48     225.78   279.70     339.06
-----------------------------------------------------------------------------------------------------------

          Performance Graph 1995-1999 (Fiscal Year Ended November 30)

                             [GRAPH APPEARS HERE]

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 21, 2000, certain information with respect to the beneficial ownership of Common Shares by (1) each person known by the Company to be a beneficial owner of more than 5% of its outstanding Common Shares, (2) by each director and executive officer and (3) by all directors and executive officers as a group.

                                                    Common Shares
                                                     Beneficially            Exercisable                Percentage
Name and Address of Beneficial Owner                    Owned                  Options                  Owned (1)
--------------------------------------------     --------------------   ---------------------      --------------------
Dr. Michael C.J. Cowpland                                   5,150,558            1,383,076                 9.7
Lyle B. Blair                                                       -               20,000                   *
Hon. William G. Davis                                           1,500               27,852                   *
Hunter S. Grant                                                     -               27,852                   *
Jean Louis Malouin                                                  -               20,000                   *
Barbara McDougall                                                   -               20,000                   *
Derek Burney                                                        -               22,809                   *
Sandra Gibson                                                       -                7,801                   *
Tony O'Dowd                                                       500               73,452                   *
Steve Houck                                                         -               10,000                   *
Eric Smith                                                          -               11,911                   *
Carey Stanton                                                       -               30,264                   *
Ross Cammalleri                                                     -                5,000                   *
Kerry D. Williams                                               3,790               67,900                   *
Directors and Executive Officers as a
group (14 persons) (2)                                      5,156,798            1,727,917                10.0
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

Item 13.  Certain Relationships and Related Transactions

Inapplicable pursuant to Instruction 3 to Item 404 of Regulation S-K.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, S-3 and 425

(a)  Financial Statements and Schedules

       The following audited financial statements of Corel (together with the independent auditors reports thereon and the notes thereto) are included in this Report:

        (a)  Consolidated Balance Sheets at November 30, 1999 and 1998.
        (b) Consolidated Statements of Operations and Retained Earnings (Deficit) for the years ended November 30, 1999, 1998 and 1997.
        (c) Consolidated Statements of Changes in Financial Position for the years ended November 30, 1999, 1998 and 1997.

     Financial statement schedules have been omitted because the required information is included in the financial statements or notes thereto as set forth under Item 8 of this Report on Form 10-K.

(b)  Reports on Form 8-K, S-3 and 425

     On February 11, 1999, the Company filed a report on form 8-K to report on the declaration by the Board of Directors of the distribution of 1 common share purchase right in respect of each common share outstanding at the Close of Business on February 25, 1999.

     On July 29, 1999, the Company filed a report on form S-3 to report on the sale of 1,000,000 common shares.

     On February 7, 2000, the Company filed a report on form 425 to report on the definitive merger agreement that the Company entered into with Inprise/Borland.

(c)  Listing of Exhibits

       Exhibit
       Number       Description
       ------       -----------

          3.1       Certificate and Articles of Incorporation (1)

          3.2       By-law No. 6 (1)

          3.3 Certificate and Articles of Amalgamation of Corel Corporation and Corel Computer Corp.

          4.1       Specimen of Common Share Certificate (1)

         10.1 Distribution Agreement dated October 2, 1991 between Corel Corporation and Ingram Micro Inc. (1)

         10.2 Distribution Agreement dated May 11, 1989 between Corel Corporation and Merisel, Inc. (formerly Softsel Computer Products, Inc.) (1)

         10.3 Agreement for Purchase and Sale by and among Novell, Inc., Corel Corporation, Corel Corporation Limited, and Corel Corporation (Delaware) (2)

         13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporated by Reference to pages 26-43 of the 1999 Annual Report to Shareholders ("1999 Annual Report"))

         13.2 Financial Statements (Incorporated by Reference to pages 44-68 and Back Cover of the 1999 Annual Report)

         21.1       Subsidiaries of Registrant (Incorporated by Reference to
                    Exhibit 13.2 filed herein)

         23.1       Auditors' Report - KPMG LLP Chartered Accountants

         23.2       Auditor's Report - PricewaterhouseCoopers LLP Chartered
                    Accountants

         99.1       Form of License Agreement, including Limited Warranty (1)

         99.2       Supplementary Financial Statement Information

____________
(1) Incorporated by reference to Registration Statement on Form F-1 File No. 33-50886.
(2) Incorporated by reference to Exhibit 2.01 to the Company's Report on Form 8-K/A, Amendment No. 2, dated March 1, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ottawa, Province of Ontario, Canada, on February 21, 2000.


                                        COREL CORPORATION

                                        By        /s/ Mitch Desrochers
                                           -------------------------------------
                                                      Mitch Desrochers
                                           Vice President Finance and Controller


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael C.J. Cowpland and Mitch Desrochers, his or her Attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said Attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 21, 2000.

              Signature                                              Title
      /s/ Michael C.J. Cowpland                        Chairman of the Board of Directors,
---------------------------------------
         Michael C.J. Cowpland                        President and Chief Executive Officer


         /s/ Lyle B. Blair                                         Director
---------------------------------------
             Lyle B. Blair


         /s/ William G. Davis                                      Director
---------------------------------------
             William G. Davis


         /s/ Hunter S. Grant                                       Director
---------------------------------------
             Hunter S. Grant


         /s/ Jean-Louis Malouin                                    Director
---------------------------------------
             Jean-Louis Malouin


        /s/ Barbara McDougall                                      Director
---------------------------------------
            Barbara McDougall


        /s/ Mitch Desrochers                           Vice President Finance and Controller
---------------------------------------
            Mitch Desrochers                        (principal financial and accounting officer)

Exhibit Index
-------------


    Exhibit Number       Description                                                          Page
    --------------       -----------                                                          ----
     3.3                 Certificate and Articles of Amalgamation - Corel
                         Corporation and Corel Computer Corp. .......................          26

    13.1                 Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..........................         31

    13.2                 Financial Statements.........................................         43

    21.1                 Subsidiaries of Registrant...................................         61

    23.1                 Auditors' Report - KPMG LLP Chartered Accountants............         63

    23.2                 Auditor's Report - PricewaterhouseCoopers LLP Chartered
                         Accountants .................................................         65

    99.2                 Supplementary Financial Statement Information Schedule.......         67