Form 10-Q
period 2000-02-29
COREL CORP
filed 2000-04-19
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended February 29, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-20562

COREL CORPORATION
(Exact name of Registrant as specified in its Charter)

Canada	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1600 Carling Avenue
Ottawa, Ontario, Canada    KIZ 8R7
(Address of Principal Executive Offices including Zip Code)

(613) 728-8200
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

As of April 14, 2000, the registrant had 66,007,697 Common Shares outstanding.

COREL CORPORATION FORM 10-Q
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial statements

Consolidated Balance Sheets as of February 29, 2000 and November 30, 1999

Consolidated Statements of Operations and Deficit for the three months ended February 29, 2000 and February 29, 1998

Consolidated Statements of Cash Flows for the three months ended February 29, 2000 and February 29, 1998

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Overview

Results of Operations

Liquidity and Capital Resources

Factors That May Affect Future Operating Results

PART II. Other Information

Item 1. Legal Proceedings

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

PART I. FINANCIAL INFORMATIONItem 1. Financial Statements

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of US$)

	February 29,	November 30,
	2000	1999
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$ 29,262	$ 18,021
Accounts receivable
Trade	28,861	54,770
Other	5,566	3,954
Inventory	10,573	13,567
Income taxes recoverable . . . . . . . . . . . . . . . . . . . .	2,568	5,135
Future income tax assets . . . . . . . . . . . . . . . . . . . .	1,775	1,642
Prepaid expenses	2,474	2,042
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .	81,079	99,131

Investments	3,379	2,873

Capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	47,858	49,697

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 132,316	$ 151,701
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 45,713	$ 50,284
Current portion of Novell obligations	9,178	10,594
Deferred revenue	16,122	18,472
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .	71,013	79,350

Novell obligations. . . . . .	7,422	7,985

Shareholders' equity
Share capital	224,071	222,155
Contributed surplus	1,099	1,099
Deficit	(171,289)	(158,888)
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .	53,881	64,366
Total liability and shareholders' equity . . . . . . . . . . .	$ 132,316	$ 151,701

(See accompanying Notes to Consolidated Financial Statements)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT

(in thousands of US$, except per share data)

(unaudited)

	Three months ended
	February 29,	February 28,
	2000	1999
Sales	$ 44,141	$ 40,306
Cost of sales	14,989	11,560
Gross profit	29,152	28,746
Expenses
Advertising	12,726	8,771
Selling, general and administrative	21,904	18,939
Research and development	11,447	13,460
Depreciation and amortization	1,733	1,630
Loss (gain) on foreign exchange	(6)	249
	47,804	43,049
Loss from operations	(18,652)	(14,303)
Gain on investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8,940	-
Interest (expense) income	17	(137)
Loss before income taxes	(9,695)	(14,440)
Income tax expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(2,442)	(199)
Share of loss in equity investee . . . . . . . . . . . . . . . . . . . . . .	(264)	-
Net loss	(12,401)	(14,639)

Deficit beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .	(158,888)	(175,604)
Deficit end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(171,289)	(190,243)

Loss per share:
Net loss
Basic and fully diluted	$ (0.19)	$ (0.24)
Average number of Common Shares outstanding (000s)	65,653	60,162

(See accompanying Notes to Consolidated Financial Statements)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS(in thousands of US$)

(unaudited)

	Three months ended
	February 29,	February 28,
	2000	1999
Cash flows from operating activities:
Net Loss	$ (12,401)	$ (14,639)
Items which do not involve cash or cash equivalents:
Depreciation and amortization	4,559	4,440
Future income tax assets	(133)	161
Equity loss in investments . . . . . . . . . . . . . . . . . . . . . . . . . . .	264	-
Gain on investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(8,940)	-
Decrease in accounts receivable	24,297	11,883
Decrease in inventory	2,994	2,226
Decrease (increase) in prepaid expenses	(432)	2,362
Decrease in accounts payable and accrued liabilities	(4,571)	(9,215)
Decrease in income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .	-	(4,064)
Decrease in income taxes recoverable	2,567	-
Increase (decrease) in deferred revenue	(2,350)	1,603
Cash flows from (used in) operating activities	5,854	(5,243)
Cash flows from financing activities:
Issue of share capital	1,916	3,750
Reduction of Novell Obligations	(1,979)	(2,054)
Cash flows from (used in) financing activities . . . . . . . . . . . . . . . . .	(63)	1,696

Cash flows from investing activities:
Purchase of investments	(770)	(3,351)
Net change in capital assets	(2,720)	(3,556)
Proceeds on disposal of investment . . . . . . . . . . . . . . . . . . . . . . .	8,940	-
	5,450	(6,907)
Net increase (decrease) in cash and cash equivalents	11,241	(10,454)
Cash and cash equivalents at beginning of period	18,021	24,506
Cash and cash equivalents at end of period	$ 29,262	14,052

(See accompanying Notes to Consolidated Financial Statements)

COREL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, tabular amounts in thousands except per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Corel Corporation (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in Canada.These principles are also generally accepted in the United States except as disclosed in Note 7. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corel Corporation Limited, Corel International Corporation, Corel, Inc. and its wholly-owned subsidiary, Corel Corporation (U.S.A.).

In the opinion of Management, these unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, necessary to state fairly the results for the periods presented.

These financial statements should be read in conjunction with the Company's audited financial statements as of November 30, 1998 and 1999 and for each of the three years in the period ended November 30, 1999 including notes thereto, included in the Company's Annual Report on Form 10-K for the year ended November 30, 1999. The consolidated results of operations for the first fiscal quarter are not necessarily indicative of the results to be expected for any future period. The Company adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions", in Q1 fiscal 2000. This has not had a material impact on the Company's financial results.

Based on the prospects for revenue and the cost structure in place at Corel, Corel expects that results for the next two quarters will be similar to those experienced in the first quarter of fiscal 2000. If the proposed merger with Inprise Corporation does not occur, other sources of financing are not secured and/or Corel's operating results do not improve, a cash deficiency may occur within the next three months. Corel is currently examining its cost structure and exploring other sources of financing, but it is not clear whether changes to the cost structure or obtaining other sources of financing are feasible or would be sufficient to avoid the cash deficiency.

2. Cash and Cash Equivalents

Cash includes cash equivalents, which are investments that are highly liquid and have terms to maturity of three months or less at the time of acquisition.

3. Accounts Receivable

Included in trade accounts receivable are the following reserves:

	February 29, 2000	February 28, 1999
Promotional rebates	$ 3,038	$ 3,855
Sales reserve	38,925	26,030
Allowance for doubtful accounts	6,405	6,785

4. Inventories

	February 29, 2000	February 28, 1999
Product components	$ 6,428	$ 10,421
Finished goods	4,145	4,451
	$ 10,573	$ 14,872

5. Restructuring Charge

The Company proceeded with the implementation of a consolidation plan introduced in the third fiscal quarter of 1998. As at February 29, 2000 the restructuring accrual included in accounts payable and accrued liabilities is comprised of the following amounts:

	Asset write - downs	Severance cost	Facilities closure costs	Total
Restructuring charge . . . . . . . . .	$ 3,086	$ 10,104	$ 2,690	$ 15,880
Payments . . . . . . . . . . . . . . . . . . . .	-	(8,495)	(3,230)	(11,725)
Reallocation . . . . . . . . . . . . . . . . .	-	(1,609)	1,609	-
Non-cash asset write downs . . . . .	(3,086)	-	-	(3,086)
Restructuring accrual	-	-	$ 1,069	$ 1,069

6. Income Taxes

The company has adopted the Canadian Institute of Chartered Accountants' new recommendations on accounting for income taxes. Under this new accounting policy, income taxes are provided for using the liability method whereby deferred tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of assets and liabilities.

The tax effects of the significant components of temporary differences giving rise to the Company's future income tax assets are as follows:

	February 29, 2000	November 30, 1999
Operation loss carryforward	$ 12,186	$ 11,200
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,271	9,400
Reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,541	3,100
Royalties not yet deducted for tax purposes . . . . . . . . . . . . . . . .	1,257	1,300
Investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,000	2,000
	23,255	27,000
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(21,480)	(25,358)
Net current future tax assets	$ 1,775	$ 1,642

The net current future tax assets relate to the operations in the United States of America. These assets are temporary differences which the company beleives will reverse in the near future.

7. Subsequent events

Included in the outstanding options were approximately 2,500,000 options that were granted to the employees in excess of the available options previously approved. These options have received the required approval from both the Toronto Stock Exchange and Corel shareholders. The compensation cost to the Company for US GAAP purposes is $29,458,993.

8. Significant Differences Between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which is different in some respects from US GAAP. Significant differences between Canadian GAAP and US GAAP are set forth below:

(a) Deferred income taxes:

In Q1 2000 the Company adopted CICA handbook section 3465, Income Taxes, which is similar in all material respects to SFAS No.109.

(b) Comprehensive Income

The Company has adopted the United States Financial Accounting Standards Board Statement of Financial Accounting Standards No.130, Reporting Comrehensive Income, effective December 1, 1998. This statement requires disclosure of comprehensive income which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income includes items that cause changes in shareholders' equity, but are not related to share or net earnings which, for the Company, comprises only unrealized holding gains on available for sale securities. The Company is accounting for this change on a prospective basis. At February 29, 2000 Corel's comprehensive income was $4,689,139.

(c) Recent accounting pronouncements

For its fiscal year ended November 30, 1999 the Company adopted SOP 98-1 "Accounting for the Costs of Computer Software Purchased for Internal Use". The adoption of SOP 98-1 conforms with Canadian generally accepted accounting principles and it did not have a material impact on the results of operations for the three months ended February 29, 2000.

The Company adopted CICA handbook section 3465 Accounting for Income Tax in the first quarter of fiscal 2000 which is similar in all material respects to SFAS, No. 109 and therefore did not have a material impact on the results of operations for the three months ended February 29, 2000.

9. Segmented information

The Company has only one global operating segment as detailed in the consolidated financial statements included herein.

The compnay sells its products worldwide from three geographic regions. A summary of sales by product, channel, region and by major customer from consolidated operations is as follows:

Three Months Ended

	February 29, 2000	February 28, 1999
By product
Graphics software . . .	$ 17,472	$ 11,276
Productivity software . . . . . . . . . . . . . . . . . . . . .	22,459	24,861
Consumer products	1,920	3,864
Linux operating system and applications. . . . . . . . . . .	2,290	0
Video Communications . . . . . . . . . . . . . . . . . . . . . . . .	0	305
Total sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 44,141	$ 40,306

By sales channel
Retail packaged products	$ 22,917	$ 17,215
OEM licenses	4,353	6,120
Corporate licenses	16,871	16,971
Total sales	44,141	40,306

By region
North America	$ 23,730	$ 24,729
Europe	14,791	13,562
Other international	5,620	2,015
Total sales	$ 44,141	$ 40,306

By major customer
Tech Data	$ 4,719	$ 1,149

10. Contingencies

On or about March 5, 1998, the Company was served with a class action lawsuit filed against it by named Plaintiff Great Neck Capital Appreciation Investment Partnership in the United States District Court for the Eastern District of New York. On November 9, 1998, the Company filed a Motion to Dismiss and is awaiting reply from the Plaintiff. On December 30, 1998, Plaintiffs filed a related Motion to strike certain documents referred to in the Company's Motion to Dismiss. Both motions were fully briefed by February 12, 1999. On June 18, 1999, the Company filed a second Motion to Dismiss the Consolidated Complaint in its entirety on the grounds of forum non conveniens. The plaintiffs have not yet brought their motion to certify the class and the filing.

All three pending motions were stayed as a result of a Memorandum of Understanding ("MOU") that was entered into by the parties on September 1, 1999. The MOU must receive both preliminary and final court approval. On January 13, 2000, the parties executed a Settlement agreement, subject to approval of the Court. On January 14, 2000, the parties requested that the court (a) preliminarily approve the proposed settlement; (b) schedule a final settlement hearing; and (c) direct that the notice of the proposed settlement be given to the members of the class. On February 7, 2000, the Court preliminarily approved the proposed settlement and fixed May 12, 2000 as the date for the settlement hearing. The settlement of this litigation is not expected to have a material adverse effect on the Company's operating results.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to intellectual property and other matters. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.

11. Commitments

On February 7, 2000 Corel entered into a definitive merger agreement with Inprise/Borland. The completion of the merger is subject to various regulatory and shareholder approvals. Upon the completion of the merger, Inprise/Borland will operate as a wholly owned subsidiary of Corel. Inprise shareholders will receive 0.747 common shares of Corel stock for every Inprise common share held.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended November 30, 1999 (the "1999 Form 10-K"). This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve uncertainty and risk, and all assumptions, anticipations, and expectations stated herein are forward-looking statements. The actual results that the Company achieves may differ materially from any forward-looking statements made herein due to such risks and uncertainties. The Company has identified by italics various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Operating Results", which is not italicized for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period. All amounts in this report are in US dollars unless otherwise indicated.

Overview

For the purposes of this discussion, unless the context otherwise requires, "Corel" refers to the consolidated operations of Corel Corporation and its wholly owned subsidiaries, Corel Corporation Limited, Corel International Corp., Corel Inc. and Corel Corporation (U.S.A.), while "the Company" refers to the parent, Corel Corporation. Corel Computer Corp. was amalgamated with Corel Corporation on December 1, 1998, and is no longer a subsidiary of the parent company.

Corel develops manufactures, licenses, sells and supports a wide range of software products, including Linux operating system, graphics, business productivity and consumer product applications.

On December 22, 1999 Corel acquired a one third ownership stake in LinuxForce Inc., of Philadelphia, with a three-year option to increase the ownership position to two-thirds. LinuxForce is a company organized to deliver a full-range of technical services and support for Linux®. This strategic investment will allow Corel to deliver end-to-end Linux solutions by combining Corel's Linux product lines with a comprehensive technical and professional services portfolio.

On January 12, 2000 Corel entered into an agreement to acquire up to a 30 per cent interest in Newlix, an Ottawa-based Linux start-up company. Newlix develops Linux-based Omega server software.

On January 18, 2000 Corel entered into an agreement to acquire up to a 30 per cent stake in OE/One.com, a Hull, Quebec based start up company developing an "Information Appliance" platform or thin-client Internet Appliance platform.

On February 7, 2000 Corel entered into a definitive merger agreement with Inprise Corporation of Scotts Valley, California. As a result of the merger, each whole share of Inprise common stock will be converted into 0.747 of a Corel common share. The completion of the merger is subject to various conditions, including regulatory and shareholder approvals. Upon the completion of the merger, Inprise will operate as a wholly owned subsidiary of Corel, allowing the combined organization to offer a single source for end-to-end solutions featuring a range of productivity applications, development tools and professional services for all major platforms. For further information regarding the merger, readers should consult the preliminary form S-4 Registration Statement filed by Corel with the Securities and Exchange Commission on April 4, 2000.

Sales

Sales increased 9.5% to $44.1 million in the first quarter of fiscal 2000 from $40.3 million in the first quarter of fiscal 1999, primarily due to increased graphics software sales and the release of Corel's Linux operating system in Q4 1999. Based on Corel's prospects for revenue, the Company expects that results for the next two quarters will be in line with those experienced in the first quarter of fiscal 2000.

Product groups. The table below shows sales for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, consisting of professional and consumer graphics software, productivity software, Linux products and video communications:

Three Months Ended

	February 29, 2000	February 28, 1999

Graphics software . . . . . .	$ 17,472	$ 11,276
Productivity software . . . . . . . . . . . . . . . . . . . . . . . .	22,459	24,861
Consumer products. . . . . . . . . . . . . . . . . . . . . . . . . .	1,920	3,864
Linux operating system and applications. . . . . . . . . .	2,290	0
Video Communications . . . . . . . . . . . . . . . . . . . . . . .	0	305
Total sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 44,141	$ 40,306

Graphics software revenues increased by $6.2 million in the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999 primarily due to the success of CorelDRAW 9, released May 1999, as compared to CorelDRAW 8 being near the end of its lifecycle in Q1 1999.

Productivity software revenues decreased by $2.4 million in the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999, primarily due to a decrease in WordPerfect sales in the OEM channel.

Consumer product revenues decreased by $1.9 million in the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999, and is due primarily to relatively few new products being released in Q1 2000.

Sales channels. Corel distributes its products primarily through distributors (as retail packaged products), OEM licenses and corporate licenses. The table below shows sales through these channels for the first fiscal quarter ended February 29, 2000 and February 28, 1999:

Three Months Ended
	February 29, 2000	February 28, 1999
Retail packaged products	$ 22,917	$ 17,215
OEM licenses	4,353	6,120
Corporate licenses	16,871	16,971
Total sales	44,141	40,306

Retail packaged products and corporate licences are sold primarily through distributors. The three largest distributors accounted for $9.6 million (22%) and $7.5 million (19%) of Corel's sales in the first quarter of fiscal 2000 and 1999, respectively. Retailed packaged product volume increased by $5.7 million in the first quarter of fiscal 2000 primarily as a result of Linux sales and increased sales of Graphics software which are predominately sold in the retail packaged products channel.

OEM licenses decreased by $1.8 million in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, due primarily to decreases in sales of CorelDRAW, WordPerfect and Print House.

Corporate licenses, including maintenance revenues, decreased marginally in the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999.

Sales By Region. The table below shows Corel's sales geographically for the first fiscal quarter ended February 29, 2000 and February 28, 1999:

Three Months Ended
	February 29, 2000	February 28, 1999
North America	$ 23,730	$ 24,729
Europe	14,791	13,562
Other international	5,620	2,015
Total sales	$ 44,141	$ 40,306

Sales outside North America, principally in Europe, were 46% and 39% of Corel's sales for the first quarter of fiscal 2000 and 1999, respectively.

Corel's products are sold primarily in US dollars except to non-distributor customers in Canada. Sales in US dollars as a percentage of total sales were in excess of 90% in the first quarter of both fiscal 2000 and fiscal 1999.

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

Gross profit as a percentage of sales increased in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 and is primarily attributable to the increase in sales.

Advertising Expense

Advertising expenses include all marketing, advertising and trade show expenses. Advertising expenses increased in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The increase in advertising expenses can be attributed to the launch of the Company's Linux operating system and continued emphasis on WordPerfect Office 2000 and CorelDRAW 9.

Selling, General and Administrative Expense

Selling, general and administrative expenses include all general administrative expenses as well as expenses associated with warehousing. Selling, general and administrative expenses increased in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 primarily as a result of increased selling efforts for Linux, WordPerfect Office 2000 and CorelDRAW 9, as well as an increase in headcount.

Research and Development Expense

The Company has expensed all of its internal software development costs as incurred, in accordance with Canadian GAAP. Research and development expenses are reported net of Canadian investment tax credits.

Net research and development expenses decreased in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 due primarily to increased efforts during Q1 1999 for the release of CorelDRAW 9 and WordPerfect Office 2000 in Q2 1999.

Depreciation and Amortization Expense

Depreciation and amortization expenses, which do not include the amortization of purchased software, increased marginally in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

Foreign Exchange Gains or Losses

Foreign exchange gains or losses on non-US dollar transactions are due to fluctuations in the value of those currencies relative to the value of the US dollar between the time of the transaction and its settlement, and revaluation gains or losses relating to short-term investments held in a currency other than the financial measurement and reporting currency due to fluctuations in the value of those currencies relative to the value of the US dollar.

Interest Expense (Income)

Corel reported net interest income in the first quarter of fiscal 2000 compared to net interest expense in the first quarter of fiscal 1999. The change was due to the decreased balance of the Novell obligations.

Income Taxes

Corel's effective tax rates were 25.2 % and 1.4 % for the first quarter of fiscal 2000 and 1999, respectively. These rates vary from the Company's statutory tax rate of 44%, primarily due to foreign tax rate differences associated with Corel's international operations and the unrecorded tax benefit of accounting losses in the 1999, 1998 and 1997 fiscal years. The accounting losses include loss carry forwards for income tax purposes.

Liquidity and Capital Resources

As of February 29, 2000, Corel's principal sources of liquidity included cash and cash equivalents of approximately $29.3 million, and accounts receivable of $34.4 million. Cash equivalents consist of overnight call loans to a major Canadian bank. Novell obligations of $16.6 million consist of the outstanding royalty and product return obligations pursuant to the acquisition of the WordPerfect family of software programs on March 1, 1996.

Cash provided by operations was $5.9 million for the first three months of fiscal 2000 compared to, a use of $5.2 million for the first three months of fiscal 1999. The increase of $11.1 million was primarily due to improvements in working capital as well as a reduction in operating loss of $2.2 million in the first three months of fiscal 2000 compared to the first three months of fiscal 1999.

Accounts receivable decreased in the first quarter of fiscal 2000, from the fourth quarter of 1999, as a result of both reduced sales levels in the first quarter of 2000 from sales levels in the fourth quarter of 1999 and increased collection efforts.

Financing activities used $0.06 million in the first three months of fiscal 2000 compared to an inflow of $1.7 million in the first three months of fiscal 1999. The source of cash in 2000 through financing activities was the exercise of employee stock options for $1.9 million as compared to $3.8 million in the first quarter of 1999. The use of cash in the first three months of 2000 was the repayment of the Novell obligations.

Investing activities provided $5.5 million in the first three months of fiscal 2000 compared to a use of $6.9 million in the first three months of fiscal 1999, including expenditures for capital assets of $2.7 million in the first three months of fiscal 2000 compared to $3.6 million in the first three months of fiscal 1999.

Based on the prospects for revenue and the cost structure in place at Corel, Corel expects that results for the next two quarters will be similar to those experienced in the first quarter of fiscal 2000. If the proposed merger with Inprise Corporation does not occur, other sources of financing are not secured and/or Corel's operating results do not improve, a cash deficiency may occur within the next three months. Corel is currently examining its cost structure and exploring other sources of financing, but it is not clear whether changes to the cost structure or obtaining other sources of financing are feasible or would be sufficient to avoid the cash deficiency.

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

Corel's loss was reduced in the first quarter of fiscal 2000 due to the sale of GraphOn Corporation shares, Corel will continue to sell off the remaining shares in future quarters. The gains from the sale of GraphOn shares are dependent on their future market value which cannot be accurately estimated. Based on the prospects for revenue and the cost structure in place at Corel, we expect that results for the next two quarters will mirror those experienced in this quarter. Without an improvement in our operating results, the failure of the proposed merger with Inprise Corporation or the securing of other sources of financing, a cash deficiency will occur within the next six months. We are currently examining our cost structure and exploring other sources of financing. There is no guarantee however, that these additional measures will be sufficient to avoid a cash deficiency.

Year 2000

There are three major risks for the Corel from Year 2000 issues. Year 2000 compliance problems with Corel's products could have a material adverse effect on sales and operations. Significant Year 2000 compliance problems with internal systems could seriously affect Corel's ability to carry out its operations. Corel also depends heavily on third parties for raw materials, transportation, utilities, and other key services. Interruption of supplier operations due to Year 2000 issues could seriously disrupt Corel's operations. In addition, if Corel's current or future customers do not achieve Year 2000 compliance or if they divert expenditures previously reserved for business software to address their Year 2000 compliance problems, Corel's business, results of operations, or financial condition could be materially adversely affected.

Corel expects to incur total costs of approximately $0.3 million from the end of the fourth quarter 1999 through the second quarter of 2000 to operate Year 2000 programs. This amount includes the direct costs involved in running the Year 2000 department as well as costs associated with third party testing. These amounts will be funded from operating cash flow and will be expensed as incurred. There is no assurance that Corel's financial position may not be materially adversely affected if unanticipated problems occur.

Corel assembled a Year 2000 Event Management Team that coordinated the efforts of specialists in critical areas, namely, business continuity, facilities maintenance, MIS, IT, web, finance, legal, sales, public relations and technical verification and recovery. The testing and verification process proceeded without incident, and the implementation of year 2000 contingency plans was not required.

Corel met its goal of conducting business as usual on January 4, 2000. There have been no significant trends or issues concerning Corel products reported, and no significant year 2000 problems identified with our internal systems as of March 4, 2000. Corel will remain vigilant well past February 29, 2000 to insure that no year 2000 related issues will affect its operations.

Notwithstanding the efforts made to become Year 2000 compliant, there can be no assurances that this program will ensure that all of Corel's internal systems, products and third party systems will be Year 2000 compliant. Should these systems not be compliant, there could be material adverse consequences to Corel.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about February 23, 1998, the Company became aware that a class action lawsuit had been filed against it by named Plaintiff Great Neck Capital Appreciation Investment Partnership in the United States District Court for the Eastern District of New York. The complaint also names as co-defendants Dr. Michael C. J. Cowpland, Corel's Chairman, President and Chief Executive Officer, and Mr. Charles Norris, Corel's former Vice President, Finance and Chief Financial Officer. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between March 26, 1997 and January 20, 1998 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5, by misrepresenting or failing to disclose material information about Corel's financial condition. The complaint alleges that the defendants issued false and misleading press releases and financial statements for the first three quarters of fiscal 1997. Plaintiff alleges, in part, that defendants (a) failed to disclose that they were overstating Corel's reported profits by, among other things, inflating reported revenues and earnings through improperly recognizing revenue on Java technology exchange transactions, and (b) overstated revenues and earnings by understating reserves in connection with sales to distributors who had no obligation to keep or pay for the products. The complaint also alleges that Corel insiders, including the individual co-defendants, sold common shares during the Class Period at "artificially inflated prices". The complaint seeks an unspecified amount of money damages.

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

On November 9, 1998, the Company filed a Motion to Dismiss the Consolidated Complaint in its entirety. On December 30, 1998, Plaintiffs filed a related Motion to strike certain documents referred to in the Company's Motion to Dismiss. Both motions were fully briefed by February 12, 1999. On June 18, 1999, the Company filed a second Motion to Dismiss on the grounds of forum non conveniens. On September 1, 1999, the parties entered into a Memorandum of Understanding and agreed in principle to settle this litigation. In view of the settlement in principle, the Court, on September 28, 1999, denied the pending motions as moot, subject to renewal in the event that the settlement is not consummated. On January 13, 2000, the parties executed a Settlement Agreement, subject to approval of the Court. On January 14, 2000, the parties requested that the Court (a) preliminarily approve the proposed settlement; (b) schedule a final settlement hearing; and, (c) direct that notice of the proposed settlement be given to the members of the class. On February 7, 2000, the Court preliminarily approved the proposed settlement and fixed May 12, 2000 as the date for the settlement hearing.

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

On or about June 19, 1998 the Company became aware of a complaint filed against it by Dennis Berkla, d.b.a. Digarts Software. The plaintiff claims breach of a Non-Disclosure Agreement (NDA) and claims Copyright Infringement. The complaint was amended April 9, 1999 for damages for Copyright Infringement, Breach of the NDA, Unfair Competition, and Breach of Confidence. Berkla and a Corel representative signed a non-disclosure agreement prior to Berkla sending certain images to Corel for evaluation. Plaintiff contends that the CD contained images he sent to Corel were covered by this agreement, and that Corel breached the agreement through a limited distribution of his images to Corel employees who were involved in graphics creation, and through a limited distribution of his images to certain Corel beta testers. Plaintiff also originally alleged that certain images in Corel products infringed his copyrights. Corel filed its answer to plaintiff's second amended complaint on April 26, 1999. On September 9, 1999, Corel was awarded partial summary judgement dismissing the bulk of plaintiff's copyright infringement claims and limiting plaintiff's state law claims. In September 1999 the plaintiff amended his claim to seek punitive damages as well. On October 26, 1999, the court excluded any award of punitive damages from the plaintiff's potential recovery. A jury trial of the remaining claims commenced October 26, 1999, in the United States District Court, Eastern District of California and the jury awarded minimal damages to the plaintiff resulting in a favourable outcome for Corel. Plaintiff is appealing the judge's decision to strike punitive damages. Parties filed cross-motions to recover their respective attorney's fees and costs. Decision rendered January 20, 2000 awarded neither party their costs of the trial. Plaintiff is appealing this decision, and the Company is cross-appealing. Plaintiff's appeal of the order on punitive damages is pending. Court-connected mediation regarding the appeal issues will be held on June 19, 2000 with the parties in attendance.

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

The Answer to the Complaint was filed by the Government on March 21, 2000. The Government also produced the administrative document record (all related government documents) on March 28, 2000. The Company is currently reviewing the record. The parties will appear before the District Court judge to establish a schedule for the proceeding.

On October 14, 1999, the Ontario Securities Commission filed charges against Dr. Michael C.J. Cowpland, the Company's chairman, president and chief executive officer and his holding company, M.C.J.C. Holdings Inc., in the Ontario Court of Justice. The charges include four counts of violating provisions of the Ontario Securities Act related to insider trading. The trial of these issues is a private matter between the Ontario Securities Commission and Mr. Cowpland as an individual. Mr. Cowpland continues to deny all allegations by the Ontario Securities Commission. As such, it is not expected to affect the Company's day-to-day activities.

On March 13, 2000, the Company was served with a complaint filed against it and Dr. Michael C.J. Cowpland by plaintiffs Anthony Basilio and Fred Spagnola in the United States District Court for the Eastern District of Pennsylvania. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5, by misrepresenting or failing to disclose material information about Corel's financial condition. The complaint seeks an unspecified amount of money damages.

On March 29, 2000, the Company was served with a second complaint filed against the same named defendants by plaintiff Alan Treski in the United States District Court for the Eastern District of Pennsylvania. This second complaint references an identical Class Period as the Basilio complaint referenced above and contains similar allegations. Since service of the Basilio and Treski complaints, the Company has become aware of four additional complaints filed in the same jurisdiction that reference an identical Class Period and contain similar allegations. To date, the Company has not been served with any of these four additional complaints. On April 10, 2000, the firm of Savett Frutkin Podell & Ryan, counsel to Mr. Basilio, filed a Motion for Appointment of Interim Liaison Counsel, Lead Plaintiff and Lead Counsel and a related Motion for Consolidation.

The Company intends to aggressively defend the above-referenced class action litigation.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to intellectual property and other matters. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.

On April 17, 2000, Corel became aware of a lawsuit filed by Management Insights, Inc. in the Court of Chancery of the State of Delaware in New Castle County against Inprise Corporation ("Inprise"), four individually named directors of Inprise, Corel and Carleton Acquisition Co., a Delaware wholly-owned subsidiary of Corel. The president and CEO of the plaintiff corporation is C. Robert Coates, who resigned as director of Inprise allegedly as a result of the proposed merger with Corel. The plaintiff is seeking an injunction against the consummation of the merger, and in the alternative seeks rescissory and other unspecified equitable relief and damages. As against Corel, the plaintiff alleges that the Company induced the merger agreement with misrepresentations as to its current and projected financial results. This complaint has not yet been served on Corel.

Item 4. Submission of matters to a vote of security holders

a) The Annual General Meeting of Shareholders was held on March 8, 2000.

b) Six matters submitted to vote:

1) Fixing the numbers of directors at six.

For	Against
48,315,207	179,693

2) Election of Board of Directors

Each of the persons named in the Proxy statement as a nominee for director was elected. Following are the voting results on each of the nominees for director.

	Shares For	Shares Withheld
Michael C.J. Cowpland	48,339,236	221,980
Lyle B. Blair	48,394,091	167,125
Hunter S. Grant	48,396,861	164,355
Hon. William G. Davis	48,375,184	186,032
Jean-Louis Malouin	48,398,786	162,430
Hon. Barbara J. MacDougall	48,365,214	196,002

3) The appointment of PricewaterhouseCoopers as auditors.

For	Against
48,418,953	57,519

4) The approval of Resolution No. 1 - amendment to Corel Corporation Stock Option Plan to increase the number of Common Shares reserved for issuance under the Plan in order to accomodate the potential exercise of options currently granted under the Plan.

For	Against
9,052,427	2,834,940

5) The approval of Resolution No. 2 - extension of expiry date of certain options held by senior management. Due to the over issuance of Stock Options senior management of the Company has been unable to exercise certain options until approval of the TSE and of shareholders and then for a further period of time due to certain blackout periods as set forth in the Corporation's insider trading policy as a result certain options held by senior management would expire. The approval of this resolution will extend the expiry dates of the options from March 14, 2000 to March 12, 2001.

For	Against
3,806,903	3,249,235

6) The approval of Resolution No.3 - Corel Corporation Stock Option Plan 2000. The terms of the 2000 Plan are substantially identical to the Corel Corporation Stock Option Plan with the exception of the maximum number of Common Shares to be issued. The maximum number of Common Shares to be issued under the 2000 Plan is 4,000,000.

For	Against
8,827,467	3,058,920

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

1) Exhibit 27

2) Form S4 Registration Statement (Incorporated by Reference and filed with the Securities and Exchange Commission on April 4, 2000)

b) Reports on Form 8-K

The Company filed no reports on Form 8-K for the fiscal quarter ended

February 29, 2000.

COREL CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREL CORPORATION

(Registrant)

Date: April 19, 2000

By:	/s/ Jennifer M. Morris

Jennifer M. Morris
Interim Principal Accouting Officer

Date: April 19, 2000

By: