Form 10-Q
period 2000-07-17
COREL CORP
filed 2000-07-17
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended May 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

As of July 10, 2000, the registrant had 73,465,579 Common Shares outstanding.

COREL CORPORATION FORM 10-Q
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial statements

Consolidated Balance Sheets as of May 31, 2000 and November 30, 1999

Consolidated Statements of Operations and Deficit for the Three and Six Months Ended May 31, 2000 and 1999

Consolidated Statements of Cash Flows for the Six Months Ended May 31, 2000 and 1999

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

PART II. Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of US$)

	May 31,	November 30,
	2000	1999
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$ 9,864	$ 18,021
Accounts receivable, net
Trade	21,745	54,770
Other	1,408	3,954
Inventory, net	9,920	13,567
Income taxes recoverable . . . . . . . . . . . . . . . . . . . . . .	-	5,135
Future income tax assets . . . . . . . . . . . . . . . . . . . . .	1,870	1,642
Prepaid expenses	2,564	2,042
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .	47,371	99,131

Investments	3,092	2,873

Capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	55,754	49,697

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 106,217	$ 151,701
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 43,795	$ 50,284
Current portion of Novell obligations	7,758	10,594
Income taxes payable	996	-
Deferred revenue	15,492	18,472
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .	68,041	79,350

Novell obligations. . . . . .	6,916	7,985

Shareholders' equity
Common Shares (000s), no par value, 66,150 and
65,532 issued at May 31, 2000 and
November 30, 1999, respectively
Share capital	225,068	222,155
Contributed surplus	1,099	1,099
Deficit	(194,907)	(158,888)
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .. .	31,260	64,366
Total liabilities and shareholders' equity . . . . . . . . . . .	$ 106,217	$ 151,701

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT

(in thousands of US$, except per share data)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2000	1999	2000	1999
Sales	$ 36,639	$ 70,501	$ 80,780	$110,807
Cost of sales	11,292	14,092	26,281	25,652
Gross profit	25,347	56,409	54,499	85,155
Expenses
Advertising	9,948	11,946	22,674	20,717
Selling, general and administrative	23,915	21,618	45,819	40,557
Research and development	12,306	12,395	23,753	25,855
Depreciation and amortization	2,004	1,043	3,737	2,673
Loss (gain) on foreign exchange	475	(303)	469	(54)
	48,648	46,699	96,452	89,748
Income (loss) from operations	(23,301)	9,710	(41,953)	(4,593)
Gain on investment. . . . . . . . . . . . . . . . . . .	1,204	-	10,144	-
Interest income (expense)	46	(192)	63	(329)
Income (loss) before income taxes	(22,051)	9,518	(31,746)	(4,922)
Income tax expense. . . . . . . . . . . . . . . . . . .	(496)	(339)	(2,938)	(538)
Share of loss in equity investee . . . . . . . . .	(1,071)	-	(1,335)	-
Net income (loss)	(23,618)	9,179	(36,019)	(5,460)

Deficit beginning of period . . . . . . . . . . . . .	(171,289)	(190,243)	(158,888)	(175,604)
Deficit end of period . . . . . . . . . . . . . . . . .	$ (194,907)	$ (181,064)	$ (194,907)	$ (181,064)

Income (loss) per share:
Net income (loss)
Basic	$ (0.36)	$ 0.15	$ (0.55)	$ (0.09)
Fully diluted . . . . . . . . . . . . . . . . . . . .	$ (0.36)	$ 0.14	$ (0.55)	$ (0.09)

Average number of Common Shares outstanding (000s)
Basic . . . . . . . . . . . . . . . . . . . . . . . . . .	65,810	61,560	65,832	60,860
Fully diluted . . . . . . . . . . . . . . . . . . . .	65,810	69,193	65,832	60,860

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US$)

(unaudited)

	Six months ended May 31
	2000	1999
Operating activities:
Net loss	$ (36,019)	$ (5,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,369	8,695
Gain on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . .	-	(47)
Future income tax assets	(228)	809
Equity loss in investments . . . . . . . . . . . . . . . . . . . . . . . . . .	1,335	-
Gain on investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(10,144)	-
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	111	-
Changes in operating assets and liabilities:
Accounts receivable	35,571	6,715
Inventory	3,647	3,030
Prepaid expenses	(522)	3,055
Accounts payable and accrued liabilities	(15,491)	(5,591)
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .	996	(4,521)
Income taxes recoverable	5,135	-
Deferred revenue	(2,980)	120
Net cash provided by (used in) operating activities	(8,220)	6,805
Financing activities:
Issue of common stock	2,913	10,213
Reduction of Novell Obligations	(3,905)	(4,530)
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .	(992)	5,683

Investing activities:
Purchase of investments	(1,663)	(3,351)
Net change in capital assets	(7,426)	(17,241)
Proceeds on disposal of investment . . . . . . . . . . . . . . . . . . . . . .	10,144	-
Proceeds on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . .	-	63
Net cash provided by (used in) investing activities . . . . . . . . . . . . . .	1,055	(20,529)
Decrease in cash and cash equivalents	(8,157)	(8,041)
Cash and cash equivalents at beginning of period	18,021	24,506
Cash and cash equivalents at end of period	$ 9,864	$ 16,465

(See accompanying notes)

COREL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2000

(U.S. dollars, tabular amounts in thousands except per share data)

(unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Corel Corporation and its subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. The financial statements have been prepared by the Company in accordance with accounting principles for interim financial statements generally accepted in Canada, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These principles are also generally accepted in the United States except as disclosed in Note 7. While management has based its assumptions and estimates on facts and circumstances currently known, actual amounts may differ from such estimates. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

These financial statements have been prepared using generally accepted accounting principles that are applicable to a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As such, the financial statements do not reflect adjustments in the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate, and such adjustments could be material.

Based on the prospects for revenue and the cost structure currently in place at the Company, the Company expects that results for the next quarter may be similar to those experienced in the second quarter of fiscal 2000 and accordingly, management believes that the Company needs to effect a significant cost reduction plan in the near term. The Company has completed the public offering as described in Note 6, the proceeds of which management believes are necessary for the Company to continue to meet its liabilities and other commitments as they become due. If the contemplated cost reduction plan is not completed and successfully implemented in the near term and /or the Company's operating results do not improve, the Company's ability to continue would be in substantial doubt and the going concern assumption detailed in the preceding paragraph may not be appropriate.

Software Revenue Recognition

On December 1, 1999, the Company adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions". This has not had a material impact on the Company's financial results.

2. Unaudited Interim Financial Statements

The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

3. Inventories

	May 31, 2000	November 30, 1999
Product components	$ 4,518	$ 8,582
Finished goods	5,402	4,985
	$ 9,920	$ 13,567

4. 1998 Restructuring Charge

The Company proceeded with the implementation of a consolidation plan introduced in the third fiscal quarter of 1998. During the first six months of fiscal 2000, approximately $0.3 million were disbursed, principally for facilities closure costs, from the November 30, 1999 balance of accrued restructuring costs. As at May 31, 2000 the restructuring accrual included in accounts payable and accrued liabilities was approximately $0.9 million.

5. Income Taxes

On December 1, 1999, the Company adopted the Canadian Institute of Chartered Accountants' ("CICA") handbook section 3465, "Income Taxes", which is similar in all material respects to United States Financial Accounting Standards Board Statement No.109. Under this new accounting policy, income taxes are provided for using the liability method whereby deferred tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of assets and liabilities.

The tax effects of the significant components of temporary differences giving rise to the Company's future income tax assets are as follows:

	May 31, 2000	November 30, 1999
Operating loss carryforward	$ 12,301	$ 11,200
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,519	9,400
Reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,279	3,100
Royalties not yet deducted for tax purposes . . . . . . . . . . . . . . . .	1,201	1,300
Investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,000	2,000
	24,300	27,000
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(22,430)	(25,358)
Net current future tax assets	$ 1,870	$ 1,642

The net current future tax assets relate to the operations in the United States of America. These assets are temporary differences which the Company believes will reverse in the near future.

6. Subsequent events

On June 28, 2000, the Company issued 7,299,270 common shares and 3,649,635 common share purchase warrants for gross proceeds of Cdn. $30.0 million. The common share purchase warrants are exercisable at a price of Cdn. $4.56 for a period of 12 months from their date of issue. The net proceeds of Cdn. $28.5 million have been received as of June 28, 2000 and are to be usedto meet operating cash requirements, cost reduction plan costs, capital commitments and for working capital purposes.

On July 17, 2000, the Company announced that Hemera Technologies Inc. ("Hemera"), of Hull, Quebec, has acquired GraphicCorp, a division of the Company, as well as the Company=s collection of premium and stock digital photographic images. As part of the transaction, the Company has obtained a 23 per cent equity interest in Hemera. The companies have also entered into agreements which allow the Company to maintain perpetual licences to use and distribute the image content in its products and online services. The results of operations of GraphicCorp are not considered material to the Company's continuing operations.

7. Significant Differences Between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which is different in some respects from US GAAP. Significant differences between Canadian GAAP and US GAAP are set forth below:

(a) Comprehensive Income

On December 1, 1999, the Company adopted the United States Financial Accounting Standards Board ("FASB") Statement No.130, "Reporting Comprehensive Income", ("FAS 130"). FAS 130 requires the presentation of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report changes in equity that result from transactions and other economic events, excluding transactions with owners in their capacity as owners. The Company's comprehensive income consists of net loss and unrealized gain or loss on available-for-sale marketable securities; however, the adoption of FAS 130 had no impact on the financial position or results of operations of the Company. The Company's comprehensive income (loss) for the three and six months periods ended May 31, 2000 and 1999 was $(38,299,124), $(45,039,548), $9,179,953 and $(5,459,275) , respectively.

(b) Stock-based compensation

At the Company's Annual and Special Meeting of Shareholders held on March 8, 2000, the shareholders approved an amendment to the Corel Corporation Stock Option Plan to increase the number of Common Shares reserved for issuance under the plan by 2,500,000 to accommodate the potential exercise of options currently granted under the plan. In addition, the shareholders also approved the extension of the expiry date of certain options held by senior management which were unable to be exercised, and therefore would expire, due to shares not being available pending the above noted shareholder approval of additional shares being reserved and also due to certain restricted trading periods imposed by the Company on senior management. The compensation cost to the Company for U.S. GAAP purposes is approximately $29.5 million.

(c) New accounting pronouncements

In June 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, amended by FAS 137 and 138 which establish standards for derivative instruments and hedging activities. They require that all derivatives be recognized as either assets or liabilities on the Balance Sheet and be measured at fair value. These statements are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which is the year beginning December 1, 2000 for the company. Prior periods should not be restated. The Company has not yet assessed the impact of adopting this pronouncement.

On March 31, 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), providing new accounting rules for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). FIN 44 does not change FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). The new rules are significant and will result in compensation expense in several situations in which no expense is typically recorded under current practice, including option repricings, purchase business combinations and plans that permit tax withholdings. FIN 44 is generally effective for transactions occurring after July 1, 2000, but applies to repricings and some other transactions after December 15, 1998. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was amended in March 2000 by SAB 101A. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective beginning the Company's first quarter of fiscal 2001. The Company does not expect the adoption of this SAB to have a material impact on its results of operations or financial position.

8. Segmented information

The Company has only one global operating segment as detailed in the consolidated financial statements included herein.

The Company sells its products worldwide from three geographic regions. A summary of sales by product, channel, region and by major customer from consolidated operations is as follows:

	Three Months Ended May 31		Six Months Ended May 31

	2000	1999	2000	1999
By product
Professional & Consumer Graphics software . . .	$ 17,227	$ 26,718	$ 36,619	$ 41,809
Productivity software . . . . . . . . . . . . . . . . . . . . .	16,788	43,762	39,247	68,623
Linux operating system and applications. . . . . . . . . . .	2,626	-	4,916	-
Video Communications . . . . . . . . . . . . . . . . . . . . . . . .	(2)	21	(2)	375
Total sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 36,639	$ 70,501	$ 80,780	$ 110,807

By sales channel
Retail packaged products	$ 18,877	$ 43,874	$ 41,794	$ 61,089
OEM licenses	4,502	7,251	8,855	13,371
Corporate licenses	13,260	19,376	30,131	36,347
Total sales	36,639	70,501	80,780	110,807

By region
North America	$ 22,359	$ 47,346	$ 46,089	$ 72,075
Europe	8,149	17,685	22,940	31,247
Other international	6,131	5,470	11,751	7,485
Total sales	$ 36,639	$ 70,501	$ 80,780	$ 110,807

By major customer
Navarre Corporation . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 4,833	$ 574	$ 7,983	$ 640
Ingram Micro . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	542	22,123	974	28,628
Merisel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	305	8,953	527	11,781
Total	$ 5,680	$ 31,650	$ 9,484	$ 41,049

9. Contingencies

On or about March 5, 1998, the Company was served with a class action lawsuit filed against it by named Plaintiff Great Neck Capital Appreciation Investment Partnership in the United States District Court for the Eastern District of New York. On May 12, 2000, by Order and Final Judgment, the Consolidated Action was dismissed with prejudice pursuant to an agreed payment by the Company.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to employment, intellectual property and other matters. The Company believes that such claims, individually, may not have a material adverse effect on its business, financial position or results of operations but, in the aggregate, may have a material adverse effect on its business, financial position or results of operations. Such possible effect cannot be reasonably estimated at this time.

10. Stock option plan 2000

At the Company's Annual and Special Meeting of Shareholders held on March 8, 2000, the shareholders approved the Corel Corporation Stock Option Plan 2000 (the "Plan") with the maximum number of common shares to be issued under the Plan set at 4,000,000. Pursuant to the Plan, on March 30, 2000, options for an aggregate of 3,413,000 common shares of the Company, exercisable at a price of $15.25 per share, were granted to employees of the Company and on April 17, 2000, options for 30,000 common shares of the Company, exercisable at a price of $9.65 per share, were granted to an employee of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, manufactures, licenses, sells and supports a wide range of software products, including Linux operating system, graphics, business productivity and consumer product applications. The Company plans to focus more resources on emerging product markets such as Linux.

On December 22, 1999, the Company acquired a one third ownership stake in LinuxForce Inc., of Philadelphia, with a three-year option to increase the ownership position to two-thirds. LinuxForce is a company organized to deliver a full-range of technical services and support for Linux®. This strategic investment will allow Corel to deliver end-to-end Linux solutions by combining Corel's Linux product lines with a comprehensive technical and professional services portfolio.

On January 12, 2000, the Company entered into an agreement to acquire up to a 30 per cent interest in Newlix, an Ottawa-based Linux start-up company. Newlix develops Linux-based Omega server software.

On January 18, 2000, the Company entered into an agreement to acquire up to a 30 per cent stake in OE/One.com, a Hull, Quebec based start up company developing an "Information Appliance" platform or thin-client Internet Appliance platform.

On February 7, 2000, the Company entered into a definitive merger agreement with Inprise Corporation ("Inprise") of Scotts Valley, California. On May 15, 2000 Inprise and the Company entered into a Termination Agreement and Release. As a result of the Termination Agreement, the proposed merger between Inprise and the Company was terminated and Inprise and the Company agreed to release each other from all liabilities arising from, relating to or in connection with the Merger Agreement and related option agreements.

On March 24, 2000, the Company entered into an agreement to purchase all of the assets relating to the Painter, Bryce and KPT family of graphic software products of MetaCreations Corporation of Santa Barbara California. The cash purchase price for the assets was $10.0 million of which $2.0 million was paid on March 24, 2000 and the balance being payable in $2.0 million instalments on each of June 30, 2000, September 30, 2000, December 31, 2000 and January 31, 2001.

Results of Operations

Sales

Sales decreased 48% to $36.6 million in the second quarter of fiscal 2000 from $70.5 million in the second quarter of fiscal 1999. Sales also decreased 27% to $80.7 million in the first six months of fiscal 2000 from $110.8 million in the first six months of fiscal 1999. This decrease was due primarily to the Company's flagship products WordPerfect Office 2000 and CorelDRAW 9 nearing the end of their life cycles in fiscal 2000. Financial performance in the second quarter of fiscal 2000 as compared to the same period in the prior year was negatively impacted primarily by the decline in revenues. This decline in revenues can be attributed primarily to the lack of new major product releases in the second quarter of fiscal 2000 whereas two major product releases occurred in the comparable period in fiscal 1999. In addition, the Corporation has been impacted, as has the entire industry in the Corporation's belief, by the reduction in the amount of product inventory traditionally held within the distribution channel. Based on the Company's prospects for revenue, the Company expects that results for the third quarter of fiscal 2000 may be similar to those experienced in the second quarter of fiscal 2000.

The table below shows sales consisting of professional and consumer graphics software, productivity software, Linux products and video communications:

	Three Months Ended May 31		Six Months Ended May 31

	2000	1999	2000	1999

Professional & Consumer Graphics software . . . . . .	$ 17,227	$ 26,718	$ 36,619	$ 41,809
Productivity software . . . . . . . . . . . . . . . . . . . . . . . .	16,788	43,762	39,247	68,623
Linux operating system and applications. . . . . . . . . . . . . .	2,626	-	4,916	-
Video Communications . . . . . . . . . . . . . . . . . . . . . . . . . . .	(2)	21	(2)	375
Total sales	$ 36,639	$ 70,501	$ 80,780	$ 110,807

Graphics software revenues decreased by $9.5 million in the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999. Graphics software revenues also decreased by $5.2 million in the first six months of fiscal 2000, as compared to the first six months of fiscal 1999. The reduction in Graphics software revenue is attributable to CorelDRAW 9 being at the beginning of its life cycle in the second quarter of fiscal 1999 and nearing the end of its life cycle in the second quarter of 2000.

Productivity software revenues decreased by $27.0 million in the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999, productivity software also decreased by $29.4 million in the first six months of fiscal 2000, as compared to the first six months of fiscal 1999. The reduction in productivity sales revenue was due to WordPerfect Office 2000 being near the end of its life cycle in the second quarter of fiscal 2000.

The Company distributes its products primarily through distributors (as retail packaged products), OEM licenses and corporate licenses. The table below shows sales through these channels:

	Three Months Ended May 31		Six Months Ended May 31

	2000	1999	2000	1999
Retail packaged products	$ 18,877	$ 43,874	$ 41,794	$ 61,089
OEM licenses	4,502	7,251	8,855	13,371
Corporate licenses	13,260	19,376	30,131	36,347
Total sales	$36,639	$70,501	$80,780	$110,807

Retail packaged products and corporate licences are sold primarily through distributors. The three largest distributors accounted for $5.4 million (15%) and $23.2 million (33%) of the Company's sales in the second quarter of fiscal 2000 and 1999, respectively and $15 million (19%) and $30.7 million (28%) in the first six months of fiscal 2000 and 1999, respectively. Retailed packaged product volume decreased by $25.0 million in the second quarter of fiscal 2000 and by $19.3 million in the first six months of fiscal 2000 as compared to the same time periods in fiscal 1999. The reduction in retail packaged products was primarily due to the Company's flagship products being near the end of their life cycles.

OEM licenses decreased by $2.7 million in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. OEM license revenue also decreased by $4.5 million in the first six months of fiscal 2000, as compared to the first six months of fiscal 1999. The decrease in OEM license revenue is due primarily to decreases in sales of CorelDRAW 9, WordPerfect Office and Print House.

Corporate licenses, including maintenance revenues, decreased by $6.1 million in the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999. Corporate licenses decreased by $6.2 million in the first six months of fiscal 2000, as compared to the first six months of fiscal 1999. The decrease in corporate licenses is attributable to WordPerfect Office 2000 being near the end of its life cycle.

The table below shows the Company's sales geographically:

	Three Months Ended May 31		Six months Ended May 31

	2000	1999	2000	1999
North America	$ 22,359	$ 47,346	$ 46,089	$ 72,075
Europe	8,149	17,685	22,940	31,247
Other international	6,131	5,470	11,751	7,485
Total sales	$ 36,639	$ 70,501	$ 80,780	$ 110,807

Sales outside North America, principally in Europe, were 39% and 33% of the Company's sales for the second quarter of fiscal 2000 and 1999, respectively. In the first six months of fiscal 2000 and fiscal 1999 sales outside North America, principally in Europe, were 43% and 35%, respectively.

The Company's products are sold primarily in US dollars except to non-distributor customers in Canada. Sales in US dollars as a percentage of total sales were in excess of 90% in the second quarter of both fiscal 2000 and fiscal 1999, as well as the first six months of both fiscal 2000 and fiscal 1999.

Gross Profit

The Company includes in cost of sales all costs associated with the acquisition of components, the assembly of finished products, product royalties, the amortization of software acquisition costs and shipping. Costs associated with warehousing are included in selling, general and administrative expenses. Acquired software has been capitalized and is currently being amortized over a 36-month period commencing with the month of first shipment of the product incorporating such acquired software, except for the cost of the WordPerfect family of software programs and related technology, which is currently being amortized over a five year period.

Gross profit as a percentage of sales decreased in both the second quarter and the first six months of fiscal 2000 compared to both the second quarter and the first six months of fiscal 1999 and is primarily attributable to the overall decrease in sales.

Advertising Expense

Advertising expenses include all marketing, advertising and trade show expenses. Advertising expenses decreased in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The decrease in advertising expenses can be attributed to a reduced emphasis on WordPerfect Office 2000 and CorelDRAW 9 as these products are approaching the end of their life cycle. The increase in advertising expenses in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999 can be attributed to the launch of the Company's Linux operating system.

Selling, General and Administrative Expense

Selling, general and administrative expenses include all general administrative expenses as well as expenses associated with warehousing. Selling, general and administrative expenses increased marginally in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The increase in selling, general and administrative expenses in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999 is primarily due to increased selling efforts for CorelDRAW 9, WordPerfect Office and Corel's Linux operating system, Corel Linux OS, as well as an increased headcount.

Research and Development Expense

The Company has expensed all of its internal software development costs as incurred, in accordance with Canadian GAAP. Research and development expenses are reported net of Canadian investment tax credits.

Net research and development expenses decreased marginally in both the second quarter and the first six months of fiscal 2000 compared to the second quarter and the first six months of fiscal 1999.

Depreciation and Amortization Expense

Depreciation and amortization expenses, which do not include the amortization of purchased software, increased in both the second quarter and the first six months of fiscal 2000 compared to the second quarter and the first six months of fiscal 1999. The increase in depreciation and amortization expense is primarily due to the purchase of computer assets during the second quarter of fiscal 2000.

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

Interest Expense (Income)

The Company reported a decrease in net interest expense in both the second quarter and the first six months of fiscal 2000 compared to the second quarter and the first six months of fiscal 1999. The change was due to the decreased balance of the Novell obligations.

Income Taxes

The Company's effective tax rates were (2.2%) and 3.6% for the second quarter of fiscal 2000 and 1999, respectively and (9.3%) and (11%) for the first six months of fiscal 2000 and 1999. These rates vary from the Company's statutory tax rate of 44%, primarily due to foreign tax rate differences associated with the Company's international operations and the unrecorded tax benefit of accounting losses in the 1999, 1998 and 1997 fiscal years. The accounting losses include loss carry forwards for income tax purposes.

Cost Reduction Plan

On May 16, 2000 following termination of the merger agreement with Inprise, the Company announced that it has undertaken a cost reduction plan with the intention of eliminating $40 million in costs to the Company on an annualized basis. The cost reduction plan will be implemented in a series of steps. The Company has not currently fixed a date by which it expects its plan to be finalized and approved by its Board of Directors.

Cost reduction actions commenced in late April 2000, when the Company began to curtail discretionary spending, particularly in the area of direct marketing and travel. In early May 2000, the Company proceeded to identify broader areas of spending cuts, namely, in the areas of future hirings, capital purchases and other discretionary purchases. In mid-May 2000, the Company began to consider employee terminations and commenced a formal process of planning for spending cuts that would reduce its quarterly expenses to a level commensurate with expected achievable revenues.

The Company established a targeted spending rate for its second and third fiscal quarters based on its expectations in early May 2000 for achievable revenues in those periods. Consideration was also given to the amount of spending that had occurred in the first quarter and spending estimates for the second quarter, with a normalization factor for what was considered non-recurring. In summary, this called for a quarterly cost structure of $45 million or a $10 million quarterly reduction from normalized spending rates.

On June 8, 2000, the Company announced a reduction in its workforce by approximately 320 positions from a combination of employee terminations, termination of contract positions, elimination of vacant positions, attrition and termination of the services of independent contractors. The costs of severance and other termination payments will be recorded in the Company's third fiscal quarter ending August 31, 2000. The estimated annualized cost saving from the workforce reduction, without taking into account one time implementation charges, is expected to be approximately $11 million.

The Company is in the process of finalizing its operating budget to a $45 million quarterly spending rate. Other than workforce reduction, the largest cuts are expected to be made in marketing and advertising as historically these costs have largely been discretionary in nature. The Company is also reducing the amount of product localization it will perform to localize products only to the extent commensurate with the expected revenues from that localization. The Company is also targeting manufacturing and inventory management practices for savings. The Company is looking to modify its inventory management model to reduce the amount of inventory on hand and related costs and to standardize, where practicable, packaging and documentation. The Company is also analysing the profitability of certain of its non-core product lines and may decide to terminate future development and/or marketing of these non-core products, with a possible resulting one-time write-off of any capitalized costs associated with these products. These actions related to non-core products would not be expected to adversely impact the Company's future prospects. Lastly, the Company expects to continue with its recently instituted restrictions on new hiring, travel, capital expenditure and other, historically, discretionary spending.

The Company does not expect to incur significant costs in connection with the implementation of other components of the cost reduction plan other than workforce reduction.

As stated above, the Company's cost reduction plan is intended to match costs with expected achievable revenues for future quarters. In the past the Company has experienced an increase in revenues immediately following and as a result of the release by the Company of new versions of its products, including CorelDRAW and Corel WordPerfect Office. The Company may receive increased revenues from the expected release of a new version of CorelDRAW for Windows in the fourth quarter of fiscal 2000 and from the release of a new version of Corel WordPerfect Office for Windows in the first half of fiscal 2001. In addition, the Company may receive additional revenues from the release of Linux-based application software which is currently under development. However, there can be no assurance that the anticipated releases described above will result in such increases.

The Company is also considering the possible spin-off of non-core activities or activities which can be readily outsourced, as well as the sale of some or all of its minority investments. The Company does not expect that the transfer of such activities or the sale of such investments will result in immediate cost reductions or cash proceeds.

Liquidity and Capital Resources

As of May 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of approximately $9.9 million, and accounts receivable of $23.2 million. Cash equivalents consist of overnight call loans to a major Canadian bank. Novell obligations of $14.7 million consist of the outstanding royalty and product return obligations pursuant to the acquisition of the WordPerfect family of software programs on March 1, 1996.

Cash used in operations was $8.2 million for the first six months of fiscal 2000 compared to cash provided by operations of $6.8 million for the first six months of fiscal 1999. The decrease of $15.1 million was primarily due to the net loss of $36 million in the first six months of fiscal 2000 as compared to the net loss of $5.4 million in the first six months of fiscal 1999.

Accounts receivable decreased in the second quarter of fiscal 2000, from the first quarter of 2000, as a result of both reduced sales levels in the second quarter of 2000 from sales levels in the first quarter of 2000 and increased collection efforts.

Financing activities used $0.9 million in the first six months of fiscal 2000 compared to an inflow of $5.7 million in the first six months of fiscal 1999. The source of cash in 2000 through financing activities was the exercise of employee stock options for $2.9 million as compared to $10.2 million in the first six months of fiscal 1999. The use of cash in the first six months of 2000 was the repayment of the Novell obligations.

Investing activities provided $1.1 million in the first six months of fiscal 2000 compared to a use of $20.5 million in the first six months of fiscal 1999, including proceeds from sales of shares of GraphOn Corporation ("GraphOn") of $10.1 million in the first six months of fiscal 2000 and expenditures for capital assets of $7.4 million in the first six months of fiscal 2000 compared to $17.2 million in the first six months of fiscal 1999.

The Company expects to have a net negative cash position of approximately US$0.5 million at August 31, 2000, after costs of operations, capital expenditures and initial costs of implementing its cost reduction plan. The Company intends to meet its cash deficiency from the proceeds of the offering of common shares and common share purchase warrants that was completed on June 28, 2000 or from other possible sources, including the further sale of shares of GraphOn. The Company's net negative cash position described above and its cash requirements in future periods could be materially affected by results of operations.

The Company currently holds 1,193,824 GraphOn shares. In the agreement pursuant to which the Company acquired these shares, the Company agreed with GraphOn not to sell the shares until January 1, 2000, and thereafter to sell a maximum of 25% of the total original holdings of 2,167,114 shares in each calendar quarter commencing January 1, 2000, subject to the provisions of Rule 144 promulgated under the United States Securities Act of 1933 ("Rule 144"), assuming that the Company is considered to be an "affiliate" of GraphOn for the purposes of Rule 144 and, therefore, subject to the volume limitations thereof. The volumes of trading in GraphOn shares have permitted the sale of a full 25%, namely, 595,956 shares in each of the first calendar quarter and the second calendar quarter of 2000. The sales in the first calendar quarter were made at net prices ranging from $15 to $22.19 and for aggregate net proceeds of approximately $10.9 million. The sales in the second calendar quarter were made at net trading prices ranging from $7.00 to $9.56 for aggregate net proceeds of approximately $4.5 million.

Potential Fluctuations in Quarterly Results

The Company has experienced, and expects to continue to experience, significant fluctuations in its quarterly operating results due to the following factors: market acceptance of new and enhanced products, timing and shipment of significant orders, mix of products sold, exchange rate fluctuations, length of sales cycles and cycles in the markets the Company serves. In addition, the Company's net sales and operating results for a future quarter will depend on generating and shipping orders in the same quarter that the order is received. The failure to receive anticipated orders or delays in shipments near the end of a quarter, due to rescheduling, cancellations or unexpected manufacturing difficulties, may cause net sales in a particular quarter to fall significantly below expectations. This could adversely affect the Company's operating results for such quarter.

Subsequent Events

On June 28, 2000, the Company issued 7,299,270 common shares and 3,649,635 common share purchase warrants for gross proceeds of Cdn. $30.0 million. The common share purchase warrants are exercisable at a price of Cdn. $4.56 for a period of 12 months from their date of issue. The net proceeds of Cdn. $28.5 million will be used to meet operating cash requirements through August 31, 2000, approximately US$4 million of which will be used to pay employee severance and other cost reductions plan costs and US$10.5 million of which will be used to meet capital commitments, through September 30, 2000. Additional amounts of the proceeds may be required to meet cash requirements after September 30, 2000, if the implementation of the Company's cost reduction plan or if expected achievable revenues are not realized. The balance of the proceeds will be used for working capital purposes.

On July 17, 2000, the Company announced that Hemera Technologies Inc. ("Hemera"), of Hull, Quebec, has acquired GraphicCorp, a division of the Company, as well as the Company=s collection of premium and stock digital photographic images. As part of the transaction, the Company has obtained a 23 per cent equity interest in Hemera. The companies have also entered into agreements which allow the Company to maintain perpetual licences to use and distribute the image content in its products and online services. The results of operations of GraphicCorp are not considered material to the Company's continuing operations.

Forward-looking Statements

This report and other reports and statements published by the Company from time to time (collectively, "Published Reports") contain, or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in Published Reports, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development, the successful implementation of the cost reduction plan and other risks and uncertainties, including, in addition to any risks and uncertainties specifically identified in the text surrounding such statements, those risks discussed in Corel Corporation's 1999 Annual Report on Form 10-K under the section titled "Factors That May Affect Future Operating Results," uncertainties with respect to changes or developments in social, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

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

On November 9, 1998, the Company filed a Motion to Dismiss the Consolidated Complaint in its entirety. On December 30, 1998, Plaintiffs filed a related Motion to strike certain documents referred to in the Company's Motion to Dismiss. Both motions were fully briefed by February 12, 1999. On June 18, 1999, the Company filed a second Motion to Dismiss on the grounds of forum non conveniens. On September 1, 1999, the parties entered into a Memorandum of Understanding and agreed in principle to settle this litigation. In view of the settlement in principle, the Court, on September 28, 1999, denied the pending motions as moot, subject to renewal in the event that the settlement is not consummated. On January 13, 2000, the parties executed a Settlement Agreement, subject to approval of the Court. On January 14, 2000, the parties requested that the Court (a) preliminarily approve the proposed settlement; (b) schedule a final settlement hearing; and, (c) direct that notice of the proposed settlement be given to the members of the class. On February 7, 2000, the Court preliminarily approved the proposed settlement and fixed May 12, 2000 as the date for the settlement hearing. By Order and Final Judgment dated May 12, 2000, the Consolidated Action was dismissed with prejudice pursuant to an agreed payment by the Company.

On or about June 19, 1998, the Company became aware of a complaint filed against it by Dennis Berkla, d.b.a. Digarts Software. The plaintiff claimed breach of a Non-Disclosure Agreement (NDA) and claimed Copyright Infringement. The complaint was amended April 9, 1999 for damages for Copyright Infringement, Breach of the NDA, Unfair Competition, and Breach of Confidence. Berkla and a Corel representative signed a non-disclosure agreement prior to Berkla sending certain images to Corel for evaluation. Plaintiff contends that the CD contained images he sent to Corel were covered by this agreement, and that Corel breached the agreement through a limited distribution of his images to Corel employees who were involved in graphics creation, and through a limited distribution of his images to certain Corel beta testers. Plaintiff also originally alleged that certain images in Corel products infringed his copyrights. Corel filed its answer to plaintiff's second amended complaint on April 26, 1999. On September 9, 1999, Corel was awarded partial summary judgement dismissing the bulk of plaintiff's copyright infringement claims and limiting plaintiff's state law claims. In September 1999 the plaintiff amended his claim to seek punitive damages as well. On October 26, 1999, the court excluded any award of punitive damages from the plaintiff's potential recovery. A jury trial of the remaining claims commenced October 26, 1999, in the United States District Court, Eastern District of California and the jury awarded minimal damages to the plaintiff resulting in a favourable outcome for Corel. Plaintiff is appealing the judge's decision to strike punitive damages. Parties filed cross-motions to recover their respective attorneys' fees and costs. On January 24, 2000, the District court issued an order denying recovery of attorneys' fees or costs by either party. On February 24, 2000, plaintiff filed a second notice of appeal, appealing the District Court's denial of recovery of plaintiff's attorneys' fees. Corel has cross-appealed the District Court's order denying Corel's attorneys' fees and costs. All appeals are pending. Court-connected mediation regarding the appeal issues was held on June 19, 2000 with no resolution.

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

The Answer to the Complaint was filed by the Government on March 21, 2000. The Government also produced the administrative document record (all related government documents) on March 28, 2000. The Government has filed a motion to have Corel's action dismissed for lack of jurisdiction and, in the alternative, for summary judgment. Corel is currently filing its motion for an injunction against the Government. These motions are currently pending.

On October 14, 1999, the Ontario Securities Commission filed charges against Dr. Michael C.J. Cowpland, the Company's Chairman, President and Chief Executive Officer and his holding company, M.C.J.C. Holdings Inc., in the Ontario Court of Justice. The charges include four counts of violating provisions of the Ontario Securities Act related to insider trading. The trial of these issues is a private matter between the Ontario Securities Commission and Dr. Cowpland as an individual. As such, it is not expected to affect the Company's day-to-day activities. Dr. Cowpland continues to deny all allegations by the Ontario Securities Commission.

On March 13, 2000, the Company was served with a complaint filed against it and Dr. Michael C.J. Cowpland by plaintiffs Anthony Basilio and Fred Spagnola in the United States District Court for the Eastern District of Pennsylvania. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by misrepresenting or failing to disclose material information about Corel's financial condition. The complaint seeks an unspecified amount of money damages.

On March 29, 2000, the Company was served with a second complaint filed against the same named defendants by plaintiff Alan Treski in the United States District Court for the Eastern District of Pennsylvania. This second complaint references an identical Class Period as the Basilio complaint referenced above and contains similar allegations. Since service of the Basilio and Treski complaints, the Company has become aware of four additional complaints filed in the same jurisdiction and one complaint filed in the District of Massachusetts that reference an identical Class Period and contain similar allegations. To date, the Company has not been served with any of these five additional complaints. On May 12, 2000, the firm of Savett Frutkin Podell & Ryan, counsel for plaintiffs Basilio, Spagnola and Treski, filed Motions for Appointment of Lead Plaintiffs and Co-Lead Counsel and a related Motion for Consolidation in respect of the six pending Eastern District of Pennsylvania and the one District of Massachusetts actions. A scheduling conference occurred on June 14, 2000. An order consolidating all seven complaints is being circulated for approval by counsel before being submitted to the court. The proposed order also approves the plaintiffs' motion for the appointment of lead plaintiffs and co-lead counsel. Fred Spagnola, Michael Perron and David Chavez will be appointed as Lead Plaintiffs. The firms of Weinstein Kitchenoff Scarlato & Goldman Ltd. and Savett Frutkin Podell & Ryan, P.C. will be appointed as Co-Lead Counsel. The deadline for filing a Consolidated Amended Complaint on behalf of the lead plaintiffs and the class will be August 14, 2000. The Company intends to aggressively defend this matter.

On April 24, 2000, Carleton Acquisition Co., a wholly-owned subsidiary of Corel, was served with a lawsuit filed by Management Insights, Inc. in the Court of Chancery of the State of Delaware in New Castle County against Inprise Corporation ("Inprise"), four individually named directors of Inprise, Corel and Carleton Acquisition Co. The president and CEO of the plaintiff corporation is C. Robert Coates, who resigned as director of Inprise allegedly as a result of the proposed merger with Corel. The plaintiff sought an injunction against the consummation of the merger, and in the alternative sought rescissory and other unspecified equitable relief and damages. As against Corel, the plaintiff alleged that the Company induced the merger agreement with misrepresentations of its current and projected financial results. Due to the failure of the Corel / Inprise merger on May 16, 2000, the case became moot. On June 5, 2000, the case was dismissed with prejudice, with the defendant Inprise contributing some funds toward the plaintiff's legal costs. The Company did not contribute funds toward the settlement.

The Company is a party to a number of additional claims arising in the ordinary course of business relating to employment, intellectual property and other matters. The Company believes that such claims, individually, may not have a material adverse effect on its business, financial position or results of operations but, in the aggregate, may have a material adverse effect on its business, financial position or results of operations. Such possible effect cannot be reasonably estimated at this time.

Item 4. Submission of matters to a vote of security holders

a) The Annual and Special Meeting of Shareholders was held on March 8, 2000.

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

3) The appointment of PricewaterhouseCoopers LLP as auditors.

For	Against
48,418,953	57,519

4) The approval of Resolution No. 1 - amendment to Corel Corporation Stock Option Plan to increase the number of Common Shares reserved for issuance under the Plan in order to accommodate the potential exercise of options currently granted under the Plan.

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

1) Exhibit 27

b) Reports on Form 8-K

1) Form 8-K Current Report (Incorporated by Reference and filed with the Securities and Exchange Commission on May 16, 2000)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COREL CORPORATION

(Registrant)

Date: July 17, 2000

By: /s/ John Blaine

John Blaine

Executive Vice-President, Finance

and Chief Financial Officer

(Principal Financial and Accounting Officer)