Form 10-Q
period 2000-08-31
COREL CORP
filed 2000-10-16
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended August 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

As of October 10, 2000, the registrant had 73,547,663 Common Shares outstanding.

COREL CORPORATION FORM 10-Q
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial statements

Consolidated Balance Sheets as of August 31, 2000 and November 30, 1999

Consolidated Statements of Operations and Deficit for the Three and Nine Months Ended August 31, 2000 and 1999

Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2000 and 1999

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

PART II. Other Information

Item 1. Legal Proceedings

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of US$)

	August 31,	November 30,
	2000	1999
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$ 11,557	$ 18,021
Accounts receivable, net
Trade	26,177	54,770
Other	1,664	3,954
Inventory, net	8,272	13,567
Income taxes recoverable . . . . . . . . . . . . . . . . . . . . . .	-	5,135
Future income tax assets . . . . . . . . . . . . . . . . . . . . .	1,713	1,642
Prepaid expenses	2,277	2,042
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .	51,660	99,131

Investments	11,772	2,873

Capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	40,469	49,697

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 103,901	$ 151,701
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 34,235	$ 50,284
Current portion of Novell obligations	5,470	10,594
Income taxes payable	5,187	-
Deferred revenue	13,100	18,472
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .	57,992	79,350

Novell obligations. . . . . .	6,464	7,985

Shareholders' equity
Common Shares (000s), no par value, 73,537 and
65,532 issued at August 31, 2000 and
November 30, 1999, respectively
Share capital	243,998	222,155
Contributed surplus	1,099	1,099
Deficit	(205,652)	(158,888)
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .. .	39,445	64,366
Total liabilities and shareholders' equity . . . . . . . . . . .	$ 103,901	$ 151,701

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT

(in thousands of US$, except per share data)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2000	1999	2000	1999
Sales	$ 36,357	$ 71,312	$ 117,137	$ 182,119
Cost of sales	7,840	15,466	34,121	41,118
Gross profit	28,517	55,846	83,016	141,001
Expenses
Advertising	6,912	11,641	29,586	32,358
Selling, general and administrative	18,602	19,377	64,421	59,934
Research and development	12,151	10,671	35,904	36,526
Depreciation and amortization	1,832	1,895	5,398	4,568
Settlement proceeds . . . . . . . . . . . . . . . . .	-	(6,342)	-	(6,342)
Loss on foreign exchange	727	319	1,196	265
	40,224	37,561	136,505	127,309
Income (loss) from operations	(11,707)	18,285	(53,489)	13,692
Gain on investment. . . . . . . . . . . . . . . . . . .	4,503	-	14,585	-
Interest income (expense)	191	46	254	(283)
Income (loss) before income taxes	(7,013)	18,331	(38,650)	(13,409)
Income tax expense. . . . . . . . . . . . . . . . . . .	(2,944)	(737)	(5,882)	(1,275)
Share of loss in equity investee . . . . . . . . .	(788)	-	(2,232)	-
Net income (loss)	(10,745)	17,594	(46,764)	12,134

Deficit beginning of period . . . . . . . . . . . . .	(194,907)	(181,064)	(158,888)	(175,604)
Deficit end of period . . . . . . . . . . . . . . . . .	$ (205,652)	$ (163,470)	$ (205,652)	$ (163,470)

Income (loss) per share:
Net income (loss)
Basic	$ (0.15)	$ 0.28	$ (0.69)	$ 0.20
Fully diluted . . . . . . . . . . . . . . . . . . . .	$ (0.15)	$ 0.26	$ (0.69)	$ 0.18

Average number of Common Shares outstanding (000s)
Basic . . . . . . . . . . . . . . . . . . . . . . . . . .	71,335	62,793	68,152	61,519
Fully diluted . . . . . . . . . . . . . . . . . . . .	71,335	69,062	68,152	68,720

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US$)

(unaudited)

	Nine Months ended August 31
	2000	1999
Operating activities:
Net loss	$ (46,764)	$ 12,134
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,204	14,436
Write down of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	934	-
Loss on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . .	131	-
Future income tax assets	(71)	853
Equity loss in investments . . . . . . . . . . . . . . . . . . . . . . . . . .	2,232	-
Gain on investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(14,585)	(809)
Decrease (increase) in accounts receivable . . . . . . . . . . . . .	30,883	(3,255)
Decrease (increase) in inventory. . . . . . . . . . . . . . . . . . . . . .	5,295	2,168
Decrease (increase) in prepaid expenses . . . . . . . . . . . . . . .	(235)	2,405
Decrease in accounts payable and accrued liabilities. . . . . .	(23,049)	(10,721)
Increase in income taxes payable . . . . . . . . . . . . . . . . . . . . .	5,187	(3,806)
Decrease in income taxes recoverable . . . . . . . . . . . . . . . . .	5,135	-
Increase (decrease) in deferred revenue . . . . . . . . . . . . . . . .	(5,372)	(304)
Net cash provided by (used in) operating activities	(25,075)	13,101
Financing activities:
Issue of common stock	21,843	6,712
Reduction of Novell Obligations	(6,645)	(7,000)
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .	15,198	(288)

Investing activities:
Purchase of investments	(1,663)	(1,561)
Purchase of capital assets	(9,781)	(12,871)
Proceeds on disposal of investment . . . . . . . . . . . . . . . . . . . . . .	14,585	2,922
Proceeds on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . .	272	96
Net cash provided by (used in) investing activities . . . . . . . . . . . . . .	3,413	(11,414)
Decrease in cash and cash equivalents	(6,464)	1,399
Cash and cash equivalents at beginning of period	18,021	22,393
Cash and cash equivalents at end of period	$ 11,557	$ 23,792

(See accompanying notes)

COREL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2000

(U.S. dollars, tabular amounts in thousands except per share data)

(unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of Corel Corporation and its subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for the comparative periods have been reclassified to conform to the current year presentation. The financial statements have been prepared by the Company in accordance with accounting principles for interim financial statements generally accepted in Canada, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These principles are also generally accepted in the United States except as disclosed in Note 7. While management has based its assumptions and estimates on facts and circumstances currently known, actual amounts may differ from such estimates. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

These financial statements have been prepared using generally accepted accounting principles that are applicable to a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As such, the financial statements do not reflect adjustments in the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used, that would be necessary if the going concern assumption were not appropriate, and such adjustments could be material. Based on subsequent events, as described in Note 6, the Company believes the above going concern assumption is appropriate.

Software Revenue Recognition

On December 1, 1999, the Company adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"). Revenue from license fees for software products is recognized when the software is delivered, when there is persuasive evidence that an arrangement exists, when the fee is fixed and determinable and collection is probable. If software products transactions include the right to receive future products, a portion of the revenue is deferred and recognized as such products are delivered. Revenue from services is recognized as the services are performed. The adoption of SOP 98-9 has not had a material impact on the Company's financial results.

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

3. Inventories

	August 31, 2000	November 30, 1999
Product components	$ 4,569	$ 8,582
Finished goods	3,703	4,985
	$ 8,272	$ 13,567

4. 1998 Restructuring Charge

The Company proceeded with the implementation of a consolidation plan introduced in the third fiscal quarter of 1998. During the first nine months of fiscal 2000, approximately $0.5 million was disbursed, principally for facilities closure costs, from the November 30, 1999 balance of accrued restructuring costs. As at August 31, 2000 the restructuring accrual included in accounts payable and accrued liabilities was approximately $0.7 million.

5. Income Taxes

On December 1, 1999, the Company adopted the Canadian Institute of Chartered Accountants' ("CICA") handbook section 3465, "Income Taxes", which is similar in all material respects to United States Financial Accounting Standards Board Statement No.109. Under this new accounting policy, income taxes are provided for using the liability method whereby future tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of assets and liabilities.

The tax effects of the significant components of temporary differences giving rise to the Company's future income tax assets are as follows:

	August 31, 2000	November 30, 1999
Operating loss carryforward	$ 16,339	$ 11,200
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,915	9,400
Reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,392	3,100
Royalties not yet deducted for tax purposes . . . . . . . . . . . . . . . .	1,151	1,300
Investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,000	2,000
	28,797	27,000
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(27,084)	(25,358)
Net current future tax assets	$ 1,713	$ 1,642

The net current future tax assets relate to the operations in the United States of America. These assets are temporary differences which the Company believes will reverse in the near future.

6. Subsequent events

On September 6, 2000, the Company announced that it had identified the components of the previously-targeted $40 million in expenditure cuts, designed to realign the company's costs with its expected achievable revenues. As part of this plan, the Corporation announced the proposed consolidation of its engineering operations, based in Dublin, Ireland, to its corporate headquarters in Ottawa, Canada. A total of 139 positions at the Dublin facility will be eliminated as a result of the move.

On September 19, 2000, the Company announced it had entered into a share purchase agreement with an institutional investor. Subject to the terms and conditions of this agreement, the Corporation may issue and sell to the investor up to 14,690,000 shares in periodic draw down periods over 24 months, if all associated warrants are exercised.

On October 2, 2000, the Company announced it had formed a strategic alliance with Microsoft Corporation that will see the two companies expand their relationship to encompass projects related to Microsoft's new .NET initiative. As part of this expanded relationship, Microsoft has purchased 24 million non-voting participating convertible preferred shares at a purchase price of $5.625 per share or a total purchase price and liquidation value of $135 million convertible on a share for share basis subject to anti-dilution protections, but not in Microsoft's hands. The companies will also work together to support the development, testing and marketing of new products related to the .NET platform. Joint-marketing initiatives will include participation in product launches and trade show events and representation on mutual Web sites. In addition, both companies have agreed to settle certain legal issues between them.

7. Significant Differences Between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which is different in some respects from US GAAP. Significant differences between Canadian GAAP and US GAAP are set forth below:

(a) Comprehensive Income

On December 1, 1999, the Company adopted the United States Financial Accounting Standards Board ("FASB") Statement No.130, "Reporting Comprehensive Income", ("FAS 130"). FAS 130 requires the presentation of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report changes in equity that result from transactions and other economic events, excluding transactions with owners in their capacity as owners. The Company's comprehensive income consists of net loss and unrealized gain or loss on available-for-sale marketable securities; however, the adoption of FAS 130 had no impact on the financial position or results of operations of the Company. The Company's comprehensive income (loss) for the three and nine months periods ended August 31, 2000 and 1999 was $(10,499,500), $(51,182,998), $16,127,972 and $12,540,217 , respectively.

(b ) Stock-based compensation

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

On March 31, 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"), providing new accounting rules for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 does not change FASB Statement No. 123, Accounting for Stock-Based Compensation. The new rules are significant and will result in compensation expense in several situations in which no expense is typically recorded under current practice, including option repricings, purchase business combinations and plans that permit tax withholdings. FIN 44 is generally effective for transactions occurring after July 1, 2000, but applies to repricings and some other transactions after December 15, 1998. The Company does not expect the adoption of FIN 44 to have a material impact on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which was amended in March 2000 by SAB 101A. SAB 101 summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective beginning the Company's first quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material impact on its results of operations or financial position.

8. Segmented information

The Company has only one global operating segment as detailed in the consolidated financial statements included herein.

The Company sells its products worldwide from three geographic regions. A summary of sales by product, by sales channel and by region from consolidated operations is as follows:

	Three Months Ended August 31		Nine Months Ended August 31
	2000	1999	2000	1999
By product
Professional & Consumer Graphics software . . .	$ 17,235	$ 32,403	$ 53,854	$ 74,212
Productivity software . . . . . . . . . . . . . . . . . . . . .	17,859	38,870	57,106	107,493
Linux operating system and applications. . . . . . . . .	1,263	-	6,179	-
Video Communications . . . . . . . . . . . . . . . . . . . . . .	-	39	(2)	414
Total sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 36,357	$ 71,312	$ 117,137	$ 182,119

By sales channel
Retail packaged products	$ 17,133	$ 42,471	$ 58,927	$ 103,560
OEM licenses	4,313	8,464	13,168	21,835
Corporate licenses	14,911	20,377	45,042	56,724
Total sales	36,357	71,312	117,137	182,119

By region
North America	$ 25,963	$ 48,191	$ 72,052	$ 120,266
Europe	5,814	14,690	28,754	45,937
Other international	4,580	8,431	16,331	15,916
Total sales	$ 36,357	$ 71,312	$ 117,137	$ 182,119

9. Contingencies

The Company is a party to a number of claims arising in the ordinary course of business relating to employment, intellectual property and other matters. The Company believes that such claims, individually, will not have a material adverse effect on its business, financial position or results of operations but, in the aggregate, may have a material adverse effect on its business, financial position or results of operations. Such possible effect cannot be reasonably estimated at this time.

10. Stock option plan 2000

At the Company's Annual and Special Meeting of Shareholders held on March 8, 2000, the shareholders approved the Corel Corporation Stock Option Plan 2000 (the "Plan") with the maximum number of common shares to be issued under the Plan set at 4,000,000. Pursuant to the Plan, on March 30, 2000, options for an aggregate of 3,413,000 common shares of the Company, exercisable at a price of Cdn. $15.25 per share, were granted to employees of the Company and on April 17, 2000, options for 30,000 common shares of the Company, exercisable at a price of Cdn. $9.65 per share, were granted to an employee of the Company. On July 10, 2000, 63,000 options were granted at a price of Cdn. $5.40 and another 8,000 were granted at a price of $3.63. On August 15, 2000, 10,000 options were granted at a price of Cdn. $5.35.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, manufactures, licenses, sells and supports a wide range of software products, including Linux operating system, graphics, business productivity and consumer product applications. The Company's products are available for users of most PCs, including International Business Machines Corporation and IBM compatible PCs, Apple Computer Inc.'s Macintosh, UNIX-based and Linux-based systems.

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

On January 12, 2000, the Company entered into an agreement to acquire up to a 30 per cent interest in Newlix Corporation, an Ottawa-based Linux start-up company. Newlix develops Linux-based Omega server software.

On January 18, 2000, the Company entered into an agreement to acquire up to a 30 per cent stake in OE/One.com Corp., a Hull, Quebec based start up company developing an "Information Appliance" platform or thin-client Internet Appliance platform.

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

On March 24, 2000, the Company entered into an agreement to purchase all of the assets relating to the Painter, Bryce and KPT family of graphic software products of MetaCreations Corporation of Santa Barbara California. The cash purchase price for the assets was $10.0 million of which $2.0 million was paid on each of March 24, 2000 and June 30, 2000 and the balance being payable in $2.0 million instalments on each of September 30, 2000, December 31, 2000 and January 31, 2001.

On June 28, 2000, the Company issued 7,299,270 common shares at Cdn. $4.11 per common share for total gross proceeds of Cdn. $30 million. In addition, warrants, on the basis of one warrant for every two shares purchased, were issued to the purchasers of common shares of the Company that were purchased as part of the offering. In the event that all of the warrants are exercised, the Company will issue an additional 3,649,635 common shares resulting in gross proceeds of Cdn. $16,642,335.60. As at August 31, 2000, 11,659 warrants have been exercised for gross proceeds of Cdn. $53,165.

On July 17, 2000, the Company announced that Hemera Technologies Inc. ("Hemera"), of Hull, Quebec, acquired GraphicCorp, a division of the Company, as well as the Company= s collection of premium and stock digital photographic images. As part of the transaction, the Company has obtained a 23 percent equity interest in Hemera. The companies have also entered into agreements which allow the Company to maintain perpetual licences to use and distribute the image content in its products and online services. The results of operations of GraphicCorp are not considered material to the Company's continuing operations.

On August 15, 2000 Michael Cowpland resigned as President, Chief Executive Officer and Chair of the Board of Directors of the Company. He will continue to serve as a director and as a technology advisor. Derek J. Burney, formerly executive vice-president, engineering and chief technology officer of the Company was appointed interim President and CEO. Mr. James Baillie, counsel to the law firm of Torys and Mr. Larry O'Brien, Chair of CALIAN Technology Ltd., were appointed to the Board of Directors following the Board of Directors' acceptance of the resignation from Mr. William G. Davis for personal reasons. Mr. Baillie has been appointed as Chair of the Board of Directors. On October 2, 2000 Mr. Burney was appointed President and CEO and appointed to the Board of Directors.

Results of Operations

Sales

Sales decreased 49% to $36.4 million in the third quarter of fiscal 2000 from $71.3 million in the third quarter of fiscal 1999. Sales also decreased 37% to $117.1 million in the first nine months of fiscal 2000 from $182.1 million in the first nine months of fiscal 1999. This decrease was due primarily to the Company's flagship products WordPerfect Office 2000 and CorelDRAW 9 nearing the end of their life cycles in fiscal 2000. Financial performance in the third quarter of fiscal 2000 as compared to the same period in the prior year was negatively impacted primarily by the decline in revenues. The Company has been impacted, as has the entire industry in the Company's belief, by the reduction in the amount of product inventory traditionally held within the distribution channel. The Company expects to release, for general availability, CorelDRAW 10 in the fourth quarter of fiscal 2000. The Company generally experiences an increase in revenues upon release of a major upgrade of its flagship products.

The table below shows sales consisting of professional and consumer graphics software, productivity software, Linux products and video communications:

	Three Months Ended August 31		Nine Months Ended August 31
	2000	1999	2000	1999

Professional & Consumer Graphics software . . . . . .	$ 17,235	$ 32,403	$ 53,854	$ 74,212
Productivity software . . . . . . . . . . . . . . . . . . . . . . . .	17,859	38,870	57,106	107,493
Linux operating system and applications. . . . . . . . . . . . . .	1,263	-	6,179	-
Video Communications . . . . . . . . . . . . . . . . . . . . . . . . . . .	-	39	(2)	414
Total sales	$ 36,357	$ 71,312	$ 117,137	$ 182,119

Graphics software revenues decreased by $15.2 million in the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999. Graphics software revenues also decreased by $20.4 million in the first nine months of fiscal 2000, as compared to the first nine months of fiscal 1999. The reduction in Graphics software revenue is primarily attributable to CorelDRAW 9 being in the early stages of its life cycle in the third quarter of fiscal 1999 and nearing the end of its life cycle in the third quarter of 2000.

Productivity software revenues decreased by $21.0 million in the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999. Productivity software also decreased by $50.4 million in the first nine months of fiscal 2000, as compared to the first nine months of fiscal 1999. The reduction in productivity sales revenue was due primarily to WordPerfect Office 2000 drawing to the end of its life cycle in the third quarter of fiscal 2000.

The Company distributes its products primarily through distributors (as retail packaged products), OEM licenses and corporate licenses. The table below shows sales through these channels:

	Three Months Ended August 31		Nine Months Ended August 31
	2000	1999	2000	1999
Retail packaged products	$ 17,133	$ 42,471	$ 58,927	$ 103,560
OEM licenses	4,313	8,464	13,168	21,835
Corporate licenses	14,911	20,377	45,042	56,724
Total sales	$36,357	$71,312	$117,137	$182,119

Retail packaged products and corporate licences are sold primarily through distributors. The three largest distributors accounted for $7.1 million (20%) and $21.4 million (30%) of the Company's sales in the third quarter of fiscal 2000 and 1999, respectively, and $16.8 million (14%) and $60.8 million (33%) in the first nine months of fiscal 2000 and 1999, respectively. Retailed packaged product volume decreased by $25.3 million in the third quarter of fiscal 2000 and by $44.6 million in the first nine months of fiscal 2000 as compared to the same time periods in fiscal 1999. The reduction in retail packaged products was due primarily to the Company's flagship products, WordPerfect Office 2000 and CorelDRAW 9, being near the end of their life cycles.

OEM licenses decreased by $4.2 million in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. OEM license revenue also decreased by $8.7 million in the first nine months of fiscal 2000, as compared to the first nine months of fiscal 1999. The decrease in OEM license revenue is due primarily to decreases in sales of CorelDRAW 9, WordPerfect Office and Print House.

Corporate licenses, including maintenance revenues, decreased by $5.5 million in the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999. Corporate licenses decreased by $11.7 million in the first nine months of fiscal 2000, as compared to the first nine months of fiscal 1999. The decrease in corporate licenses is primarily attributable to WordPerfect Office 2000 being near the end of its life cycle.

The table below shows the Company's sales geographically:

	Three Months Ended August 31		Nine Months Ended August 31
	2000	1999	2000	1999
North America	$ 25,963	$ 48,191	$ 72,052	$ 120,266
Europe	5,814	14,690	28,754	45,937
Other international	4,580	8,431	16,331	15,916
Total sales	$ 36,357	$ 71,312	$ 117,137	$ 182,119

Sales outside North America, principally in Europe, were 29% and 32% of the Company's sales for the third quarter of fiscal 2000 and 1999, respectively. In the first nine months of fiscal 2000 and fiscal 1999 sales outside North America, principally in Europe, were 39% and 34%, respectively.

The Company's products are sold primarily in US dollars except to non-distributor customers in Canada. Sales in US dollars as a percentage of total sales were in excess of 90% in the third quarter of both fiscal 2000 and fiscal 1999, as well as the first nine months of both fiscal 2000 and fiscal 1999.

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

Gross profit as a percentage of sales increased marginally in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. In the first nine months of fiscal 2000 gross profit as a percentage of sales decreased as compared to the first nine months of fiscal 1999 due principally to the fixed costs components of cost of sales as described above being applied to an overall decrease in sales.

Advertising Expense

Advertising expenses include all marketing, advertising and trade show expenses. Advertising expenses decreased in both the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 and the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The decrease in advertising expenses can be attributed to the Company's cost reduction plan.

Selling, General and Administrative Expense

Selling, general and administrative expenses include all general administrative expenses as well as expenses associated with warehousing. Selling, general and administrative expenses decreased in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily due to a reduced headcount. The increase in selling, general and administrative expenses in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999 is primarily due to increased selling efforts for CorelDRAW 9, WordPerfect Office 2000 and Corel's Linux operating system, Corel LINUX OS, an increased headcount in the first two quarters of fiscal 2000 as well as a one time legal settlement of approximately $2.6 million and consulting costs related to the Company's cost reduction plan.

Research and Development Expense

The Company has expensed all of its internal software development costs as incurred, in accordance with Canadian GAAP. Research and development expenses are reported net of Canadian investment tax credits.

Net research and development expenses increased in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 due to the upcoming launch of CorelDRAW 10 in the fourth quarter of fiscal 2000. Net research and development decreased marginally in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. Included in research and development expenses are one time employee severance costs associated with the Company's cost reduction plan of approximately $2.5 million.

Depreciation and Amortization Expense

Depreciation and amortization expenses, which do not include the amortization of purchased software, increased in both the third quarter and the first nine months of fiscal 2000 compared to the third quarter and the first nine months of fiscal 1999. The increase in depreciation and amortization expense is due primarily to the purchase of computer assets during the second quarter of fiscal 2000 as well as a one time revaluation of assets to market value.

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

Interest Expense (Income)

The Company reported a decrease in net interest expense in both the third quarter and the first nine months of fiscal 2000 compared to the third quarter and the first nine months of fiscal 1999. The change was due to the decreased balance of the Novell obligations.

Income Taxes

The Company's effective tax rates were (41%) and 4% for the third quarter of fiscal 2000 and 1999, respectively and (15.1%) and 9.5% for the first nine months of fiscal 2000 and 1999. These rates vary from the Company's statutory tax rate of 44%, primarily due to foreign tax rate differences associated with the Company's international operations and the unrecorded tax benefit of accounting losses in the 1999, 1998 and 1997 fiscal years. The accounting losses include loss carry forwards for income tax purposes.

Cost Reduction Plan

On May 16, 2000, following termination of the merger agreement with Inprise Corporation, the Company announced that it had undertaken a cost reduction plan with the intention of eliminating $40 million in costs to the Company on an annualized basis. The cost reduction plan has been implemented in a series of steps.

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

On June 8, 2000, the Company announced a reduction in its workforce of approximately 320 positions from a combination of employee terminations, termination of contract positions, elimination of vacant positions, attrition and termination of the services of independent contractors. The costs of severance and other termination payments estimated at $1.6 million, have been recorded in the Company's third fiscal quarter ending August 31, 2000. The estimated annualized cost saving from the workforce reduction, without taking into account one time implementation charges, is expected to be approximately $11 million.

On September 6, 2000, the Company announced that it had identified the remaining components of the previously-targeted $40 million in expenditure cuts, designed to realign the Company's costs with its expected achievable revenues. As part of this plan, the Company announced the proposed consolidation of its engineering operations, based in Dublin, Ireland, to its corporate headquarters in Ottawa, Canada. A total of 139 positions at the Dublin facility will be eliminated as a result of the move with the estimated costs of severance and other termination payment, being approximately $0.85 million recorded in the third quarter of fiscal 2000 and approximately $1.4 million in additional costs to be recorded in a future period.

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

Liquidity and Capital Resources

As of August 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of approximately $11.6 million, and accounts receivable of $27.8 million. Cash equivalents consist of overnight call loans to a major Canadian bank.

Cash used in operations was $25.1 million for the first nine months of fiscal 2000 compared to cash provided by operations of $13.1 million for the first nine months of fiscal 1999. The decrease of $38.2 million was primarily due to the net loss of $46.8 million in the first nine months of fiscal 2000 as compared to the net income of $12.1 million in the first nine months of fiscal 1999.

Accounts receivable, net of provisions, increased in the third quarter of fiscal 2000 from the second quarter of 2000, primarily as a result of a reduction in the provision for sales returns to reflect the reduced level of products in the distribution channel.

Financing activities provided $15.2 million in the first nine months of fiscal 2000 compared to a net use of $0.3 million in the first nine months of fiscal 1999. The source of cash in 2000 through financing activities was the issuance of stock for $18.8 million and the exercise of employee stock options for $3 million as compared to $6.7 million from the exercise of stock options in the first nine months of fiscal 1999. The use of cash in the first nine months of 2000 and 1999 was the repayment of the Novell obligations.

Investing activities provided $3.4 million in the first nine months of fiscal 2000 compared to a use of

$11.4 million in the first nine months of fiscal 1999, including proceeds from sales of shares of GraphOn Corporation ("GraphOn") of $14.6 million in the first nine months of fiscal 2000 and expenditures for capital assets of $9.8 million in the first nine months of fiscal 2000 compared to $12.9 million for the purchase of capital assets in the first nine months of fiscal 1999.

On September 19, 2000, the Company announced it had entered into a share purchase agreement with an institutional investor. Subject to the terms and conditions of this agreement, the Company may issue and sell to the investor up to 14,690,000 shares in periodic draw down periods over 24 months, if all associated warrants are exercised.

On October 2, 2000, the Company announced it had formed a strategic alliance with Microsoft Corporation that will see the two companies expand their relationship to encompass projects related to Microsoft's new .NET initiative. As part of this expanded relationship, Microsoft has purchased 24 million non-voting participating convertible preferred shares at a purchase price of $5.625 per share or a total purchase price and liquidation value of $135 million convertible on a share for share basis subject to anti-dilution protections, but not in Microsoft's hands. The companies will also work together to support the development, testing and marketing of new products related to the .NET platform. Joint-marketing initiatives will include participation in product launches and trade show events and representation on mutual Web sites. In addition, both companies have agreed to settle certain legal issues between them.

At August 31, 2000, the Company's capital resource commitments consisted primarily of commitments under litigation settlement agreements, prior period asset purchase agreements and lease arrangements for office space. No significant commitments exist for future capital expenditures. The Company believes available balances of cash and cash equivalents combined with the proceeds of the shares issued and issuable as described above are sufficient to meet the Company's working capital requirements for the foreseeable future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about February 23, 1998, the Company became aware that a class action lawsuit had been filed against it by named Plaintiff Great Neck Capital Appreciation Investment Partnership in the United States District Court for the Eastern District of New York. The Great Neck complaint was consolidated by order dated June 1, 1998 with four other previously filed complaints: Giskan, Meyer, Mangold and Hagler. Also on June 1, 1998, the court approved the plaintiff's motion for the appointment of lead plaintiff and lead counsel. Great Neck (as lead plaintiff) filed a consolidated amended complaint on behalf of lead plaintiff and the class on September 9, 1998 (the "Consolidated Complaint"). On February 7, 2000, the Court preliminarily approved the proposed settlement and fixed May 12, 2000 as the date for the settlement hearing. By Order and Final Judgment dated May 12, 2000, the Consolidated Complaint was dismissed with prejudice pursuant to an agreed payment by the Company.

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

On December 15, 1999, Corel filed suit against the United States of America in the U.S. District Court for the District of Columbia, in Washington, D.C., for the actions of its agency, the Department of Labor in conducting an unlawful procurement. The Complaint claims that, in its goal to standardize its office automation suite, the Department of Labor violated various statutes, regulations and treaties by "sole-sourcing" its contract to a competing vendor rather than conduct an open and fair procurement in accordance with U.S. law. In dispute is the decision by the Department of Labor to standardize on a competing product despite the fact that, at the time of the award, the Corel WordPerfect family of products was licenced for a majority of the Department's 20,000 work stations. It is believed that the three-year standardization deal with the competing vendor could be valued as high as US $8 million. As a remedy, Corel is seeking an immediate injunction against the further implementation of the "sole source" contract and to have it declared void. Corel is also seeking to have the standardization process and related procurement activities tendered in a fair and open competition in accordance with the applicable statutes, regulations and treaties. The Answer to the Complaint was filed by the Government on March 21, 2000. The Government has filed a motion to have Corel's action dismissed for lack of jurisdiction and, in the alternative, for summary judgment. Corel filed its motion for preliminary injunction. All motions were argued on August 11, 2000 in conjunction with arguments on the merits of the case. The decision of the court is pending.

On October 14, 1999, the Ontario Securities Commission filed charges against Dr. Michael C.J. Cowpland, the Company's former Chairman, President and Chief Executive Officer and his holding company, M.C.J.C. Holdings Inc., in the Ontario Court of Justice. The charges include four counts of violating provisions of the Ontario Securities Act related to insider trading. The trial of these issues is a private matter between the Ontario Securities Commission and Dr. Cowpland as an individual. As such, it is not expected to affect the Company's day-to-day activities. Dr. Cowpland continues to deny all allegations by the Ontario Securities Commission.

On March 13, 2000, the Company was served with a complaint filed against it and Dr. Michael C.J. Cowpland by plaintiffs Anthony Basilio and Fred Spagnola in the United States District Court for the Eastern District of Pennsylvania. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by misrepresenting or failing to disclose material information about Corel's financial condition. The complaint seeks an unspecified amount of money damages. On March 29, 2000, the Company was served with a second complaint filed against the same named defendants by plaintiff Alan Treski in the United States District Court for the Eastern District of Pennsylvania. This second complaint references an identical Class Period as the Basilio complaint referenced above and contains similar allegations. Since service of the Basilio and Treski complaints, the Company has become aware of four additional complaints filed in the same jurisdiction and one complaint filed in the District of Massachusetts that reference an identical Class Period and contain similar allegations. On May 12, 2000, the firm of Savett Frutkin Podell & Ryan, counsel for plaintiffs Basilio, Spagnola and Treski, filed Motions for Appointment of Lead Plaintiffs and Co-Lead Counsel and a related Motion for Consolidation in respect of the six pending Eastern District of Pennsylvania and the one District of Massachusetts actions. A scheduling conference occurred on June 14, 2000. All plaintiffs support consolidation of the pending cases in the Eastern District of Pennsylvania. At the conference on June 14, 2000, the court appointed Fred Spagnola, Michael Perron and David Chavez as Lead Plaintiffs, and the law firms of Weinstein, Kitchenoff Scarlato & Goldman Ltd. and Savett Frutkin Podell& Ryan, P.C. as Co-Lead Counsel. The Court has consolidated all pending cases in the Eastern District of Pennsylvania. An Amended Consolidation Complaint was served on or about August 14, 2000. The Amended Consolidated Complaint references an expanded class period, from December 7, 1999 to March 20, 2000 (inclusive). On October 16, 2000 Corel will file a motion to dismiss the complaint on the grounds of forum non conveniens and for failure to state the claims in accordance with applicable laws. The Company intends to aggressively defend this matter.

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

The Company is a party to a number of additional claims arising in the ordinary course of business relating to employment, intellectual property and other matters. The Company believes that such claims, individually, will not have a material adverse effect on its business, financial position or results of operations but, in the aggregate, may have a material adverse effect on its business, financial position or results of operations. Such possible effect cannot be reasonably estimated at this time.

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q

3.1 - Amendment to Articles of Incorporation, dated October 2, 2000, to create a first series of 24,000,000 participating convertible preferred shares.

4.1 - Purchase Agreement, dated October 2, 2000, between Corel Corporation and Microsoft Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 2, 2000 and incorporated herein by reference)

4.2 - Registration Rights Agreement, dated October 2, 2000, between Corel Corporation and Microsoft Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 2, 2000 and incorporated herein by reference)

10.1 - Technology Support and Settlement Agreement, dated October 2, 2000, between Corel Corporation and Microsoft Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 2, 2000 and incorporated herein by reference)

27.1 - Financial Data Schedule

b) Reports on Form 8-K

On June 13, 2000, June 16, 2000, June 21, 2000, June 22, 2000, June 26, 2000, June 27, 2000, June 30, 2000, August 17, 2000, September 12, 2000, September 28, 2000 and October 11, 2000 the Company filed Current Reports on Form 8-K which included information under Item 5 (Other Events).

Items 2,3,4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COREL CORPORATION

(Registrant)

Date: October 16, 2000 By: /s/ John Blaine

John Blaine

Chief Financial Officer, Executive Vice QAGQ

(Principal Financial and Accounting Officer)