Form 10-K405
period 2000-11-30
COREL CORP
filed 2001-03-01
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

Title of Each Class

Common shares, no par value

Common share purchase rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]     No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.4054 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 21, 2001, the aggregate market value of Common Shares held by non-affiliates of the registrant, based on the closing sales price of $2.19 of the Registrant's Common Shares as reported on the NASDAQ National Market, was $161,112,814. As of that date 73,651,572 Common Shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None

COREL CORPORATION

FORM 10-K

For The Fiscal Year Ended November 30, 2000

Index

All financial information contained in this report is expressed in United States dollars, unless otherwise stated.

PART I

PART I

Item 1. Business

GENERAL

For the purposes of this report, except in the consolidated financial statements and management's discussion and analysis thereon, unless the context otherwise requires, "Corel" and "the Company" refer to the consolidated operations of Corel Corporation and its wholly owned subsidiaries, Corel Corporation Limited, Corel International Corp., Corel, Inc. and Corel Corporation (U.S.A.). The Company was incorporated as Corel Systems Corporation under the Canada Business Corporations Act by Articles of Incorporation dated May 29, 1985. The name of the Company was changed to Corel Corporation in May 1992. The Company was continued under the Canada Business Corporation Act by Articles of Amalgamation dated December 1, 1998.

Corel develops, manufactures, licenses, sells and supports a wide range of software products including graphics, business productivity and consumer. Corel products are available for users of most PCs, including International Business Machines ("IBM") Corporation and IBM-compatible PCs, Apple Computer Inc.'s Macintosh® ("Mac") and Linux-based systems. In 2001, the Company plans continue to expand its support of the Web, delivering the Internet's versatility to customers through web-based applications, content and services. Corel also plans to develop applications for Microsoft Corporation's ("Microsoft") .NET platform as part of services to be available on multiple platforms.

On October 2, 2000, Corel announced a strategic alliance with Microsoft. The Company issued 24,000,000 Series A, participating convertible, non-voting, non-redeemable preferred shares to Microsoft for total gross proceeds of $135.0 million ($5.625 per share). Each preferred share is convertible into one common share but not in the hands of Microsoft or its affiliates. As part of the share purchase agreement the Company is obligated to file, with the United States Securities and Exchange Commission ("SEC") a resale registration statement for 24,000,000 common shares underlying these preferred shares. Under the terms of a technology and services agreement the companies will work together to support the development, testing and marketing of new products related to the .NET platform and, upon request from Microsoft at any time prior to October 2, 2003, Corel is obligated to provide 30 full time equivalents (20 developers and 10 testers) for a 12 month period to port the .NET platform from the Windows platform to the Linux platform. The Company has deducted from equity $3.0 million of the total money received from Microsoft for this future possible obligation.

Corel's business strategy emphasizes the development of a broad line of software application products for business, academic and personal use, marketed through multiple channels of distribution. Corel is divided into two main product groups: Creative Products and Business Applications Products and various supporting departments.

The Creative Products group develops graphics software applications designed for business, academic and home markets.

The Business Applications Products group creates business productivity applications designed for the business, academic and home markets.

The Sales department is responsible for building long-term business relationships with customers. This department is organized to serve three main customer types: end-users, original equipment manufacturers ("OEMs") and enterprises. The department also focuses directly on large organizations, offering tailored license programs and organization-wide support. The department manages the channels that serve customers by working with distributors, resellers and OEMs. The Customer Service and Technical Support departments support Corel's products with technical support and customer service for end-users and organizations.

Other supporting departments are responsible for managing business operations and overall business planning. This includes the process of manufacturing and delivering finished goods and licenses, as well as corporate functions such as finance, administration, human resources, legal, business development and information technology.

The Company has only one global operating segment and sells its products worldwide from three geographic regions. Note 15 to the Consolidated Financial Statements (see Item 8) is incorporated herein by reference.

PRODUCTS	Creative Products

The Creative Products group develops graphics applications software, which provides instructions for creating and manipulating graphics, text, or numbers. Corel's graphics applications are designed to meet the needs of general business users and graphics professionals. Primary examples of graphics applications include illustration, photo editing and painting, 3D rendering, and animation programs. Corel's graphics applications programs are developed principally for Microsoft® Windows® ("Windows"), Macintosh and Linux operating systems and are available in English and French.

CorelDRAW®. CorelDRAW is a suite of software programs featuring integration of all of the major graphics functions that share a common "look and feel". CorelDRAW modules feature common commands and extensive use of object linking and embedding ("OLE") cross-application capabilities. CorelDRAW is available in several versions, with certain combinations of modules, supporting utilities, clipart images, fonts and photos available for the various operating system platforms.

The CorelDRAW module is an illustration program allowing users to produce color illustrations incorporating both text and objects. The Corel PHOTO-PAINT® module is a photo-editing and painting module that enables users to apply global photo-retouching and pixel by pixel editing to scanned or photographic images. Supporting utilities include: Microsoft® Visual Basic® for Applications 6.2, a supporting application which allows developers to build custom business solutions by automating and integrating off-the-shelf software applications to meet specific customer needs; Canto® Cumulus® Desktop LE 5.0, a tool that organizes media and graphics files into a catalog which can be indexed so that users can find images, designs, clipart, stock photos and QuickTime® movies quickly and easily; Bitstream® Font NavigatorTM 4.0, a tool that allows users a quick and easy way to find, install and organize fonts into manageable groups and view and print font samples; Corel TEXTURETM, a tool for creating realistic natural textures; CorelTRACETM, a bitmap-to-vector conversion utility for images and text; Corel CAPTURETM, a tool for capturing portions of the, or the entire, application window; Corel R.A.V.E.TM, is a new product that gives users the ability to create effects that take place over a period of time, resulting in an animation. CorelDRAW also includes Adobe® Acrobat® Reader and Adobe® Photoshop® compatible plugin filters, including Digimarc® Digital Watermarking and Human Software Squizz!TM.

CorelDRAW has a leading market share in the illustration segment of the Windows graphics software market with an installed base of over 12.4 million units worldwide.

Corel PHOTO-PAINT®. Corel PHOTO-PAINT is a comprehensive photo-editing, image composition and painting application. Corel PHOTO-PAINT 10 features a variety of image-enhancing filters to improve the quality of scanned images and special effects filters that dramatically alter the appearance of images, such as the new Red Eye Removal and Smart Blur filters. Corel PHOTO-PAINT is available in various versions for various operating systems.

Corel VENTURA TM. Corel VENTURA is a suite of high-end desktop publishing software programs for publishing documents of any size, length or complexity. The latest version of Corel VENTURA allows users to publish Corel VENTURA documents to HTML, portable electronic formats, such as EnvoyTM and Adobe Acrobat, a CD-ROM, over an internal network, or on the Internet.

KPT®. KPT is a collection of image filters that produce spectacular effects for print and the Web. KPT includes plug-ins that extend and enhance the creative possibilities of Adobe Photoshop and compatible products.

Bryce®. Bryce is an easy way to create, explore and animate extraordinary imagery for multimedia, video and the Web.

Corel® Painter TM. Corel Painter, the ultimate Natural-Media® painting tool, delivers hundreds of brushes and creative materials, opening new horizons in high-quality output for print and the Web.

Corel® KnockOut. Corel KnockOut is a masking tool that can perform complex masking functions, while preserving fine image details, such as blurred or out of focus edges, hair, smoke and shadows.

Business Applications

Corel's Business Applications products are designed for use by a broad class of end-users, regardless of business, industry, or market segment. Primary examples of productivity software applications are word processing, spreadsheet, and presentation graphics programs. Corel's productivity software applications are developed for the Windows, Macintosh, DOS and Linux operating systems and are available in English and French.

Corel® WordPerfect® Suite. Corel WordPerfect suite is a suite of software programs featuring seamless integration of the most commonly used desktop applications. Corel WordPerfect suite combines document creation with graphics and Internet capabilities. There are several versions of Corel WordPerfect suite available.

WordPerfect Office 2000 contains WordPerfect, Quattro Pro , Corel Presentations and Trellix2 desktop web publishing. Corel also offers a version of Corel WordPerfect suite for legal professionals, WordPerfect® Law Office 2000 - Legal Edition. WordPerfect Law Office 2000 - Legal Edition offers all the features found in the WordPerfect Office 2000 along with industry-specific applications and resources. WordPerfect Office 2000 Voice-Powered Edition includes all of the above features in addition to the speech recognition technology of Dragon NaturallySpeakingTM.

Corel® WordPerfect® Suite Professional. Corel WordPerfect Suite Professional is a suite of software programs that includes enhanced Internet connectivity, graphics and database features. WordPerfect Office 2000 Professional includes WordPerfect, Quattro Pro, Corel Presentations, Paradox® 9, CorelCENTRALTM 9 and Trellix® 2, a tool which simplifies the process of creating and managing a Web site.

WordPerfect®. WordPerfect is Corel's principal word processing program, providing all the features that users of word processing products expect plus the ability to handle graphics, tables, spreadsheet data, charts, and images imported from other software programs.

Quattro® Pro. Quattro Pro is an integrated spreadsheet with database, business graphics and Internet capabilities.

Paradox®. Paradox, a powerful data management tool, delivers advanced features such as the ability to publish a database to the Web.

Corel® PresentationsTM. Corel Presentations is a presentation graphics program for producing slides, overheads, transparencies and prints.

Linux Operating System

Corel® LINUX® OS is built specifically for the desktop and is offered in two versions: Corel LINUX - Standard Edition and Corel LINUX - Deluxe Edition. Based on the Debian version of Linux, this system delivers an easy-to-use, four-step graphical installer that automatically detects most PCI hardware. Features include a KDE-based, drag-and-drop desktop environment and a browser-style file manager.

RESEARCH AND DEVELOPMENT

The PC software industry is characterized by frequent changes in technology and user preferences, which require constant attention to software technology trends, shifting consumer demand and rapid product innovation. The pace of change has recently increased due to the burgeoning interest in the Internet, networking in general, emerging interest in Linux as an operating system and new programming languages and platforms such as Java and Microsoft's .NET platform.

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

Corel's research and development expenses were $71.9 million, $40.0 million and $43.9 million in fiscal 1998, 1999 and 2000, respectively. Those amounts represented approximately 29%, 16% and 28% respectively, of sales in each of those years. Software acquired or licensed for incorporation into Corel's product line totaled $4.7 million in fiscal 1998, $15.4 million in fiscal 1999 and $13.5 million in fiscal 2000. Corel intends to continue significant expenditures for research and development activities.

MANUFACTURING

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

MARKETING, SALES AND DISTRIBUTION

Corel's marketing and sales efforts are directed towards several customer types including end-users, corporate accounts, and OEMs. Corel's marketing and sales staff seek to build long-term relationships with customers and end-users of Corel products. In addition to the OEM channel, Corel has four major geographic sales and marketing areas: North America, Latin America, Europe and Asia-Pacific.

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

Finished Goods Channels

Distributors and Resellers. Corel sells its products worldwide to over 160 distributors for resale through software resellers. Distributors include Ingram Micro, Merisel, Tech Data, and Navarre. Resellers include ASAP Software and Software House International. Within the United States and Canada, Corel has sales representatives and support personnel who solicit orders from distributors and resellers and provide product training and sales support. In other countries, Corel's marketing personnel provide product training and sales support.

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

Approved Service Bureaus. The Corel Approved Service Bureau Program ("CASB") supports organizations that output and render files created with Corel's graphics software applications such as CorelDRAW and Corel VENTURA. Under CASB, the Company provides members with product information, free priority technical support and referral services through Corel's bulletin board service and Customer Service and Technical Support networks.

Direct Marketing. Corel promotes some of its products through direct marketing techniques directed toward existing and potential users of Corel's products. Fulfillment of product to the end-user is either by direct shipment or through resellers.

On-line Distribution. Corel offers its products on-line through third party web sites including beyond.com, buy.com and egghead.com as well as through their own sites which include Corel® Store and ClipartCity.com.

OEM Channel

Corel markets certain productivity, graphics, and consumer software applications under license agreements with OEMs that grant the OEMs the right to distribute copies of Corel's products with their hardware products. Corel has OEM agreements covering one or more of its products with most of the major PC and peripheral hardware vendors, including Agfa, Canon, Compaq, Cybermax, Dell, Epson, Gateway 2000, Hewlett-Packard, Packard Bell, PCChips, Quantex and Vobis.

Advertising and Promotion

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

CUSTOMERS

As described above, Corel has three main customer types: end-users, organizations or enterprises, and OEMs. Most end-users of Corel products are individuals in business, government agencies, educational institutions and at home. These end-users obtain Corel products primarily through distributors, resellers, and OEMs. Note 15 to the Consolidated Financial Statements (see Item 8) identifies, by name as required, customers that represent more than 10% of Corel's revenues.

PRODUCT SUPPORT

Corel provides product support coverage options to meet the needs of users of Corel products. Support personnel are located in Ottawa, Ontario. Certain support is also provided by qualified third-party support organizations in accordance with Corel's specifications for quality and timeliness of the support response. Corel generally hires individuals with product expertise and provides them with the productivity tools, continuous product education, training and consistent processes to deliver quality support for Corel products. Coverage options currently range from standard no-charge toll telephone support to fee-based offerings providing unlimited toll-free telephone and technical support for all Corel products 24 hours per day, 7 days per week.

Users have access to Corel's Knowledge Base, a database of technical support articles that is updated regularly with useful information regarding Corel products. Corel provides access to Knowledge Base, technical support information and frequently asked question and answers via Corel's worldwide web site on the Internet (http://www.corel.com). Corel maintains a bulletin board service for European customers and a forum on CompuServe to provide users with a mechanism to provide feedback as well as receive technical updates and notes. Additionally, users can access Corel's automated "Fax on Demand" system where up-to-date information about common issues and tips and tricks is stored in numbered documents.

Corel's Customer Service representatives, including a number of third-party organizations, answer questions about product specifications and pricing, sell Corel products, and issue replacement media and documents.

COMPETITION

Competition within distribution channels may adversely affect the Company's business. Corel competes with other software vendors for access to distribution channels, retail shelf space and the attention of customers at the retail level and in corporate accounts. Other competitors with greater market share and significantly greater financial resources may command the attention of the retail accounts, the corporate market and original equipment manufacturers. In order to compete for distribution channel space we must offer compelling reasons to distribute our product at a reasonable price that offers compatibility with competitive products. we must also use innovative marketing ideas in order to compel the distributor to carry our products. Inability to maintain distribution channel space could have a material adverse affect on our business, results of operations and financial condition.

The marketplace is intensely competitive and rapidly changing and we may not be abl e to compete successfully in the future. The software industry is highly competitive and subject to rapid technology change. Many of our current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. As the market for our products continues to develop, additional competitors may enter the market and competition may intensify. Inability to compete in the following factors could have a material adverse affect on our business, product performance, product features, ease of use, reliability, hardware and competitor compatibility, brand name recognition, product reputation, pricing levels of advertising, availability and quality of customer support, and timeliness of product upgrades. We compete in the following areas with a variety of companies, including:

Graphics

The Company's graphics software products face substantial competition from a wide variety of companies. In the illustration graphics segment, our competitors include Adobe Systems Incorporated, JASC Software, Inc., Macromedia Inc., Micrografx, Inc. and Microsoft. In the desktop publishing segment, our competitors include Adobe Systems, Inc. Our competitors also include many independent software vendors, such as Autodesk, Inc., and Apple Computer Inc.

Business Productivity

The Company's competitors in the productivity software (primarily office suites) marketplace include Microsoft, IBM (Lotus Development Corporation), Sun Microsystems, Inc., Red Hat, Inc., and Applix Inc. According to industry sources, Microsoft currently has the largest overall market share for office suites. IBM has a large installed base with its spreadsheet program. Also, IBM preinstalls some of its software products on various models of its PCs, competing directly with the Company's productivity software.

PROPRIETARY RIGHTS

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

EMPLOYEES

As of February 21, 2000, Corel employed approximately 800 people on a full-time basis. Corel's success depends to a significant extent upon the performance of Corel's executive officers and key technical, sales and marketing personnel. Corel believes that its future success will also depend in large part on its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel. Competition for employees is intense in the software industry. To date, Corel believes it has been successful in its efforts to recruit qualified employees, but there can be no assurance that Corel will continue to be as successful in the future. None of Corel's employees are subject to collective bargaining agreements. Corel believes relations with its employees are favourable.

Item 2. Properties

Corel leases 177,000 square feet of office space in a facility located in Ottawa, Ontario under leases that expire in 2015; 13,025 square feet of office space under a lease that expires in 2002 in another facility in Ottawa, Ontario; 7,292 square feet of office space in a facility located in Dublin, Ireland under leases that expire in 2025 and smaller office spaces in various countries around the world. The Company believes that its facilities will be adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

Item 3. Legal and Government Proceedings

On December 15, 1999, Corel filed suit against the United States of America in the U.S. District Court for the District of Columbia, in Washington, D.C., for the actions of its agency, the Department of Labor in conducting an unlawful procurement. The Complaint claims that, in its goal to standardize its office automation suite, the Department of Labor violated various statutes, regulations and treaties by "sole-sourcing" its contract to a competing vendor rather than conduct an open and fair procurement in accordance with U.S. law. In dispute is the decision by the Department of Labor to standardize on a competing product despite the fact that, at the time of the award, the WordPerfect family of products was licenced for a majority of the Department's 20,000 work stations. It is believed that the three-year standardization deal with the competing vendor could be valued as high as US $8 million. As a remedy, Corel is seeking an immediate injunction against the further implementation of the "sole source" contract and to have it declared void. Corel is also seeking to have the standardization process and related procurement activities tendered in a fair and open competition in accordance with the applicable statutes, regulations and treaties. The Answer to the Complaint was filed by the Government on March 21, 2000. The Government has filed a motion to have Corel's action dismissed for lack of jurisdiction and, in the alternative, for summary judgment. Corel filed its motion for preliminary injunction. All motions were argued on August 11, 2000 in conjunction with arguments on the merits of the case. The decision of the court is pending.

On October 14, 1999, the Ontario Securities Commission filed charges against Dr. Michael C.J. Cowpland, the Company's former Chairman, President and Chief Executive Officer and his holding company, M.C.J.C. Holdings Inc., in the Ontario Court of Justice. The charges include four counts of violating provisions of the Ontario Securities Act related to insider trading. The trial of these issues is a private matter between the Ontario Securities Commission and Dr. Cowpland as an individual. As such, it is not expected to affect the Company's day-to-day activities. Dr. Cowpland has denied all allegations by the Ontario Securities Commission.

On March 13, 2000, the Company was served with a complaint filed against it and Dr. Michael C.J. Cowpland by plaintiffs Anthony Basilio and Fred Spagnola in the United States District Court for the Eastern District of Pennsylvania. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by misrepresenting or failing to disclose material information about Corel's financial condition. The complaint seeks an unspecified amount of money damages. On March 29, 2000, the Company was served with a second complaint filed against the same named defendants by plaintiff Alan Treski in the United States District Court for the Eastern District of Pennsylvania. This second complaint references an identical Class Period as the Basilio complaint referenced above and contains similar allegations. Since service of the Basilio and Treski complaints, the Company became aware of four additional complaints filed in the same jurisdiction and one complaint filed in the District of Massachusetts that reference an identical Class Period and contain similar allegations. At the scheduling conference on June 14, 2000, the court appointed Fred Spagnola, Michael Perron and David Chavez as Lead Plaintiffs, and the law firms of Weinstein, Kitchenoff Scarlato & Goldman Ltd. and Savett Frutkin Podell & Ryan, P.C. as Co-Lead Counsel. The Court has consolidated all pending cases in the Eastern District of Pennsylvania. An Amended Consolidated Complaint was served on or about August 14, 2000. The Amended Consolidated Complaint references an expanded class period, from December 7, 1999 to March 20, 2000 (inclusive). The Company filed a Motion to Dismiss the Consolidated Class Action Complaint on the grounds of forum non conveniens and Pursuant to Rules 9(b) and 12(b)(6). FED.R.CIV.P on October 16, 2000. On December 4, 2000 the plaintiffs filed their answer to Corel's Motion to Dismiss. Corel subsequently filed its Reply on January 16, 2001. The motion has yet to be heard by the court. The Company intends to aggressively defend this matter.

In January, 2001, the Company was served by the U.S. Department of Justice with a Civil Investigative Demand ("CID"), pursuant to the Antitrust Civil Process Act, inquiring into the conduct and activities surrounding the Microsoft purchase of Corel shares by its October 2, 2000 agreement and ancillary agreements. The Company is currently gathering and providing documentation in response to the demand.

On January 5, 2001, in its review of the trading of Corel Corporation stock prior to the announcement on October 2, 2000 of the purchase by Microsoft of Corel shares, the Ontario Securities Commission requested that Corel provide a written chronology of events resulting in the announcement. The Company is also gathering and providing information to the OSC in response to this request.

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

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Shares

The Company's Common Shares are traded on The Toronto Stock Exchange (the"TSE") under the symbol "COR" and in the over-the-counter market on the NASDAQ National Market under the symbol "CORL". The following table sets forth the range of quarterly high and low closing sale prices of the Common Shares in CDN$ on the TSE and in US$ on the NASDAQ National Market within the two most recent fiscal years.

	FISCAL 2000		FISCAL 1999
	High	Low	High	Low
The Toronto Stock Exchange	(Canadian dollars)
First Quarter	$57.95	$19.70	$7.55	$3.76
Second Quarter	21.60	3.00	7.00	3.32
Third Quarter	7.70	4.30	9.65	4.15
Fourth Quarter	9.05	4.01	30.40	7.00
NASDAQ National Market	(US dollars)
First Quarter	$39.25	13.19	$5.13	$2.50
Second Quarter	15.88	3.03	4.63	2.19
Third Quarter	5.25	2.91	6.38	2.81
Fourth Quarter	6.06	2.59	20.88	4.69

As of February 21, 2001, there were 1,118 holders of record of Common Shares. A substantial number of Common Shares of the Company are held by depositories, brokerage firms and financial institutions in "street name." Based upon the number of annual reports and proxy statements requested by such nominees, the management of the Company estimates that the number of beneficial holders of Common Shares approximates 105,000 holders.

Limitations Affecting Security Holders

There is no law or government decree or regulation in Canada that restricts the export or import of capital, or affects the remittances of dividends, insurance or other payments to a non-resident holder of Common Shares.

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

Item 6. Selected Financial Data

The statement of operations data set forth below with respect to the years ended November 30, 1998, 1999 and 2000 and the balance sheet data at November 30, 1999 and 2000 are derived from the audited financial statements of Corel incorporated by reference in Item 8 hereof and should be read in conjunction with those financial statements and the notes thereto. The statement of operations data set forth below with respect to the fiscal years ended November 30, 1996 and 1997 and the balance sheet data at November 30, 1996, 1997 and 1998 are derived from audited financial statements not included in this Annual Report on Form 10-K. All amounts are in United States dollars.

	Year ended November 30
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Canadian GAAP

Sales	$157,487	$243,051	$246,827	$260,581	$334,245

Income (loss) from continuing operations	(55,348)	16,716	(30,448)	(231,678)	(2,750)

Income (loss) from continuing
operations per share (fully diluted)	(0.80)	0.27	(0.51)	(3.84)	(0.05)

Cash and short-term investments	127,430	18,021	24,506	30,629	6,924

Working capital	106,662	19,781	(108)	20,356	120,945

Total assets	218,587	151,701	140,159	163,743	398,478

Novell obligations	10,000	18,579	27,885	37,544	49,330

Shareholders' equity	162,644	64,366	28,583	59,809	290,260

Note: The summary financial information is prepared on the basis of Canadian GAAP, which is different in some respects from US GAAP. Significant differences between Canadian GAAP and US GAAP are set forth in Note 16 of "Notes to Consolidated Financial Statements" incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth on pages 13-21 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Item 7A. Financial Instruments - Quantitative And Qualitative Disclosures About Market Risk

The information set forth on page 22 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Item 8. Financial Statements and Supplementary Data

The following financial statements and related reports thereon set forth on pages 23-42 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

  Management's Report;
  Auditors' Report;
  Consolidated Balance Sheets at November 30, 2000 and 1999;
  Consolidated Statements of Operations for the years ended November 30, 2000, 1999, and 1998;
  Consolidated Statements of Shareholders' Equity for the years ended November 30, 2000, 1999 and 1998;
  Consolidated Statements of Cash Flows for the years ended November 30, 2000, 1999, and 1998;
  Notes to Consolidated Financial Statements;

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers and directors of Corel as at February 21, 2001:

NAME	Age	Position with the Company

Derek Burney	38	President and Chief Executive Officer, Director
John Blaine	39	Executive Vice President, Finance, Chief Financial Officer and Treasurer
Graham Brown	37	Executive Vice President, Business Applications
Steve Houck	31	Executive Vice President, Sales
Ian Legrow	30	Executive Vice President, Creative Products
Annette McCleave	41	Executive Vice President, Marketing
Rene Schmidt	43	Executive Vice President, Chief Technology Officer

James Baillie	63	Chairman of the Board
Lyle B. Blair (1)	70	Director
Hunter S. Grant (1)	58	Director
Jean-Louis Malouin	57	Director
Hon. Barbara McDougall (1)	63	Director
Lawrence O'Brien (1)	51	Director

________

(1) Member of the Audit Committee

Derek Burney joined the Company in April 1994 as the Project Leader for CorelFLOW. Mr. Burney was promoted to Technology Manager in August 1995 and then Director of CAD 3D in February 1996. He held this position until October 1997 when he left the Company to work at IMSI (International Microcomputer Software Inc.) in the product group that purchased CorelCAD, Corel Visual CADD, CorelFLOW, Corel Lumiere Suite, Corel Click & Create and Corel Family Tree Suite from the Company. Upon his return to the Company in May 1998, Mr. Burney served as Senior Vice President - Engineering until December 1998 at which time he was promoted to Executive Vice President, Engineering. Mr. Burney held this position until October 2000 at which time he was named President and Chief Executive Officer and appointed to the Board of Directors.

John Blaine joined the Company in April of 2000 as Chief Financial Officer and Executive Vice President, Finance. Mr. Blaine is responsible for the Company's worldwide financial operations. Prior to joining the Company Mr. Blaine served as Vice-President and Controller in the Dublin, Ohio corporate offices of Sterling Commerce Inc., an electronic commerce software and services provider.

Graham Brown has been with the Company for nine years. He has served as Developer and Project Lead for CorelDRAW, Development Manager for Corel VENTURA Publisher and WordPerfect, and Director of Software Development for WordPerfect Office. Prior to being named to his current position as Executive Vice President, Business Applications in October of 2000, Mr. Brown served as Vice President of Software Development, Business Applications from June 1998.

Steven Houck joined the Company in 1995 as a consultant for its multimedia division. He then moved on to become manager of the Company's OEM Accounts. In December of 1999 he moved into his current position as Executive Vice President, Sales and is responsible for overseeing the worldwide sales operations for the Company.

Ian Legrow joined the Company in 1994 and has held various positions in product development. Prior to being named to his current position of Executive Vice President, Creative Products in October of 2000, Mr. Legrow served as Vice President of Software Development, CorelDraw Graphics Suite from June 1998.

Annette McCleave joined the Company in 1990 as a member of the technical marketing team. She has served as Product Manager for CorelDRAW during the release of versions 4 and 5 and went on to become Director, then Vice-President, of Product Management. Prior to her appointment as Executive Vice-President, Marketing, in February of 2001, Ms. McCleave served as Executive Vice President, Corporate Communications from October 2000 until February 2001 and prior to that she served as Vice-President of the New Ventures division from June 1998.

Rene Schmidt joined Corel in 1995 and brings over sixteen years of software development experience to his position, including several years with Instantel Inc. as Chief Software Architect and Software Development Manager. Prior to his appointment as Executive Vice President, Linux Products, in October of 2000, Mr. Schmidt led the scripting, common user interface and installation teams, and managed the Paradox, Quattro Pro, Corel LINUX OS and Linux porting development teams. Mr. Schmidt was appointed Chief Technology Officer in February, 2001.

James C. Baillie joined the Board of Directors as Chairman in August 2000. Mr Baillie is counsel to Torys, Barristers and Solicitors, where he practices in the general area of business law with an emphasis on financial institutions and securities law. Mr. Baillie was the Chair of the Ontario Securities Commission between 1978 and 1980 and was also the initial Chair of the federal government's Task Force on the Future of the Canadian Financial Services Sector from December 1996 to July 1997. Currently Mr Baillie is the Chair of the Independent Electricity Market Operator (Ontario) and is a director of Sun Life Financial Services of Canada Inc. and FPI.

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

Jean-Louis Malouin became a Director in November 1997. Dr. Malouin is a Professor in the Faculty of Administration at the University of Ottawa where he served as Dean between 1992 and 2000. From 1989 to 1992, Dr. Malouin was the Dean of Administration at the University of Alberta and is a former dean at the Université Laval. He is an expert in operations and production management, management information systems design and research methodology. He has served as a management consultant for numerous organizations and institutions including the Canadian International Development Agency (CIDA), the Université du Québec and the Ottawa Economic Development Corporation (OCEDCO).

Hon. Barbara McDougall became a Director in April 1998. Since February, 1999, Mrs. McDougall has been President and Chief Executive Officer of the Canadian Institute of International Affairs. Prior to that appointment, she was a private consultant on corporate governance and on international business. Mrs. McDougall was also chairperson of the Board of Directors of AT&T Canada. Her current corporate directorships include the Bank of Nova Scotia, Stelco Inc., and the Independent Order of Foresters. Prior to 1993, Mrs. McDougall was a Member of Parliament and Cabinet Minister in the Canadian Federal Government.

Lawrence O'Brien became a director in August 2000. Mr. O'Brien founded CALIAN Technology Ltd., a consulting firm that sells information technology and professional services to industry and government worldwide, in 1982. Mr. O'Brien retired as Chief Executive Officer of CALIAN Technology in May 2000 but remains the Chairman of the Board.

Under the Canada Business Corporations Act, a majority of the Board of Directors and a majority of Board Committee members must be resident Canadians. All directors hold office until the next annual meeting of shareholders and until their successors have been elected. The executive officers of the Company serve at the discretion of the Board of Directors of the Company. There are no family relationships among any of the directors and executive officers of the Company.

The Audit Committee reviews the internal accounting procedures of the Company, consults with and reviews the services provided by the Company's independent auditors and is responsible for corporate governance issues relating to the Company.

The Compensation Committee has a mandate to: (a) monitor compliance with provincial legislation applicable in respect of employment practices of the Company, (b) determine the appropriate allocation of stock options to eligible participants in the Corel Corporation Stock Option Plan, (c) determine Chief Executive Officer and senior officer compensation, (d) monitor compliance with statutory requirements for employment matters including remittances and legislation, and (e) review general policy matters relating to employment and wage equity, compensation and benefits of employees of the Company generally. The Committee met eight times in fiscal 2000 and acted by way of resolution on other occasions.

The Company has a policy of compensation based on merit and performance and does not discriminate or distinguish with respect to persons performing similar functions. Compensation in the Company, as compared to industry surveys, is consistent with industry standards at the level necessary to attract and retain qualified personnel.

Item 11. Executive Compensation

The following table, presented in CDN$, in accordance with the regulations of the Securities Act (Ontario), sets forth all compensation paid in respect of the individuals who were, at November 30, 2000, the Chief Executive Officer and the other four most highly compensated executive officers of the Company and three former executive officers who were no longer with the company at November 30, 2000 but who otherwise would have been included in the most highly compensated executive officers of the Company (the "named executive officers").

SUMMARY COMPENSATION TABLE

					Long-Term
		Annual Compensation			Compensation
				Other		All
				Annual	Securities	Other
Name and Principal				Compen-	Under Options	Compen-
Position	Year	Salary	Bonus	sation (1)	Granted (#)	sation
Derek J. Burney	2000	$293,077	Nil	-	225,000
President, and	1999	240,000	Nil	-	81,000
Chief Executive Officer	1998	158,753	$21,830	-	95,800

Steven Houck	2000	275,399	Nil	-	63,600	-
Executive Vice President,	1999	168,850	Nil	-	4,200	-
Sales	1998	133,085	Nil	-	3,500	-

Annette McCleave	2000	167,500	Nil	-	54,700	-
Executive Vice President,	1999	139,699		-	16,000	-
Corporate Marketing	1998	118,216		-	15,500	-

Ian Legrow	2000	163,269	Nil	-	54,700	-
Executive Vice President,	1999	154,346		-	13,000	-
Creative Products	1998	130,828		-	9,600	-

Graham Brown	2000	163,269	Nil	-	54,700	-
Executive Vice President,	1999	155,471		-	16,000	-
Business Applications	1998	135,309		-	15,500	-

Michael C.J. Cowpland(2)	2000	166,269	Nil	-	341,100	-
former Chairman,	1999	297,000	Nil	-	299,800	-
President, and Chief	1998	296,481	Nil	-	275,000	-
Executive Officer						-

Kerry D. Williams (2)	2000	221,601	Nil	-	28,400	200,000 (3)
former Executive Vice	1999	198,000	Nil	-	67,900	-
President, Manufacturing	1998	197,654	Nil	-	31,200	-

Carey Stanton (2)
former Executive	2000	186,692	Nil	-	80,000	-
Vice President, Business	1999	198,000	Nil	-	67,900	-
Development	1998	197,653	Nil	-	81,200	-

Notes:

(1) Perquisites and other personal benefits do not exceed the lesser of CDN$50,000 and 10% of the total of the annual salary and bonus for any of the named executive officers.

(2) This additional disclosure includes individuals for whom disclosure would have been provided as part of the four most highly paid executive officers above but for the fact that the individuals were not serving as executive officers of the Company at the end of fiscal 2000.

(3) This represents amounts paid, payable or accrued to the named executive officer pursuant to an arrangement in connection with the termination of such executive officer's employment with the Company.

The following table sets forth the stock options granted under the Corel Corporation Stock Option Plan 2000 during the fiscal year ended November 30, 2000 to the named executive officers.

OPTION GRANTS FOR THE YEAR ENDED NOVEMBER 30, 2000

AND POTENTIAL REALIZABLE VALUE OF EACH GRANT OF OPTIONS

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (CDN$)

	Number of	% of total	Exercise
	Securities	Options	or base
	underlying	granted to	Price
	options	employees in	($/share)	Expiration
Name	granted (#)	fiscal year	(CDN$)	Date	5% ($)	10% ($)
Michael C.J. Cowpland	341,100	8.82%	$ 15.25	September 15, 2000	$ 121,015	$ 2,414,143
Derek Burney	100,000	2.58%	$ 15.25	March 30, 2004	328,647	707,752
	125,000	3.23%	$ 8.20	October 5, 2004	220,893	475,702
Graham Brown	19,700	0.51%	$ 15.25	March 30, 2004	64,743	139,427
	35,000	0.90%	$ 8.20	October 5, 2004	61,850	133,196
Steve Houck	10,000	0.26%	$20.62*	January 17, 2004	44,437*	95,697*
	18,600	0.48%	$10.56*	March 30, 2004	42,328	91,156
	35,000	0.90%	$5.53*	October 5, 2004	41,711	89,826
Ian Legrow	19,700	0.51%	$ 15.25	March 30, 2004	64,743	139,427
	35,000	0.90%	$ 8.20	October 5, 2004	61,850	133,196
Annette McCleave	19,700	0.51%	$ 15.25	March 30, 2004	64,743	139,427
	35,000	0.90%	$ 8.20	October 5, 2004	61,850	133,196
Rene Schmidt	19,700	0.51%	$ 15.25	March 30, 2004	64,743	139,427
	35,000	0.90%	$ 8.20	October 5, 2004	61,850	133,196
Kerry D. Williams	28,400	0.73%	$ 15.25	December 31, 2000	93,335	201,001
Carey Stanton	80,000	2.07%	$ 15.25	July 21, 2001	262,917	566,202

(*) Steve Houck's options and related information are listed in US$.

The following table sets forth each exercise of stock options under the Corel Corporation Stock Option Plan during the fiscal year ended November 30, 2000 by the named executive officers.

AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED

NOVEMBER 30, 2000 AND FISCAL YEAR-END OPTION VALUES

				Value of
				Unexercised
	Securities		Unexercised	in-the-Money
	Acquired	Aggregate Value	Options at	Options at
	on Exercise	Realized	Nov. 30, 2000	Nov. 30, 2000
Name	(#)	(CDN$)	(#)	(CDN$)
Derek Burney	-	$ -	247,809	$ 11,680
Steven Houck	-	-	63,600	-
Annette McCleave	8,267	189,457	59,700	3,650
Ian Legrow	3,000	78,205	70,700	11,680
Graham Brown	-	-	56,700	1,460
Michael C.J. Cowpland	-	-	917,023	521,354
Kerry D. Williams	-	-	-	-
Carey Stanton	20,264	94,007	80,000	-

All options are exercisable when granted. The only exceptions are options granted during an employee's probationary period, usually six months in length. Those options that were repriced,as described in Note 9 to the consolidated financial statements (See Item*), and certain options recently granted which are exercisable as to one-third on each of the date of original grant and the first and second anniversaries thereof.

Compensation of Directors

Directors who are salaried officers of the Company receive no compensation for serving on the Board of Directors. The other directors (the "independent directors"), of whom there are currently six, receive an annual retainer of CDN $16,000 (CDN $25,000 for Board Chair) and a fee of CDN $1,000 (CDN $2,000 for Board and Committee Chairs and Board Vice-Chair) for each Board of Directors and Committee meeting they attend, and are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending such meetings. During the transition phase of the Company from August 15 to December 6, 2000, each non-employee director was also entitled to receive an hourly rate of CDN $250 for each hour spent on the business of the Company outside of regularly scheduled meetings.

On August 15, 2000, a Deferred Share Units Plan ("DSP") for non-employee members of the Board od Directors was established by the Company . Under the DS, each director may elect to be paid up to 100% of his or her compensation in deferred share units ("DSUs"). A DSU is credited by means of a bookkeeping entry in the books of the Company to an account in the name of the director and payable only at the end of his or her mandate on the Board of Directors, in cash or by way of Common Shares equal in number to the DSUs credited to the director's account, based on the market value of the Common Shares at that time. The number of DSUs credited to each director is determined on the basis of the portion elected by each director of the amount payable to such director for the director's retainer and meeting fees for each financial quarter, divided by the value of a DSU (which is equal to the closing price of the Common Shares on The Toronto Stock Exchange ("TSE") on the third trading day after the announcement of the results for such financial quarter). DSUs are credited with dividend equivalents when dividends are paid on Common Shares and such dividend equivalents are converted into additional DSUs. Additional compensation consisting of options for Common Shares mat be awarded to non-employee directors as the Board of Directors deems appropriate.

The total compensation earned by non-employee directors in the financial year ending November 30,2000 for duties performed during that fiscal year was CDN $ 300,625. As of February 26, 2001, a total of 23,155 Units have been credited to directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 21, 2001, certain information with respect to the beneficial ownership of Common Shares by (1) each person known by the Company to be a beneficial owner of more than 5% of its outstanding Common Shares, (2) by each director and named executive officer and (3) by all directors and executive officers as a group.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Exercisable Options within 60 days	Percentage Owned (1)

Dr. Michael C.J. Cowpland (2)	5,150,558	1,646,176	9.2
Lyle B. Blair		30,000	*
James C. Baillie		5,000	*
Hunter S. Grant	5,000	37,852	*
Jean Louis Malouin		30,000	*
Barbara McDougall		30,000	*
Lawrence O'Brien	40,000	5,000	*
John Blaine		100,000	*
Derek Burney		247,809	*
Graham Brown		54,900	*
Steve Houck		63,600	*
Ian Legrow		75,888	*
Annette McCleave		62,985	*
Rene Schmidt		63,700	*
Directors and Executive Officers as a group (13 persons) (3)	5,196,458	2,452,910	10.0

* Indicates less than 1%

(1) Percentage ownership is calculated using as a denominator the total number of Common Share outstanding plus the number of Common Shares to which the beneficial owner indicated has a right to acquire pursuant to options currently exercisable or exercisable within 60 days.

(2) Dr. Michael C.J. Cowpland resigned as President, Chief Executive Officer and Chairman of the Board of Directors on August 15, 2000. Dr. Cowpland resigned from the Board of Directors on January 25, 2001.

(3) The address for each director and executive officer is Corel Corporation, 1600 Carling Avenue, Ottawa, Ontario, Canada K1Z 8R7.

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

Item 13. Certain Relationships and Related Transactions

Inapplicable pursuant to Instruction 3 to Item 404 of Regulation S-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K.

1. Financial Statements

The following financial statements and related reports thereon set forth on pages 23-42 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

  Management's Report;
  Auditors' Report;
  Consolidated Balance Sheets at November 30, 2000 and 1999;
  Consolidated Statements of Operations for the years ended November 30, 2000, 1999 and 1998;
  Consolidated Statements of Shareholders' Equity for the years ended November 30, 2000, 1999 and 1998;
  Consolidated Statements of Cash Flows for the years ended November 30, 2000, 1999 and 1998;
  Notes to Consolidated Financial Statements;

2. Financial Statement Schedule

The following financial statement schedule and related auditors' report are filed as part of this report herewith as Exhibits 99.1 and 99.2:

Schedule II Valuation and Qualifying Accounts for the years ended November 30, 2000, 1999 and 1998

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

Exhibit Number	Description
3.1	Certificate and Articles of Incorporation (1)
3.2	By-law No. 6 (1)
3.3	Certificate and Articles of Amalgamation of Corel Corporation and Corel Computer Corp. (1)
3.4	Amendment to Articles of Incorporation (2)
4.1	Specimen of Common Share Certificate (1)
4.2	Shareholder Rights Plan Agreement dated February 11, 1999, as amended and restated as of March 31, 1999, by and between the Company and Montreal Trust Company of Canada,as rights agent. (3)
10.1	Corel Corporation Stock Option Plan, as amended (4)
10.2	Corel Corporation Stock Option Plan 2000 (4)
10.3	Share Purchase Agreement dated September 18, 2000 by and between the Company and Albans Investments Limited (2)
10.4	Registration Rights Agreement dated September 18, 2000 by and between the Company and Albans Investments Limited. (2)
10.5	Escrow Agreement dated September 18, 2000 by and between the Company, Albans Investments Limited and Epstein Becker & Green, P.C., as escrow agent. (2)
10.6	Form of Share Purchase Warrant between the Company and each of Albans Investment Limited, Whale Securities Co., L.P., and Richard Geyser. (2)
10.7	Share Purchase Agreement dated October 2, 2000 by and between the Company and Microsoft Corporation (5)
10.8	Registration Rights Agreement dated October 2, 2000 by and between the Company and Microsoft Corporation (5)
10.9	Technology and Services Agreement dated October 2, 2000 by and between the Company and Microsoft Corporation (5)
13.1	Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Instruments. Quantitative and Qualitative Disclosures About Market Risk (Incorporated by Reference to pages 13-21 of the 2000 Annual Report to Shareholders ("2000 Annual Report")) (2)
13.2	Financial Statements and related report thereon (Incorporated by Reference to pages 23-42 of the 2000 Annual Report) (2)
21.1	Subsidiaries of Registrant (2)
23.1	Consent of PricewaterhouseCoopers LLP Chartered Accountants (2)
99.1	Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts for the years ended November 30, 2000, 1999 and 1998 (2)
99.2	Auditors' Report to the Board of Directors on Financial Statement Schedules (2)

(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-50886 and incorporated herein by reference.

(2) Filed herewith

(3) Previously filed as an exhibit to the Company's Registration Statement No. 000-20562 and incorporated herein by reference

(4) Previously filed as an exhibit to the Company's Registration Statement No. 333-42790 and incorporated herein by reference

(5) Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2000 and incorporated herein by reference.

(b) Reports on Form 8-K

During the three-month period ended November 30, 2000 the Company filed three Current Reports on Form 8-K including information requested under Item 5 and Item 7 as follows:

On September 12, 2000, the Company reported on the proposed consolidation of its engineering operations, based in Dublin, Ireland to its corporate headquarters in Ottawa, Canada.

On September 28, 2000, the Company reported that it had entered into a share purchase agreement with an institutional investor.

On October 11, 2000, the Company reported that it had entered into agreements with Microsoft Corporation whereby Microsoft Corporation would purchase 24 million non-voting, convertible Series A preferred shares.

(c) Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules

The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ottawa, Province of Ontario, Canada, on February 21, 2001.

COREL CORPORATION

By	/s/ John Blaine
John Blaine
Executive Vice President, Finance, Chief
Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek Burney and John Blaine, his or her Attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said Attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 21, 2001.

Signature	Title

/s/ James Baillie	Chairman of the Board
James Baillie

/s/ Derek J. Burney	President and Chief Executive Officer, Director
Derek J. Burney

/s/ Lyle B. Blair	Director
Lyle B. Blair

/s/ Hunter S. Grant	Director
Hunter S. Grant

/s/ Jean-Louis Malouin	Director
Jean-Louis Malouin

/s/ Barbara McDougall	Director
Barbara McDougall

/s/ Lawrence O'Brien	Director
Lawrence O'Brien

/s/ John Blaine	Chief Financial Officer and
John Blaine	Executive Vice President, Finance
(principal financial and accounting officer)

Schedule II - 1

Index to Exhibits

Exhibit Number	Description
3 .1	Certificate and Articles of Incorporation (1)
3.2	By-law No. 6 (1)
3.3	Certificate and Articles of Amalgamation of Corel Corporation and Corel Computer Corp. (1)
3.4	Amendment to Articles of Incorporation (2)
4.1	Specimen of Common Share Certificate (1)
4.2	Shareholder Rights Plan Agreement dated February 11, 1999, as amended and restated as of March 31, 1999, by and between the Company and Montreal Trust Company of Canada,as rights agent. (3)
10.1	Corel Corporation Stock Option Plan, as amended (4)
10.2	Corel Corporation Stock Option Plan 2000 (4)
10.3	Share Purchase Agreement dated September 18, 2000 by and between the Company and Albans Investments Limited (2)
10.4	Registration Rights Agreement dated September 18, 2000 by and between the Company and Albans Investments Limited. (2)
10.5	Escrow Agreement dated September 18, 2000 by and between the Company, Albans Investments Limited and Epstein Becker & Green, P.C., as escrow agent. (2)
10.6	Form of Share Purchase Warrant between the Company and each of Albans Investment Limited, Whale Securities Co., L.P., and Richard Geyser. (2)
10.7	Share Purchase Agreement dated October 2, 2000 by and between the Company and Microsoft Corporation (5)
10.8	Registration Rights Agreement dated October 2, 2000 by and between the Company and Microsoft Corporation (5)
10.9	Technology and Services Agreement dated October 2, 2000 by and between the Company and Microsoft Corporation (5)
13.1	Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Instruments. Quantitative and Qualitative Disclosures About Market Risk (Incorporated by Reference to pages 13-21 of the 2000 Annual Report to Shareholders ("2000 Annual Report")) (2)
13.2	Financial Statements and related report thereon (Incorporated by Reference to pages 23-42 of the 2000 Annual Report) (2)
21.1	Subsidiaries of Registrant (2)
23.1	Consent of PricewaterhouseCoopers LLP Chartered Accountants (2)
99.1	Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts for the years ended November 30, 2000, 1999 and 1998 (2)
99.2	Auditors' Report to the Board of Directors on Financial Statement Schedules (2)