Form 10-Q
period 2000-11-30
COREL CORP
filed 2001-04-16
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended February 28, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

As of April 09, 2001, the registrant had 73,680,794 Common Shares outstanding.

COREL CORPORATION FORM 10-Q
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial statements

Consolidated Balance Sheets as of February 28, 2001 and November 30, 2000

Consolidated Statements of Operations and Deficit for the Three Months Ended February 28, 2001 and February 29, 2000

Consolidated Statements of Cash Flows for the three Months Ended February 28, 2001 and February 29, 2000

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

PART II. Other Information

Item 1. Legal Proceedings

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of US$)

	February 28,	November 30,
	2001	2000
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 124,456	$ 127,430
Restricted cash	912	1,136
Accounts receivable
Trade	20,410	28,620
Other	1,711	773
Inventory	2,222	3,117
Future tax asset . . . . . . . . . . . . . . . . . . . . . . .	479	479
Prepaid expenses	1,551	1,050
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	151,741	162,605

Investments	12,718	11,996
Future tax asset	965	965
Deferred financing charges	475	550
Capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38,625	42,471

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 204,524	$ 218,587
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 20,174	$ 28,441
Current portion of Novell obligations	5,000	10,000
Income taxes payable	6,355	6,595
Deferred revenue	9,720	10,907
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .	41,249	55,943

Shareholders' equity
Share capital
Preferred shares (000s), no par value, unlimited
authorized; 24,000 Series A issued and outstanding
at February 28, 2001 and November 30, 2000,
respectively
Common Shares (000s), no par value, 73,681 and
73,641 issued at February 28, 2001 and
November 30, 2000, respectively	$ 371,987	$ 371,890
Contributed surplus	4,990	4,990
Deficit	(213,702)	(214,236)
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .. .	163,275	162,644
Total liabilities and shareholders' equity . . . . . . . . . . . . .	$ 204,524	$ 218,587

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT

(in thousands of US$, except per share data)

(unaudited)

	Three months ended
	February 28,	February 29,
	2001	2000
Sales	$ 32,537	$ 44,141
Cost of sales	6,242	14,989
Gross profit	26,295	29,152
Expenses
Advertising	5,417	12,726
Selling, general and administrative	14,863	21,904
Research and development	5,685	11,447
Depreciation and amortization	1,462	1,733
Gain on foreign exchange	(111)	(6)
	27,316	47,804
Loss from operations	(1,021)	(18,652)
Gain on sale of investment		8,940
Interest income	1,753	17
Income (loss) before the undernoted	732	(9,695)
Income tax expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(198)	(2,442)
Share of loss of equity investments . . . . . . . . . . . . . . . . . . .		(264)
Net income (loss)	534	(12,401)

Deficit beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .	(214,236)	(158,888)
Deficit end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ (213,702)	$ (171,289)

Income (loss) per share:
Net income (loss)
Basic	$ 0.01	$ (0.19)
Diluted	$ 0.01	$ (0.19)
Weighted average number of common shares outstanding (000's)
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	73,657	65,653
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	97,757	65,653

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US$)

(unaudited)

	Three months ended
	February 28,	February 29,
	2001	2000
Operating activities:
Net income (loss)	$ 534	$ (12,401)
Items which do not involve cash or cash equivalents:
Depreciation	1,413	1,836
Amortization	2,760	2,723
Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,213
Gain on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . .	(214)
Future income tax assets		(133)
Share of loss in equity investments . . . . . . . . . . . . . . . . . . .		264
Gain on sale of investment . . . . . . . . . . . . . . . . . . . . . . . . . .		(8,940)
Changes in operating assets and liabilities
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	224
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6,059	24,297
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	895	2,994
Prepaid expenses . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .	(501)	(432)
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . .	(4,267)	(4,571)
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(240)
Income taxes recoverable . . . . . . . . . . . . . . . . . . . . . . . . . . .		2,567
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	(1,187)	(2,350)
Net cash provided by operating activities	6,689	5,854
Financing activities:
Issuance of common shares	97	1,916
Reduction of Novell obligations	(5,000)	(1,979)
Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . .	(4,903)	(63)

Investing activities:
Purchase of investments	(722)	(770)
Purchase of capital assets	(4,763)	(2,720)
Proceeds on sale of investment . . . . . . . . . . . . . . . . . . . . . . . .		8,940
Proceeds on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . .	725
Net cash provided by (used in) investing activities . . . . . . . . . . . . . .	(4,760)	5,450
Increase (decrease) in cash and cash equivalents	(2,974)	11,241
Cash and cash equivalents at beginning of period	127,430	18,021
Cash and cash equivalents at end of period	$ 124,456	$ 29,262

(See accompanying notes)

COREL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2001

(unaudited)

1. Summary of significant accounting policies

All dollar amounts included herein are expressed in thousands of US$ unless otherwise noted. Certain per share information is expressed in units of US$ unless otherwise noted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("US GAAP") in all material respects except as disclosed in Note 9. In management's opinion, all adjustments necessary for fair presentation are reflected in the financial statements. All adjustments made are normal and recurring in nature. Corel Corporation has followed the same accounting policies and methods of application as in the most recent audited financial statements except as stated here within.

Software revenue recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") issued by the American Institute of Certified Public Accountants in October 1997. During the year ended November 30, 2000, the Company adopted the Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions"("SOP 98-9") issued in December 1998. In fiscal 2000, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", and its related interpretations. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB has been adopted in fiscal 2001. The adoption of SOP 98-9 and SAB 101 have not had a material impact on the Company's financial results.

The Company recognizes revenue from packaged software and license fees when the software is delivered, there is persuasive evidence that an arrangement exists, the fee is fixed and determinable and collection is probable. Sales to distributors are subject to agreements allowing various rights of return and price protection. The Company provides reserves for estimated future returns, exchanges and price protection. Maintenance revenue is deferred and recognized over the term of the related agreement.

2. Inventory

As at
	February 28, 2001	November 30, 2000
Product components	$ 709	$ 1,424
Finished goods	1,513	1,693
	$ 2,222	$ 3,117

3. Investments

	As at
	February 28, 2001	November 30, 2000
Equity investments
Hemera Technologies Inc.	$ 9,727	9,727
LinuxForce, Inc.	243	243
	9,970	9,970
Investments recorded at cost, including GraphOn Corporation	2,748	2,026
	$ 12,718	$ 11,996

4. Accounts payable and accrued liabilities

	As at
	February 28, 2001	November 30, 2000
Trade accounts payable	$ 9,776	$ 11,518
Accrued payroll	2,912	4,005
Accrued liabilities	4,486	5,918
Metacreations payable		4,000
Microsoft accrual	3,000	3,000
	$ 20,174	$ 28,441

5. Earnings per share

The Company adopted CICA 3500 "Earnings per Share" during fiscal 2000 and has retroactively restated earnings per share for all periods presented. The calculation of earnings per share is based on the weighted daily average number of shares outstanding during the period. The calculation of diluted earnings per share assumes that all outstanding options, warrants and convertible preferred shares have been exercised at the later of the beginning of the fiscal period or the option, warrent, or convertible preferred share issuance date. As the impact of the exercise of options is anti-dilutive in 2000, outstanding options have been excluded from the calculation of diluted earnings per share.

	Three months ended
	February 28, 2001	February 29, 2000
Basic:
Weighted average common shares outstanding	73,657	$ 65,653
Net Income (loss)	$ 534	$ (12,401)
Per share amount	$ 0.01	$ (0.19)

Diluted:
Weighted average common shares outstanding	73,657	65,653
Net effect of dilutive stock options	100
Net effect of convertible preferred shares	24,000
Total	97,757	65,653
Net income	$ 534	$ (12,401)
Earnings per share	$ 0.01	$ (0.19)

6. Contingencies

On October 2, 2000, concurrent with the issuance of Series A preferred shares, the Company entered into a technology support and settlement agreement with Microsoft Corporation ("Microsoft"). Together with the purchase of such Series A preferred shares, Microsoft received the option to request the Company to perform certain product development work. The Company is obligated to provide at least 30 full time equivalents (20 developers and 10 testers) for a 12-month period to Microsoft upon receipt of Microsoft's written intent to exercise the option. The option is exercisable for a period of three years from the effective date. The Company has deducted, from equity, $3.0 million to provide for this future possible obligation.

The Company is a party to a number of claims arising in the ordinary course of business relating to employment, intellectual property and other matters. The Company is also party to a claim alleging violation of certain United Stated federal securities laws. The Company believes that such claims, individually, will not have a material adverse effect on its business, financial position or results of operations but, in the aggregate, may have a material adverse effect on its business, financial position or results of operations. Such possible effect cannot be reasonably estimated at this time. Please see Part II, Item 1 Legal and Government Proceedings.

7. Restructuring charge

On September 11, 1998, approximately 460 employees were terminated at the Orem, Utah facility. The balance of the workforce at that location remained with the Company until February 1, 1999 and assisted with the transfer of the source code and technical services to the Ottawa facility. As at February 28, 2001 the restructuring accrual included in accounts payable and accrued liabilities is comprised of the following amounts:

	Asset write-downs	Severance costs	Facilities closure costs	Total
Restructuring charge during the fiscal year	$ 3,086	$ 10,104	$ 2,690	$ 15,880
Payments		(6,395)	(1,344)	(7,739)
Re-allocation		(1,842)	1,842
Non-cash asset write-downs	(3,086)			(3,086)
Restructuring accrual at November 30, 1998		1,867	3,188	5,055
Payments		(2,100)	(1,705)	(3,805)
Re-allocation		233	(233)
Restructuring accrual at November 30, 1999			1,250	1,250
Payments			(954)	(954)
Restructuring accrual at November 30, 2000			$ 296	$ 296
Payments			(110)	(110)
Restructuring accrual at February 28, 2001			$ 186	$ 186

8. Segmented information

The Company has only one global operating segment, as detailed in the consolidated financial statements included herein.

The Company sells its products worldwide from four geographic regions. A summary of sales by product group, sales channel, region and major customer from consolidated operations is as follows:

Three months ended

	February 28, 2001	February 29, 2000
By product group
Creative products . . .	$ 20,812	$ 19,767
Business applications products. . . . . . . . . . . . . . . . . . . . .	11,562	22,084
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .	163	2,290
	$ 32,537	$ 44,141
By Sales channel
Retail packaged products. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 17,208	$ 22,793
OEM licences . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,045	4,495
Corporate licences . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11,284	16,853
	$ 32,537	$ 44,141
By region
Canada . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 1,846	$ 3,307
U.S.A. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15,963	18,589
Europe . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10,202	16,156
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,526	6,089
	$ 32,537	$ 44,141
By major customer
Ingram Micro Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 10,351	$ 1,870
All others . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22,186	42,271
	$ 32,537	$ 44,141

Included in creative products revenues are consumer applications products. In fiscal 2000, as Corel realigned itself and moved away from promoting these products, these revenues declined significantly and are no longer managed or accounted for as a separate group.

9. Significant differences between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. For the periods ended February 28, 2001 and February 29, 2000 these differences do not result in any difference in the reported income, loss or cash flows for those periods. Significant differences between Canadian GAAP and US GAAP are set forth below:

Accounting for stock-based compensation

In accordance with United Stated Financial Accounting Standards Board ("FASB") interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", and interpretation of APB No. 25 ("FIN 44"), the option repricing that occurred in fiscal 2000 has resulted in variable plan accounting for the re-priced options. At February 28, 2001, 1,859,500 options were eligible for repricing and the market price of the underlying common shares was CDN $3.12. Future periods may reflect compensation charges or credits depending on the fair market price of the underlying shares.

Available-for-sale securities

FASB Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires available-for-sale securities to be marked to market with unrealized holding gains or losses being accounted for in other comprehensive income. Accordingly, the reported carrying value of investments would be increased by $1.0 million at February 28, 2001 and $1.4 million at November 30, 2000, respectively. In addition, income taxes payable would be increased by $0.2 million at February 28, 2001 and income taxes recoverable would be increased by $0.3 million at November 30, 2000.

Comprehensive income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective December 1, 1998. SFAS 130 requires disclosure of comprehensive income, which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income includes items that cause changes in shareholders' equity but are not related to share capital or net earnings which, for the Company, comprises only unrealized holding gains on available-for- sale securities.

	Three months ended
	February 28, 2001	February 29, 2000
Net income (loss)	$ 534	$ (12,401)
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities	(383)	3,897
Related income tax	84	(1,272)
Comprehensive income (loss)	$ 235	$ (9,776)

Derivative Instruments

In fiscal 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which establishes standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilities on the Balance Sheet and be measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999, which was the fiscal year beginning December 1, 1999 for the Company. Prior periods should not be restated. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000, which is the fiscal year beginning December 1, 2000 for the Company. The Company believes the adoption of this pronouncement has not had a material impact on its results of operations or financial position.

New accounting pronouncements

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 which is during the Company's second quarter of fiscal 2001. The Company does not expect the adoption of SFAS 140 will have a material impact on its results of operations or financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

For the purposes of this discussion, unless the context otherwise requires, "Corel" refers to the consolidated operations of Corel Corporation and its wholly owned subsidiaries, Corel Corporation Limited, Corel International Corporation, Corel, Inc., and Corel Corporation (U.S.A.), while "the Company" refers to the parent, Corel Corporation. All dollar amounts included herein are expressed in thousands of US$ unless otherwise noted.

Corel develops, manufactures, licenses, sells and supports two main types of software products, creative products and business applications. These products are available on the Windows, MacIntosh and Linux environments.

On October 2, 2000, Corel announced a strategic alliance with Microsoft Corporation ("Microsoft"). The Company issued 24,000,000 Series A, participating convertible, non-voting, non-redeemable preferred shares to Microsoft for total gross proceeds of $135.0 million ($5.625 per share). Each preferred share is convertible into one common share but not in the hands of Microsoft or its affiliates. As part of the share purchase agreement, the Company has filed with the United States Securities and Exchange Commission ("SEC") a resale registration statement for 24,000,000 common shares underlying these preferred shares. This statement was filed on February 21, 2001, and amended on March 16, 2001. Under the terms of the technology support and settlement agreement, the companies will work together to support the development, testing and marketing of new products related to the .NET platform and, upon request from Microsoft at any time prior to October 2, 2003, Corel is obligated to provide 30 full time equivalents (20 developers and 10 testers) for a 12-month period to port the .NET platform from the Windows platform to the Linux platform. The Company has deducted from equity $3.0 million of the total money received from Microsoft for this future possible obligation.

Forward Looking Statements

The following information contains forward-looking statements, as defined by the United States Private Securities Litigation Reform Act of 1995, involving Corel's expectations about future financial results and other matters. These statements reflect management's current forecast of certain aspects of Corel's future business. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results of operations to differ materially from historical results or current expectations. The words "plan", "expect", "believe", "intend", "anticipate", "forecast", "target", "estimate" and similar expressions identify forward-looking statements. Risk factors include shifts in customer demand, product shipment schedules, product mix, competitive products and pricing, technological shifts and other variables. Readers are referred to Corel's most recent reports filed with the Securities and Exchange Commission for a more complete discussion of the other risks and uncertainties. The factors underlying forecasts are dynamic and subject to change. As a result, forecasts speak only as of the date they are given and do not necessarily reflect Corel's outlook at any other point in time. Corel does not undertake to update or review these forward-looking statements.

RESULTS OF OPERATIONS

Sales

Sales decreased 26% to $32.5 million in the first quarter of 2001 from $44.1 million in the first quarter of 2000. This decrease was due primarily to Corel's flagship business application product, WordPerfect Office 2000, nearing the end of its life cycle in the first quarter of 2001.

Sales by product groups

The table below shows sales consisting of creative products, business application products and other revenues consisting primarily of Linux operating system products. The comparative numbers have been reclassified to conform with current presentation.

	Three months ended
	February 28, 2001	February 29, 2000
Creative products	$ 20,812	$ 19,767
Business applications products	11,562	22,084
Other	163	2,290
Total sales	$ 32,537	$ 44,141

Creative products revenues increased 5% from $19.8 million in the first quarter of 2000 to $20.8 million in the first quarter of 2001. This increase is primarily due to CorelDRAW 10 Graphics Suite being in the early stages of its life cycle in the first quarter of 2001, while CorelDRAW 9 Graphics Suite was nearing the end of its life cycle in the first quarter of 2000. Creative products revenues are expected to increase approximately 20% in fiscal 2001 due primarily to increased demand for CorelDRAW 10 Graphics Suite, planned releases of updates to the products acquired from Metacreations Corporation and the release of CorelDraw 10 Graphics Suite for the MacIntosh operating system. Included in creative products revenues are consumer applications products. In fiscal 2000, as Corel realigned itself and moved away from promoting these products, these revenues declined significantly and are no longer managed or accounted for as a separate segment.

Business application products revenues declined 48% from $22.1 million in the first quarter of 2000 to $11.6 million in the first quarter of 2001. This is due primarily to the lack of any major product launches since fiscal 1999. With the planned release of WordPerfect Office 2002 in early spring 2001, localized only in International English and Canadian French, revenues for business applications products in the second quarter of 2001 are expected to increase.

Other revenues, related primarily to Corel LINUX OS, decreased 93% to $0.1 million in the first quarter of 2001 from $2.3 million in the first quarter of 2000 due to the Company's focus on its core products. Other revenues are expected to increase marginally in the future with the introduction of professional services and other revenue sources.

Sales by sales channels

Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences. The table below shows sales by sales channels:

	Three months ended
	February 28, 2001	February 29, 2000
Retail packaged products	$ 17,208	$ 22,793
OEM licenses	4,045	4,495
Corporate licenses	11,284	16,853
Total sales	$ 32,537	$ 44,141

Retail packaged products and corporate licences are sold primarily through distributors. Sales from retail packaged products declined 25% from $22.8 million in the first quarter of 2000 to $17.2 million in the first quarter of 2001. The decline in retail packaged product sales is primarily due the decline in PC sales and the decline in inventories being held by retail distributors. In addition, WordPerfect Office 2000 was nearing the end of its life cycle in the first quarter of 2001.

OEM channel sales are licence fees from original equipment manufacturers. These sales decreased 10% from $4.5 million in the first quarter of 2000 to $4.0 million in the first quarter of 2001. The decrease was due primarily to declining PC sales and products reaching the end of their life cycles.

Corporate licenses declined 33% from $16.9 million in the first quarter of 2000 to $11.3 million in the first quarter of 2001. This decrease is primarily due to Corel not having released new versions of WordPerfect since fiscal 1999.

The channel mix is not expected to materially change in the coming quarter.

Sales by region

The table below shows sales by region:

	Three months ended
	February 28, 2001	February 29, 2000
Canada	$ 1,846	$ 3,307
U.S.A.	15,963	18,589
Europe	10,202	16,156
Other	4,526	6,089
Total sales	$ 32,537	$ 44,141

Sales in North America declined 19% from $21.9 million in the first quarter of 2000 to $17.8 million in the first quarter of 2001. This is primarily due to products reaching the end of their life cycle and the aforementioned change in distributors' buying patterns. A general decline in the retail market in North America also contributed to slower sales. Revenues in North America are expected to increase marginally in the second quarter of 2001 as Corel increases its focus on the North American market.

Declining sales in Germany, the Netherlands and the United Kingdom resulted in European revenues declining 37% from $16.2 million in fiscal 2000 to $10.2 million in the first quarter of 2001. Revenues in Europe are expected to decline in the coming quarter since WordPerfect Office 2002 will not be localized in many local languages as was done historically.

Corel's products are sold primarily in US dollars in all regions other than Europe. In fiscal 2000, Corel began selling in Euros for many of its European customers. The relative weakness of the Euro to the U.S. dollar in the first quarter of 2001 impacted sales slightly.

Cost of sales and gross profit

In cost of sales, Corel includes all costs associated with the acquisition of components, the assembly of finished products, product royalties, the amortization of software acquisition costs and shipping. Costs associated with warehousing are included in selling, general and administrative expenses. Software acquired for integration and sale with Corel products has been capitalized and is currently being amortized over the greater of : a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or, b) the straight line method over the remaining economic life generally estimated to be three to five years.

As products reach the end of their life cycle, inventory considered obsolete and prepayments of royalties on certain products are written off. Corel's continuing effort to tightly manage inventory resulted in an increase in gross margin from 66% in the first quarter of 2000 to 81% in the first quarter of 2001. On a go-forward basis, Corel anticipates gross margin in the high 70 to low 80 percent range.

Advertising Expenses

Advertising expenses include all marketing, advertising and trade show expenses. In the first quarter of 2001, advertising expenses decreased 57% from $12.7 million in the first quarter of 2000 to $5.4 million in the first quarter of 2001. This was due primarily to Corel's cost reduction plan that was implemented in May 2000. It is expected that the advertising expenditures for the second quarter of 2001 will increase slightly to coincide with the release of WordPerfect 2002 in early May of 2001.

Selling, general and administrative expenses

All selling expenses (except for advertising expenses) are included in this category along with general and administrative expenses, including expenses associated with warehousing inventory. Selling, general and administrative expenses decreased 32% from $21.9 million in the first quarter of 2000 to $14.9 million in fiscal 2001. This can be attributed to the cost reduction plan announced in June of 2000.

Selling, general and administrative expenses are expected to be consistent with the first quarter of 2001 in the future due to Corel's cost restructuring plan.

Research and development expenses

Research costs are expensed as incurred. Development costs related to software products developed for sale are expensed as incurred unless they meet the criteria for deferral under generally accepted accounting principles. Research and development expenses are reported net of Canadian investment tax credits

In the first quarter of 2001, gross research and development expenses were reduced by $5.7 million (50%) to $5.7 million from $11.4 million reported in the first quarter of 2000. This is primarily as a result of the cost reduction plan implemented in June 2000.

Research and development expenses are expected to decline significantly in the future. This is due primarily to the cost reduction plan that resulted in the consolidation of the Irish localization facilities. Corel will not be localizing as many products on a go forward basis. Also, with Corel shifting its focus to two main business lines, fewer resources will be used to develop Corel LINUX OS.

Depreciation and amortization expenses

Depreciation and amortization expenses, which do not include the amortization of purchased software, decreased 12% in the first quarter of fiscal 2001 to $1.5 million from $1.7 million in the first quarter of fiscal 2000 as result of assets which were disposed of during the consolidation of the Irish localization facilities.

Interest income

Interest income increased $1.7 million as a result of the $95.2 million increase in cash and cash equivalents consisting mostly of commercial paper and short term investments.

Income taxes

Corel's effective tax rates for the first quarter of 2001, and the first quarter of 2000 were 27.3% and 25.2% respectively. These effective tax rates vary from Corel's statutory tax rate of 44.3% primarily due to foreign tax rate differences associated with Corel's international operations.

Liquidity and capital resources

As of February 28, 2001, Corel's principal sources of liquidity included cash and cash equivalents of approximately $125.4 million, and trade accounts receivable of $20.4 million. Cash equivalents consist of overnight call loans to a major Canadian bank totalling $13.6 million, and commercial paper from various issuers totalling $99.2 million. At February 28, 2001, $0.9 million of cash was restricted as security for corporate credit cards and severance payments related to the closing of the Irish localization facilities.

Cash provided by operations was $6.7 million for the first quarter of fiscal 2001 compared to cash provided by operations of $5.9 million for the first quarter of fiscal 2000. The increase of $0.8 million was primarily due to the cost reduction plan implemented in fiscal 2000.

Trade accounts receivable, net of provisions, decreased from the November 30, 2000 balance of $28.6 million to $20.4 million as a result of a decrease in gross accounts receivable. This was a result of lower sales volume that occurred during the quarter, as well as an additional write off of various old accounts.

Accounts payable and accrued liabilities decreased from $28.4 million on November 30, 2000 to $20.2 million at February 28, 2001 mainly due to payment of many of the previously accrued liabilities including the final payment to MetaCreations of $4 million for the MetaCreations products..

Financing activities used $4.9 million in the first quarter of 2001 compared to $0.1 million in the first quarter of 2000. The source of cash in the first quarter of fiscal 2001 through financing activities was the issuance of common shares. During the quarter, the issuance of common shares through employee stock options and common share purchase warrants resulted in $0.1 million source of cash as compared to $1.9 million source of cash for the first quarter of 2000 from the issuance of common shares to employees. The use of cash in the first quarter of 2001 and the first quarter of 2000 was for the repayment of Novell obligations.

Investing activities used $4.8 million in the first quarter of 2001 compared to $5.5 million being provided in the first quarter of 2000. The source of cash from investing activities was primarily proceeds from lease termination and disposal of assets in Ireland of $0.8 million as compared to proceeds from the sale of shares of GraphOn Corporation ("GraphOn") of $8.9 million for the first quarter of 2000. Uses of cash for investing activities includes expenditures for capital assets of $4.8 million in the first quarter of 2001 compared to $2.7 million in first quarter of 2000, as well as for share subscription payments to various affiliates, which accounted for $0.7 million use of cash in the first quarter of 2001, compared to $0.8 million use of cash in the first quarter of 2000.

On September 19, 2000, the Company announced it had entered into a share purchase agreement with an institutional investor. Subject to the terms and conditions of this agreement, the Company may issue and sell to the investor up to 14,690,000 shares in periodic draw down periods over 24 months, if all associated warrants are exercised. Corel has not issued any shares related to this agreement as of February 28, 2001.

At February 28, 2001, Corel's capital resource commitments consisted primarily of lease arrangements for office space. No significant commitments exist for future capital expenditures. Corel believes available balances of cash and cash equivalents combined with the proceeds of the shares issued and issuable as described above are sufficient to meet its working capital requirements for the foreseeable future.

Other Matters

New Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 which is during the Company's second quarter of fiscal 2001. The Company does not expect the adoption of SFAS 140 will have a material impact on its results of operations or financial position.

Financial Instruments

Interest rate risk

Corel's exposure to market risk for changes in interest rates relates primarily to its investment portfolio of cash equivalents and marketable securities. Corel does not use derivative financial instruments in its investment portfolio. The stated objectives of Corel's investment guidelines are safety of principal, liquidity, maximization of yield, and diversification of risk. The Company places its investments with high credit quality issuers, principally term deposits with a major Canadian financial institution. The marketable securities portfolio includes only those securities with active secondary or resale markets to ensure portfolio liquidity. A substantial reduction in overall interest rates could significantly reduce Corel's interest income.

The table below presents principal amounts and related weighted average interest related by date of maturity for Corel's interest bearing investment portfolio. Weighted average interest rates include the after-tax yield on a debt security of a major Canadian corporation. At February 28, 2001, the total investment portfolio had maturity dates prior to May 31, 2001.

		Weighted average	Fair value at
	Maturity balance	after-tax yield	February 28, 2001
Cash equivalents	$ 13,006	3.91%	$ 13,006
Commercial Paper	105,005	4.06%	105,005
Total investment portfolio	$ 118,011	4.05%	$ 118,011

Foreign currency risk

Corel conducts business in various foreign currencies, primarily in Canada and Europe and to a lesser extent Australia, Latin America, Japan and other Asian countries. Corel monitors its foreign currency exposure. As of February 28, 2001, Corel had no foreign currency hedges outstanding. Corel has mitigated, and expects to continue to mitigate, a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based.

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

PART II. OTHER INFORMATION

Item 1. Legal and Government Proceedings

On December 15, 1999, Corel filed suit against the United States of America in the U.S. District Court for the District of Columbia, in Washington, D.C., for the actions of its agency, the Department of Labor in conducting an unlawful procurement. The Complaint claims that, in its goal to standardize its office automation suite, the Department of Labor violated various statutes, regulations and treaties by "sole-sourcing" its contract to a competing vendor rather than conducting an open and fair procurement in accordance with U.S. law. In dispute is the decision by the Department of Labor to standardize on a competing product despite the fact that, at the time of the award, the WordPerfect family of products was licenced for a majority of the Department's 20,000 work stations. It is believed that the three-year standardization deal with the competing vendor could be valued as high as US $8 million. As a remedy, Corel is seeking an immediate injunction against the further implementation of the "sole source" contract and to have it declared void. Corel is also seeking to have the standardization process and related procurement activities tendered in a fair and open competition in accordance with the applicable statutes, regulations and treaties. The Answer to the Complaint was filed by the Government on March 21, 2000. The Government has filed a motion to have Corel's action dismissed for lack of jurisdiction and, in the alternative, for summary judgment. Corel filed its motion for preliminary injunction. All motions were argued on August 11, 2000 in conjunction with arguments on the merits of the case. The decision of the court is pending.

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

COREL CORPORATION

(Registrant)

Date: April 14, 2001 By: /s/ John Blaine

John Blaine

Chief Financial Officer, Executive Vice President Finance and Treasurer

(Principal Financial and Accounting Officer)