Form 10-Q
period 2001-05-31
COREL CORP
filed 2001-06-29
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended May 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

As of June 27, 2001, the registrant had 73,761,044 Common Shares outstanding.

COREL CORPORATION FORM 10-Q
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial statements

Consolidated Balance Sheets as of May 31, 2001 and November 30, 2000

Consolidated Statements of Operations and Deficit for the Three and Six Months Ended May 31, 2001 and 2000

Consolidated Statements of Cash Flows for the Six Months Ended May 31, 2001 and 2000

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

PART II. Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of US$)

	May 31, 2000	November 30,
	2001	2000
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 105,784	$ 127,430
Restricted cash	886	1,136
Marketable securities	20,480
Accounts receivable
Trade	19,515	28,620
Other	1,655	773
Inventory	972	3,117
Future tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . .	479	479
Prepaid expenses	698	1,050
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	150,469	162,605

Investments	12,399	11,996
Future tax asset	826	965
Deferred financing charges	400	550
Capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35,255	42,471

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 199,349	$ 218,587
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 20,350	$ 28,441
Current portion of Novell obligations		10,000
Income taxes payable	5,794	6,595
Deferred revenue	7,567	10,907
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .	33,711	55,943

Shareholders' equity
Share capital
Preferred shares (000s), no par value, unlimited
authorized; 24,000 Series A issued and outstanding
at May 31, 2001 and November 30, 2000,
respectively
Common Shares (000s), no par value, 73,761 and
73,641 issued at May 31, 2001 and
November 30, 2000, respectively . . . . . . . . . . . . . . . . .	372,024	371,890
Contributed surplus	4,990	4,990
Deficit	(211,376)	(214,236)
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .. .	165,638	162,644
Total liabilities and shareholders' equity . . . . . . . . . . . . .	$ 199,349	$ 218,587

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT

(in thousands of US$, except share and per share data)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2001	2000	2001	2000
Sales	$ 36,013	$ 36,639	$ 68,550	$80,780
Cost of sales	6,908	11,292	13,150	26,281
Gross profit	29,105	25,347	55,400	54,499
Expenses
Advertising	4,338	9,948	9,755	22,674
Selling, general and administrative	15,822	23,915	30,685	45,819
Research and development	5,733	12,306	11,418	23,753
Depreciation and amortization	1,143	2,004	2,605	3,737
Loss on foreign exchange	857	475	746	469
	27,893	48,648	55,209	96,452
Income (loss) from operations	1,212	(23,301)	191	(41,953)
Gain on sale of investment. . . . . . . . . . .		1,204		10,144
Interest income	1,488	46	3,241	63
Income (loss) before undernoted	2,700	(22,051)	3,432	(31,746)
Income tax expense. . . . . . . . . . . . . . . .	(56)	(496)	(254)	(2,938)
Share of loss in equity investees. . . . . .	(318)	(1,071)	(318)	(1,335)
Net income (loss)	2,326	(23,618)	2,860	(36,019)

Deficit beginning of period . . . . . . . . . .	(213,702)	(171,289)	(214,236)	(158,888)
Deficit end of period . . . . . . . . . . . . . .	$ (211,376)	$ (194,907)	$ (211,376)	$ (194,907)

Income (loss) per share:
Net income (loss)
Basic	$ 0.03	$ (0.36)	$ 0.04	$ (0.55)
Diluted . . . . . . . . . . . . . . . . . . . . . .	$ 0.02	$ (0.36)	$ 0.03	$ (0.55)

Average number of Common Shares outstanding (000s)
Basic . . . . . . . . . . . . . . . . . . . . . . . .	73,719	65,810	73,688	65,832
Diluted . . . . . . . . . . . . . . . . . . . . . .	97,762	65,810	97,769	65,832

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US$)

(unaudited)

	Six months ended May 31,
	2001	2000
Operating activities:
Net income (loss)	$ 2,860	$ (36,019)
Items which do not involve cash or cash equivalents:
Depreciation	2,605	3,737
Amortization	5,665	6,632
Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,708
Gain on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . .	(306)
Future income tax assets	139	(228)
Share of loss in equity investments . . . . . . . . . . . . . . . . . . .	319	1,335
Gain on sale of investment . . . . . . . . . . . . . . . . . . . . . . . . . .		(10,144)
Other . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .		111
Changes in operating assets and liabilities
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	249
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,515	35,571
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,145	3,647
Prepaid expenses . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .	352	(522)
Accounts payable and accrued liabilities. . . . . . . . . . . . . . .	(4,091)	(15,491)
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(801)	996
Income taxes recoverable . . . . . . . . . . . . . . . . . . . . . . . . . . .		5,135
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	(3,340)	(2,980)
Net cash provided by (used in) operating activities	14,019	(8,220)
Financing activities:
Issuance of common shares	134	2,913
Reduction of Novell obligations	(10,000)	(3,905)
Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . .	(9,866)	(992)

Investing activities:
Purchase of investments	(722)	(1,663)
Purchase of marketable securities	(20,480)
Purchase of capital assets	(5,415)	(7,426)
Proceeds on sale of investment . . . . . . . . . . . . . . . . . . . . . . . .		10,144
Proceeds on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . .	818
Net cash provided by (used in) investing activities . . . . . . . . . . . . . .	(25,799)	1,055
Decrease in cash and cash equivalents	(21,646)	(8,157)
Cash and cash equivalents at beginning of period	127,430	18,021
Cash and cash equivalents at end of period	$ 105,784	$ 9,864

(See accompanying notes)

COREL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001

(unaudited)

1. Summary of significant accounting policies

All dollar amounts included herein are expressed in thousands of US$ unless otherwise noted. Certain per share information is expressed in units of US$ unless otherwise noted.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") for interim financial statements and do not include all the disclosures required in annual financial statements. These consolidated financial statements should be read in conjunction with the annual financial statements for the year ended November 30, 2000. The principles used to prepare the financial statements conform, in all material respects, to those generally accepted in the United States ("US GAAP") except as disclosed in Note 9. In management's opinion, all adjustments necessary for fair presentation are reflected in the financial statements. All adjustments made are normal and recurring in nature. Corel Corporation together with its wholly owned subsidiaries hereinafter referred to as the "Company" has followed the same accounting policies and methods of application as in the most recent audited financial statements except as stated herein.

Software revenue recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") issued by the American Institute of Certified Public Accountants in October 1997. During the year ended November 30, 2000, the Company adopted Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions"("SOP 98-9") issued in December 1998. In fiscal 2000, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", and its related interpretations. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB has been adopted in fiscal 2001. The adoption of SOP 98-9 and SAB 101 have not had a material impact on the Company's financial results.

The Company recognizes revenue from packaged software and license fees when the software is delivered, there is persuasive evidence that an arrangement exists, the fee is fixed and determinable and collection is probable. Sales to distributors are subject to agreements allowing various rights of return and price protection. The Company provides provisions for estimated future returns, exchanges and price protection. Maintenance revenue is deferred and recognized over the term of the related agreement. Where telephone support is included for a limited time together with the license fee, the entire license fee is recognized upon delivery of the product and the costs to provide the support are accrued. Where support is provided together with an annual licensing fee, the entire fee is deferred and recognized ratably over the term of the license agreement. Revenue from professional services and other services are recognized when the services are delivered.

Foreign currency transactions

The functional currency of the Company and its subsidiaries, which are accounted for as integrated foreign operations, is the US dollar. In accordance with the CICA 1650 - "Foreign Currency Translation", monetary assets and liabilities denominated in foreign currencies, other than the functional currency, are remeasured at the closing period-end rates of exchange. Non-monetary items and any related amortization of such items are remeasured at the rates of exchange in effect when items have been remeasured at the average rates prevailing during the respective periods. The gains or losses resulting from the remeasurement of these amounts have been reflected in earnings in the respective periods.

Marketable Securities

Marketable securities are investments which are highly liquid and have terms to maturity at date of purchase of between 90 days and one year.

2. Inventory

As at
	May 31, 2001	November 30, 2000
Product components	$ 652	$ 1,424
Finished goods	320	1,693
	$ 972	$ 311

3. Investments

	As at
	May 31, 2001	November 30, 2000
Equity investments
Hemera Technologies Inc.	$ 9,420	9,727
LinuxForce, Inc.	232	243
	9,652	9,970
Investments recorded at cost, including GraphOn Corporation	2,747	2,026
	$ 12,399	$ 11,996

4. Accounts payable and accrued liabilities

	As at
	May 31, 2001	November 30, 2000
Trade accounts payable	$ 9,335	$ 11,518
Accrued payroll	3,390	4,005
Accrued liabilities	4,879	5,918
Metacreations payable		4,000
Microsoft accrual	2,746	3,000
	$ 20,350	$ 28,441

Microsoft Accrual

On October 2, 2000, concurrent with the issuance of Series A preferred shares, the Company entered into a technology support and settlement agreement with Microsoft Corporation ("Microsoft"). Together with the purchase of such Series A preferred shares, Microsoft received the option to request the Company to perform certain product development work. The Company is obligated to provide at least 30 full time equivalents (20 developers and 10 testers) for a 12-month period to Microsoft upon receipt of Microsoft's written intent to exercise the option. On May 17, 2001, the Company received written notice from Microsoft of its exercise of the option. The Company estimated the costs to perform the services described as being $3.0 million based on the estimated average cost per developer and tester required to perform the services when required. If the actual costs to perform the required services is less than $3.0 million, the remainder of the liability will be recorded as an increase in contributed surplus. As of May 31, 2001, the Company had applied approximately $0.3 million in costs against this obligation leaving $2.7 million is still available.

5. Earnings per share

The Company adopted CICA 3500 "Earnings per Share" during fiscal 2000 and has retroactively restated earnings per share for all periods presented. The calculation of earnings per share is based on the weighted daily average number of shares outstanding during the period. The calculation of diluted earnings per share assumes that all outstanding options, warrants and convertible preferred shares have been exercised at the later of the beginning of the fiscal period or the option, warrant, or convertible preferred share issuance date. As the impact of the exercise of the warrants and options are anti-dilutive in 2001 and 2000 respectively, those items have been excluded from the calculation of diluted earnings per share.

	Three Months Ended May 31		Six Months Ended May 31
	2001	2000	2001	2000
Basic:
Average common shares outstanding	73,719	65,810	73,688	$ 65,832
Net Income (loss)	$ 2,326	$ (23,618)	$ 2,860	$ (36,019)
Per share amount	$ 0.03	$ (0.36)	$ 0.04	$ (0.55)

Diluted:
Weighted average common shares outstanding	73,719	65,810	73,688	65,832
Net effect of dilutive stock options	43		81
Net effect of convertible preferred shares	24,000		24,000
Total	97,762	65,810	97,769	65,832
Net income	$ 2,326	$ (23,618)	$ 2,860	$ (36,019)
Earnings per share	$ 0.02	$ (0.36)	$ 0.03	$ (0.55)

6. Contingencies

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

7. Restructuring charge

On September 11, 1998, approximately 460 employees were terminated at the Orem, Utah facility. The balance of the workforce at that location remained with the Company until February 1, 1999 and assisted with the transfer of the source code and technical services to the Ottawa facility. As at May 31, 2001 the restructuring accrual included in accounts payable and accrued liabilities is comprised of the following amounts:

	Asset write-downs	Severance costs	Facilities closure costs	Total
Restructuring charge during the fiscal year	$ 3,086	$ 10,104	$ 2,690	$ 15,880
Payments		(6,395)	(1,344)	(7,739)
Re-allocation		(1,842)	1,842
Non-cash asset write-downs	(3,086)			(3,086)
Restructuring accrual at November 30, 1998		1,867	3,188	5,055
Payments		(2,100)	(1,705)	(3,805)
Re-allocation		233	(233)
Restructuring accrual at November 30, 1999			1,250	1,250
Payments			(954)	(954)
Restructuring accrual at November 30, 2000			$ 296	$ 296
Payments			(286)	(286)
Restructuring accrual at May 31, 2001			$ 10	$ 10

8. Segmented information

The Company has only one global operating segment, as detailed in the consolidated financial statements included herein.

The Company sells its products worldwide from four geographic regions. A summary of sales by product group, sales channel, region and major customer from consolidated operations is as follows:

	Three months ended May 31,		Six months ended May 31,
	2001	2000	2001	2000
By product group
Creative products . . .	$ 13,940	$ 17,911	$ 34,752	$ 37,678
Business applications products. . . . . . . . . . . . . . . .	21,929	18,919	33,491	41,003
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .	144	(191)	307	2,099
	$ 36,013	$ 36,639	$ 68,550	$ 80,780
By Sales channel
Retail packaged products. . . . . . . . . . . . . . . . . . . . .	$ 22,499	$ 18,877	$ 39,707	$ 41,670
OEM licences . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,872	4,503	6,917	8,998
Corporate licences . . . . . . . . . . . . . . . . . . . . . . . . . .	10,642	13,259	21,926	30,112
	$ 36,013	$ 36,639	$ 68,550	$ 80,780
By region
Canada . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 2,834	$ 4,268	$ 4,680	$ 7,575
U.S.A. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21,928	17,098	37,891	35,687
Europe . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7,179	9,161	17,381	25,317
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,072	6,112	8,598	12,201
	$ 36,013	$ 36,639	$ 68,550	$ 80,780
By major customer
Ingram Micro Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 13,648	$ 542	$ 23,999	$ 2,412
All others . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22,365	36,097	44,551	77,394
	$ 36,013	$ 36,639	$ 68,550	$ 80,780

Included in creative products revenues are consumer applications products. In fiscal 2000, as Corel realigned itself and moved away from promoting these products, these revenues declined significantly and are no longer managed or accounted for as a separate group.

9. Significant differences between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. For the periods ended May 31, 2001 and 2000 these differences do not result in any difference in the reported income, loss or cash flows for those periods. Significant differences between Canadian GAAP and US GAAP are set forth below:

Accounting for stock-based compensation

In accordance with United States Financial Accounting Standards Board ("FASB") interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25 ("FIN 44"), the repricing of options that occurred on November 16, 2000 at CDN $5.70 has resulted in variable plan accounting for the re-priced options. At May 31, 2001, 1,444,500 options had been tendered for repricing and the market price of the underlying common shares was CDN $3.70. Future periods may reflect compensation charges or credits depending on the fair market price of the underlying shares.

Available-for-sale securities

FASB Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires available-for-sale securities to be marked to market with unrealized holding gains or losses being accounted for in other comprehensive income. Accordingly, the reported carrying value of investments would be increased by $2.2 million at May 31, 2001 and $1.4 million at November 30, 2000, respectively. In addition, income taxes payable would be increased by $0.5 million at May 31, 2001 and by $0.3 million at November 30, 2000.

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

	Three months ended May 31,		Six months ended May 31,
	2001	2000	2001	2000
Net income (loss)	$ 2,326	$ (23,618)	$ 2,860	$ (36,019)
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities	1,144	(21,912)	761	(13,462)
Related income tax	(251)	7,231	(167)	4,442
Comprehensive income (loss)	$ 3,219	$ (38,299)	$ 3,454	$ (45,039)

Derivative Instruments

In fiscal 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which established standards for derivative instruments and hedging activities. It required that all derivatives be recognized as either assets or liabilities on the Balance Sheet and be measured at fair value. SFAS 133 was originally effective for fiscal years beginning after June 15, 1999, which was the fiscal year beginning December 1, 1999 for the Company. Prior periods are not to be restated. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000, which is the current fiscal year beginning December 1, 2000 for the Company. The adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

New accounting pronouncements

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 which was during the Company's second quarter of fiscal 2001. The adoption of this pronouncement has not had a material impact on the Company's results of operations or its financial position.

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

On October 2, 2000, Corel announced a strategic alliance with Microsoft Corporation ("Microsoft"). The Company issued 24,000,000 Series A, participating convertible, non-voting, non-redeemable preferred shares to Microsoft for total gross proceeds of $135.0 million ($5.625 per share). Each preferred share is convertible into one common share but not in the hands of Microsoft or its affiliates. As part of the share purchase agreement, the Company has filed with the United States Securities and Exchange Commission ("SEC") a resale registration statement for 24,000,000 common shares underlying these preferred shares. This statement was filed on February 21, 2001, and amended on March 16, 2001. Under the terms of the technology support and settlement agreement, the companies will work together to support the development, testing and marketing of new products related to the .NET platform and, upon request from Microsoft at any time prior to October 2, 2003, Corel is obligated to provide a minimum of 30 full time equivalents (20 developers and 10 testers) for a 12-month period to port the .NET platform from the Windows platform to the Linux platform. On April 30, the parties signed Amendment No. 1 to the agreement amending some terms regarding licencing, ownership, representations and warranties, the termination of the project, and other general provisions. Subsequently, on May 11, the parties agreed, by a Rider to Amendment No. 1, to expand the scope of platforms to which Corel could be requested to port the .NET framework to include Free BSD and other similar platforms as designated by Microsoft. On May 17, 2001, the Company received written notification from Microsoft on its intent to exercise this option. The Company deducted from equity $3.0 million of the total money received from Microsoft for this obligation in the previous year. As of May 31, 2001, the Company had applied $0.3 million in expenses against this obligation leaving a remaining provision of $2.7 million. If the actual cost to perform the required services is less that $3 million, the remainder of the liability will be recorded as an increase in contributed surplus.

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

RESULTS OF OPERATIONS

Sales

Sales decreased 2% to $36.0 million in the second quarter of fiscal 2001 from $36.6 million in the second quarter of fiscal 2000. This decrease was due primarily to Corel's flagship business application product, WordPerfect Office 2002, released near the end of the second quarter of 2001, previous versions of which were at the end of their life cycles in fiscal 2001. Sales also decreased 15% to $68.6 million in the first six months of fiscal 2001 from $80.8 million in the first six months of fiscal 2000. Corel has been impacted, as has the entire industry in Corel's belief, by a decrease in computer hardware sales.

Sales by product groups

The table below shows sales consisting of creative products, business application products and other revenues consisting primarily of professional services offered by Corel and Linux operating system products. The comparative numbers have been reclassified to conform with current presentation.

Three Months Six Months

Ended May 31 Ended May 31

	2001	2000	2001	2000

Creative products. . . . . .	$ 13,940	$ 17,911	$ 34,752	$ 37,678
Business applications products. . . . . . . . . . . . . . . . . . . . . .	21,929	18,919	33,491	41,003
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	144	(191)	307	2,099
Total sales	$ 36,013	$ 36,639	$ 68,550	$ 80,780

Creative products revenues decreased 22% from $17.9 million in the second quarter of 2000 to $13.9 million in the second quarter of 2001. Creative products software also decreased by 8% from $37.7 in the first six months of 2000 to $34.8 million in the first six months of 2001. These decreases are primarily due to a decrease in hardware sales within the industry and the effect of many of the Company's creative products, other than Corel Draw, reaching the end of their life cycles. Given the results of the prior two quarters and due to the current economic uncertainty, the Company does not expect to meet the 20% growth target within the creative applications for the year as mentioned in prior filings. The Company does expect that the introduction of several new graphics applications in the coming months will increase the overall revenues as compared to the previous year. Included in creative products revenues are consumer applications products. In fiscal 2000, as Corel realigned itself and moved away from promoting these products, these revenues declined significantly and are no longer managed or accounted for as a separate segment.

Business application products revenues increased 16% from $18.9 million in the second quarter of 2000 to $21.9 million in the second quarter of 2001. Business application products revenue has decreased 18% from $41.0 million in the first six months of 2000 to $33.5 million in the first six months of 2001. The second quarter increase is due primarily to the release of WordPerfect Office 2002 in May 2001. The decline in product sales in the six months ended May 31, 2001 is attributed to WordPerfect Office 2000 being at the end of its life cycle, as well as a general decline in economic conditions.

Sales by sales channels

Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences. The table below shows sales by sales channels:

Three Months Six Months

Ended May 31 Ended May 31
	2001	2000	2001	2000
Retail packaged products	$ 22,499	$ 18,877	$ 39,707	$ 41,670
OEM licenses	2,872	4,503	6,917	8,998
Corporate licenses	10,642	13,259	21,926	30,112
Total sales	$36,013	$36,639	$68,550	$80,780

Retail packaged products and corporate licences are sold primarily through distributors. Sales from retail packaged products increased 19% from $18.9 million in the second quarter of 2000 to $22.5 million in the second quarter of 2001. Retail packaged products have decreased 5% from $41.7 million in the first six months of 2000 to $39.7 million in the first six months of 2001. The increase in retail packaged product sales is primarily due the release of WordPerfect Office 2002 late in the second quarter of 2001. The decrease for the first six months can be attributed to a decline in PC sales and the fact that WordPerfect Office 2000 was nearing the end of its life cycle in the first quarter of 2001.

OEM channel sales are licence fees from original equipment manufacturers. These sales decreased 36% from $4.5 million in the second quarter of 2000 to $2.9 million in the second quarter of 2001. OEM channel sales also decreased 23% from $9.0 million in the first six months of 2000 to $6.9 million in the first six months of 2001. These decreases are primarily due to declining PC sales.

Corporate licenses declined 20% from $13.3 million in the second quarter of 2000 to $10.6 million in the second quarter of 2001. Corporate licences also declined 27% from $30.1 million in the first six months of 2000 to $21.9 million in the first six months of 2001. This decrease is primarily due to Corel not having released new versions of WordPerfect since fiscal 1999.

The channel mix is not expected to change materially in the coming quarter.

Sales by region

The table below shows sales by region:

Three Months Six Months

Ended May 31 Ended May 31

	2001	2000	2001	2000
Canada	$ 2,834	$ 4,268	$ 4,680	$ 7,575
U.S.A.	21,928	17,098	37,891	35,687
Europe	7,179	9,161	17,381	25,317
Other international	4,072	6,112	8,598	12,201
Total sales	$ 36,013	$ 36,639	$ 68,550	$ 80,780

Sales in North America increased 16% from $21.4 million in the second quarter of 2000 to $24.8 million in the second quarter of 2001. North American sales declined 2% from $43.3 million in the first six months of 2000 to $42.6 million in the first six months of 2001. This is primarily due to the release of WordPerfect Office 2002 being released late in the second quarter of 2001 and a general decline in the retail market in North America.

Declining sales in Germany resulted in European revenues declining 22% from $9.2 million in the second quarter of fiscal 2000 to $7.2 million in the second quarter of 2001. European revenues also declined 31% from $25.3 million in the first six months of 2000 to $17.4 million in the first six months of 2001. This is primarily due to the decision by the Company, as part of its current strategy, to restrict the localization of WordPerfect Office 2002 to the French language only.

Corel's products are sold primarily in US dollars in all regions other than Europe. In fiscal 2000, Corel began selling in Euros for many of its European customers. The relative weakness of the Euro to the U.S. dollar in the first six months of 2001 impacted sales slightly.

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

Corel's continuing effort to tightly manage inventory resulted in an increase in gross margin from 69% in the second quarter of 2000 to 81% in the second quarter of 2001. Gross margin also increased from 67% in the first six months of 2000 to 81% in the first six months of 2001. On a go-forward basis, Corel anticipates gross margin in the high 70% to low 80% range.

Advertising Expenses

Advertising expenses include all marketing, advertising and trade show expenses. In the second quarter of 2001, advertising expenses decreased 57% to $4.3 million from $9.9 million in the second quarter of 2000. Advertising expenses also declined 57% to $9.8 million in the first six months of 2001 from $22.7 million in the first six months of 2000. This was due primarily to Corel's cost reduction plan that was implemented in June 2000. It is expected that the advertising expenditures for the third quarter of 2001 will increase slightly to coincide with the release of new versions of many existing products.

Selling, general and administrative expenses

All selling expenses (except for advertising expenses) are included in this category along with general and administrative expenses, including expenses associated with warehousing inventory. Selling, general and administrative expenses decreased 34% from $23.9 million in the second quarter of 2000 to $15.8 million in the second quarter of fiscal 2001. Selling, general and administrative expenses also declined 33% from $45.8 million in the first six months of 2000 to $30.6 million in the first six months of 2001. This can be attributed to the cost reduction plan implemented in June 2000.

Selling, general and administrative expenses are expected to be consistent with the second quarter of 2001 in the future.

Research and development expenses

Research costs are expensed as incurred. Development costs related to software products developed for sale are expensed as incurred unless they meet the criteria for deferral under generally accepted accounting principles. Research and development expenses are reported net of Canadian investment tax credits

In the second quarter of 2001, gross research and development expenses were reduced by $6.6 million (54%) to $5.7 million from $12.3 million reported in the second quarter of 2000. Research and development expenses were also reduced by $12.3 million (52%) from $23.8 million in the first six months of 2000 to $11.4 million in the first six months of 2001. This is primarily as a result of the cost reduction plan implemented in June 2000.

Research and development expenses are expected to be relatively stable, commensurate with product development cycles, for the foreseeable future as most of the impact from the cost reduction plan, the reduced localization costs and the reduced resources dedicated to LINUX OS have been realized.

Depreciation and amortization expenses

Depreciation and amortization expenses, which do not include the amortization of purchased software, decreased 45% in the second quarter of fiscal 2001 to $1.1 million from $2.0 million in the second quarter of fiscal 2000. Depreciation and amortization expenses also declined 27% from $3.7 million in the first six months of 2000 to $2.7 million in the first six months of 2001. The decrease can be attributed to assets which were disposed of during the consolidation of the Irish localization facilities as well as reduced capital asset acquisitions.

Interest income

Interest income increased $1.4 million in the second quarter of 2001 from the second quarter of 2000. Interest income also increased $3.2 million in the first six months of 2001 primarily as a result of the $95.9 million increase in cash and cash equivalents and $20.5 million of marketable securities consisting mostly of commercial paper and guaranteed investment certificates.

Income taxes

Corel's effective tax rates for the second quarter of 2001, and the second quarter of 2000 were 2.4% and 2.2% respectively. These effective tax rates vary from Corel's statutory tax rate of 44.3% primarily due to the utilization of tax losses from previous years in foreign jurisdiction to reduce tax expense.

Liquidity and capital resources

As of May 31, 2001, Corel's principal sources of liquidity included cash and cash equivalents of approximately $96.3 million, marketable securities of $20.5 million, and trade accounts receivable of $19.5 million. Cash equivalents and marketable securities consist of commercial paper from various issuers totalling $113.3 million and guaranteed investment certificates totalling $3.5 million. At May 31, 2001, $0.9 million of cash was restricted as security for corporate credit cards and severance payments related to the consolidation of the Irish localization facilities.

Cash provided by operations was $14.0 million for the first six months of fiscal 2001 compared to cash used in operations of $8.2 million for the first six months of fiscal 2000. The increase of $22.2 million was primarily due to the cost reduction plan implemented in fiscal 2000 resulting in a decrease in accounts payable from $15.5 million in the first six months of fiscal 2000 to $4.1 million in the first six months of fiscal 2001 and an increase in net income from a net loss of $36.0 million in the first six months of 2000 to a net income in the first six months of 2001 of $2.9 million.

Financing activities used $9.9 million in the first six months of 2001 compared to $1.0 million in the first six months of 2000. The issuance of common shares through employee stock options and common share purchase warrants resulted in a $0.1 million source of cash as compared to $2.9 million source of cash for the first six months of 2000 from the issuance of common shares to employees. The use of cash in the six months ending May 31, 2001 and 2000 was for the repayment of Novell obligations.

Investing activities used $25.8 million in the first six months of 2001 compared to $1.1 million being provided by investing activities during the first six months of 2000. The source of cash from investing activities was proceeds from disposal of assets in Ireland of $0.8 million as compared to proceeds from the sale of shares of GraphOn Corporation ("GraphOn") of $10.1 million for the first six months of 2000. Uses of cash for investing activities includes the purchase of marketable securities of $20.5 million, and expenditures for capital assets of $5.4 million in the first six months of 2001 compared to $7.4 million in the first six months 2000, as well as for share subscription payments to various affiliates, which accounted for $0.7 million use of cash in the first six months of 2001, compared to $1.7 million use of cash in the first six months of 2000.

On September 19, 2000, the Company announced it had entered into a share purchase agreement with an institutional investor. Subject to the terms and conditions of this agreement, the Company may issue and sell to the investor up to 14,690,000 shares in periodic draw down periods over 24 months, if all associated warrants are exercised. Corel has not issued any shares related to this agreement as of May 31, 2001.

At May 31, 2001, Corel's capital resource commitments consisted primarily of lease arrangements for office space. No significant commitments exist for future capital expenditures. Corel believes available balances of cash, cash equivalents and marketable securities combined with the proceeds of the shares issued and issuable as described above are sufficient to meet its working capital requirements for the foreseeable future.

Other Matters

New Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). It revises the standards for accounting for securitisation and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 which was during the Corel's second quarter of fiscal 2001. The adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

Financial Instruments

Interest rate risk

Corel's exposure to market risk for changes in interest rates relates primarily to its investment portfolio of cash equivalents and marketable securities. Corel does not use derivative financial instruments in its investment portfolio. The stated objectives of Corel's investment guidelines are safety of principal, liquidity, maximization of yield, and diversification of risk. Corel places its investments with high credit quality issuers, principally term deposits with a major Canadian financial institution. The marketable securities portfolio includes only those securities with active secondary or resale markets to ensure portfolio liquidity. A substantial reduction in overall interest rates could significantly reduce Corel's interest income.

The table below presents principal amounts and related weighted average interest related by date of maturity for Corel's interest bearing investment portfolio. Weighted average interest rates include the after-tax yield on a debt security of a major Canadian corporation.

		Weighted average	Fair value at
	Maturity balance	after-tax yield	May 31, 2001
Guaranteed investment certificates	$ 3,550	3.49%	$ 3,550
Commercial Paper	113,300	4.34%	113,300
Total investment portfolio	$ 116,850	4.31%	$ 116,850

Foreign currency risk

Corel conducts business in various foreign currencies, primarily in Canada and Europe and to a lesser extent Australia, Latin America, Japan and other Asian countries. Corel monitors its foreign currency exposure. As of May 31, 2001, Corel had no foreign currency hedges outstanding. Corel has mitigated, and expects to continue to mitigate, a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based.

Potential Fluctuations in Quarterly Results

Corel has experienced, and expects to continue to experience, significant fluctuations in its quarterly operating results due to the following factors: market acceptance of new and enhanced products, timing and shipment of significant orders, mix of products sold, exchange rate fluctuations, length of sales cycles and cycles in the markets Corel serves. In addition, the Company's net sales and operating results for a future quarter will depend on generating and shipping orders in the same quarter that the order is received. The failure to receive anticipated orders or delays in shipments near the end of a quarter, due to rescheduling, cancellations or unexpected manufacturing difficulties, may cause net sales in a particular quarter to fall significantly below expectations. This could adversely affect Corel's operating results for such quarter.

PART II. OTHER INFORMATION

Item 1. Legal and Government Proceedings

On December 15, 1999, the Company filed suit against the United States of America in the U.S. District Court for the District of Columbia, in Washington, D.C., for the actions of its agency, the Department of Labor in conducting an unlawful procurement. The Complaint claims that, in its goal to standardize its office automation suite, the Department of Labor violated various statutes, regulations and treaties by "sole-sourcing" its contract to a competing vendor rather than conducting an open and fair procurement in accordance with U.S. law. In dispute is the decision by the Department of Labor to standardize on a competing product despite the fact that, at the time of the award, the WordPerfect family of products was licenced for a majority of the Department's 20,000 work stations. It is believed that the three-year standardization deal with the competing vendor could be valued as high as US $8 million. As a remedy, Corel sought an immediate injunction against the further implementation of the "sole source" contract and to have it declared void. Corel is also seeking to have the standardization process and related procurement activities tendered in a fair and open competition in accordance with the applicable statutes, regulations and treaties. The Answer to the Complaint was filed by the Government on March 21, 2000. The Government filed a motion to have the Company's action dismissed for lack of jurisdiction and, in the alternative, for summary judgment. The Company filed its motion for preliminary injunction. All motions were argued on August 11, 2000 in conjunction with arguments on the merits of the case. The decision of the court is pending.

On March 13, 2000, the Company was served with a complaint filed against it and Dr. Michael C.J. Cowpland by plaintiffs Anthony Basilio and Fred Spagnola in the United States District Court for the Eastern District of Pennsylvania. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by misrepresenting or failing to disclose material information about the Company's financial condition. The complaint seeks an unspecified amount of money damages. On March 29, 2000, the Company was served with a second complaint filed against the same named defendants by plaintiff Alan Treski in the United States District Court for the Eastern District of Pennsylvania. This second complaint references an identical Class Period as the Basilio complaint referenced above and contains similar allegations. Since service of the Basilio and Treski complaints, the Company became aware of four additional complaints filed in the same jurisdiction and one complaint filed in the District of Massachusetts that reference an identical Class Period and contain similar allegations. At the scheduling conference on June 14, 2000, the court appointed Fred Spagnola, Michael Perron and David Chavez as Lead Plaintiffs, and the law firms of Weinstein, Kitchenoff Scarlato & Goldman Ltd. and Savett Frutkin Podell & Ryan, P.C. as Co-Lead Counsel. The Court has consolidated all pending cases in the Eastern District of Pennsylvania. An Amended Consolidated Complaint was served on or about August 14, 2000. The Amended Consolidated Complaint references an expanded class period, from December 7, 1999 to March 20, 2000 (inclusive). The Company filed a Motion to Dismiss the Consolidated Class Action Complaint on the grounds of forum non conveniens and Failure to State a Claim, on October 16, 2000. On December 4, 2000 the plaintiffs filed their answer to the Company's Motion to Dismiss. The Company subsequently filed its Reply on January 16, 2001.On May 31, 2001, Judge Brody denied the Company's motion on both grounds. On June 25, 2001, the Company filed a motion to reconsider the Judge's ruling on the pleadings, and in July it will file its Answer to the Consolidated Complaint.

Corel is a party to a number of additional claims arising in the ordinary course of business relating to employment, intellectual property and other matters. Corel believes that such claims, individually, will not have a material adverse effect on its business, financial position or results of operations but, in the aggregate, may have a material adverse effect on its business, financial position or results of operations. Such possible effect cannot be reasonably estimated at this time.

Item 4. Submission of matters to a vote of security holders

a) The Annual and Special Meeting of Shareholders was held on April 10, 2001.

b) Five matters submitted to vote:

1) Fixing the numbers of directors at six.

For	Against
47,452,091	448,737

2) Election of Board of Directors

Each of the persons named in the Proxy statement as a nominee for director was elected. Following are the voting results on each of the nominees for director.

	Shares For	Shares Withheld
Derek J. Burney	47,485,541	618,454
James Baillie	47,476,441	627,554
Lyle B. Blair	47,467,885	636,110
Hunter S. Grant	47,472,145	631,850
Jean-Louis Malouin	47,476,971	627,024
Hon. Barbara J. MacDougall	47,470,994	633,001

3) The appointment of PricewaterhouseCoopers LLP as auditors.

For	Shares Withheld
47,474,354	387,305

4) The approval of Resolution No. 1 - amendment to Corel Corporation Stock Option Plan 2000 ("Plan 2000") to increase the number of common shares reserved for issuance under the Plan 2000 from 4,000,000 common shares to 7,000,000 common shares.

For	Against
44,536,823	3,300,790

5) The approval of Resolution No. 2 - repricing of options held by certain senior officers. On November 16, 2000, the directors passed a resolution that allowed employees of the Company holding options at an exercise price of Cdn.$15.25 and one senior officer with options at an exercise price of US $20.62 to tender options held by them to the Company for repricing. The exercise price of the regranted options of Cdn.$5.70 is the closing price of the common shares of the Company on the Toronto Stock Exchange on November 15, 2000. The vesting provision on the repriced options have been changed from vesting on the date of grant to vesting as to one-third on each of the date of the original grant and the first and second anniversaries thereof.

For	Against
42,720,455	5,042,116

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q

4.1 Amended Corel Corporation Stock Option Plan 2000, as amended April 10, 2001.

10.1 Amendment No.1 To The Technology Support and Settlement Agreement

10.2 Rider To Amendment No. 1 To The Technology Support and Settlement Agreement

b) Reports on Form 8-K

None.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COREL CORPORATION

(Registrant)

Date: June 29, 2001 By: /s/ John Blaine

John Blaine

Chief Financial Officer, Executive Vice President Finance and Treasurer

(Principal Financial and Accounting Officer)