Form 10-K405/A
period 2000-11-30
COREL CORP
filed 2001-09-07
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The CorelDRAW module is an illustration program allowing users to produce color illustrations incorporating both text and objects. The Corel PHOTO-PAINT® module is a photo-editing and painting module that enables users to apply global photo-retouching and pixel by pixel editing to scanned or photographic images. Supporting utilities include: Microsoft® Visual Basic® for Applications 6.2, a supporting application which allows developers to build custom business solutions by automating and integrating off-the-shelf software applications to meet specific customer needs; Canto® Cumulus® Desktop LE 5.0, a tool that organizes media and graphics files into a catalog which can be indexed so that users can find images, designs, clipart, stock photos and QuickTime® movies quickly and easily; Bitstream® Font NavigatorTM 4.0, a tool that allows users a quick and easy way to find, install and organize fonts into manageable groups and view and print font samples; Corel TEXTURETM, a tool for creating realistic natural textures; CorelTRACE TM, a bitmap-to-vector conversion utility for images and text; Corel CAPTURETM, a tool for capturing portions of the, or the entire, application window; Corel R.A.V.E.TM, is a new product that gives users the ability to create effects that take place over a period of time, resulting in an animation. CorelDRAW also includes Adobe® Acrobat® Reader and Adobe® Photoshop® compatible plugin filters, including Digimarc® Digital Watermarking and Human Software Squizz!TM.

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

The marketplace is intensely competitive and rapidly changing and we may not be able to compete successfully in the future. The software industry is highly competitive and subject to rapid technology change. Many of our current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. As the market for our products continues to develop, additional competitors may enter the market and competition may intensify. Inability to compete in the following factors could have a material adverse affect on our business, product performance, product features, ease of use, reliability, hardware and competitor compatibility, brand name recognition, product reputation, pricing levels of advertising, availability and quality of customer support, and timeliness of product upgrades. We compete in the following areas with a variety of companies, including:

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

EMPLOYEES

As of February 21, 2001, Corel employed approximately 800 people on a full-time basis. Corel's success depends to a significant extent upon the performance of Corel's executive officers and key technical, sales and marketing personnel. Corel believes that its future success will also depend in large part on its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel. Competition for employees is intense in the software industry. To date, Corel believes it has been successful in its efforts to recruit qualified employees, but there can be no assurance that Corel will continue to be as successful in the future. None of Corel's employees are subject to collective bargaining agreements. Corel believes relations with its employees are favourable.

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

The Company is a party to a number of additional claims arising in the ordinary course of business relating to employment, intellectual property and other matters. Based on its review of the individual matters, the Company believes that such claims, individually, will not have a material adverse effect on its business, financial position or results of operations but, in the aggregate, may have a material adverse effect on its business, financial position or results of operations. Such possible effect cannot be reasonably estimated at this time.

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

Item 6. Selected Financial Data

The statement of operations data set forth below with respect to the years ended November 30, 1998, 1999 and 2000 and the balance sheet data at November 30, 2000 are derived from the audited financial statements of Corel incorporated by reference in Item 8 hereof and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data at November 30, 1996, 1997, 1998, and 1999 are derived from Note 17 to the audited financial statements of Corel incorporated by reference in item 8 hereof and should be read in conjunction with these financial statements and notes thereto. As discussed in Note 17 to the audited financial statements, the balance sheets for 1996 through 1999 have been restated, but this restatement had no impact on previously reported results of operations or overall cash flows. The statement of operations data set forth below with respect to the fiscal years ended November 30, 1996 and 1997 are derived from audited financial statements not included in this Annual Report on Form 10-K. All amounts are in United States dollars.

	Year ended November 30
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Canadian GAAP

Sales	$157,487	$243,051	$246,827	$260,581	$334,245

Income (loss) from continuing operations	(55,348)	16,716	(30,448)	(231,678)	(2,750)

Income (loss) from continuing
operations per share (fully diluted)	(0.80)	0.27	(0.51)	(3.84)	(0.05)

Cash and short-term investments	127,430	18,021	24,506	30,629	6,924

Working capital	106,662	23,781	4,692	27,356	129,945

Total assets	218,587	139,716	124,596	144,561	374,088

Novell obligations	10,000	6,594	12,322	18,362	24,940

Shareholders' equity	162,644	64,366	28,583	59,809	290,260

Note: The selected financial data included herein is derived from the Company's financial statements which are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. For the periods presented, differences between Canadian GAAP and US GAAP do not result in any material differences in the selected financial data presented herein. Please see Item 8 - Financial Statements and Supplementary Data, and the Notes to the Company's Consolidated Financial Statements, Note 16 - Significant Differences Between Canadian and United States GAAP.

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

On March 24, 2000, Corel entered into an agreement to purchase all of the assets relating to the Painter, Bryce and KPT family of graphic software products from MetaCreations Corporation of Santa Barbara California. The cash purchase price for the assets was $10.0 million of which $2.0 million was paid on each of March 24, June 30 and September 30, 2000, with the balance being payable in two further instalments of $2.0 million each on December 31, 2000 and January 31, 2001.

On June 28, 2000, the Company issued 7,299,270 common shares and 3,649,635 common share purchase warrants at CDN $4.11 per unit for total gross proceeds of CDN $30.0 million.The values assigned to each of the components of the unit were based on their relative fair values at the date of the transaction. The warrants are exercisable until June 27, 2001 at a price of CDN $4.56 per common share. In the event that all of the warrants are exercised, the Company will issue an additional 3,649,635 common shares resulting in gross proceeds of CDN $16.6 million. As at November 30, 2000, 11,659 warrants have been exercised for gross proceeds of CDN $53,165.

On July 17, 2000, Corel purchased, and currently maintains a 23% interest in Hemera Technologies, Inc., a privately held company. As consideration for these shares, Corel transferred its GraphicCorp division and related assets to Hemera Technologies, Inc. As of the effective date of the transaction, the fair value of the GraphicCorp division and its related assets was estimated at $9.7 million and the shares were valued at this amount. No gain or loss was recognized on the transfer. In fiscal 2000, Corel's share of Hemera Technologies, Inc.'s operating results was nominal.

On August 15, 2000, Mr. James Baillie, counsel to the law firm of Torys, and Mr. Larry O'Brien, Chair of Calian Technology Ltd., were appointed to the Board of Directors following the Board of Directors' acceptance of the resignation of Mr. William G. Davis for personal reasons. Michael Cowpland resigned as President, Chief Executive Officer and Chair of the Board of Directors of the Company. He continued to serve as a director and as a technology advisor until his resignation as a director on January 25, 2001. Also on August 15, 2000, Derek J. Burney, formerly executive vice-president, engineering and chief technology officer of the Company was appointed interim President and CEO and Mr. Baillie has been appointed as Chair of the Board of Directors. On October 2, 2000, Mr. Burney was appointed President and CEO and appointed to the Board of Directors.

On October 2, 2000, Corel announced a strategic alliance with Microsoft Corporation ("Microsoft"). The Company issued 24,000,000 Series A, participating convertible, non-voting, non-redeemable preferred shares to Microsoft for total gross proceeds of $135.0 million ($5.625 per share). Each preferred share is convertible into one common share but not in the hands of Microsoft or its affiliates. As part of the share purchase agreement the Company is obligated to file, with the United States Securities and Exchange Commission ("SEC") a resale registration statement for 24,000,000 common shares underlying these preferred shares. Under the terms of a technology support and settlement agreement the companies will work together to support the development, testing and marketing of new products related to the .NET platform and, upon request from Microsoft at any time prior to October 2, 2003, Corel is obligated to provide 30 full time equivalents (20 developers and 10 testers) for a 12-month period to port the .NET platform from the Windows platform to the Linux platform. The Company estimated the costs to perform the services described as being $3.0 million based on the estimated average cost per developer and tester required to perform the services when required. If the actual cost to perform the required services is less than the $3.0 million deducted from equity, the remainder will be recorded as an increase to contributed surplus.

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

RESULTS OF OPERATIONS

Sales

Sales decreased 35% to $157.5 million in fiscal 2000 from $243.1 million in fiscal 1999. This decrease was due primarily to new versions of Corel's flagship products ,WordPerfect Office 2000 and CorelDRAW 9 Graphics Suite, nearing the end of their life cycles in fiscal 2000. Sales were also negatively impacted in fiscal 2000 by lower product prices, which were implemented in an attempt to gain market share. Corel provides for estimated future returns, exchanges and price protection. The timing of establishment of the provision and actual usage may vary according to the respective products' life cycle and/or the amount of inventory in the distribution channel.

Financial performance in fiscal 2000 as compared to the prior year was negatively impacted primarily by the decline in revenues. Corel has been impacted, as has the entire industry in Corel's belief, by the reduction in the amount of product inventory traditionally held within the retail distribution channel. Corel released CorelDRAW 10 Graphics Suite in early November 2000. Corel generally experiences an increase in revenues upon release of a major upgrade of its flagship products. Corel also believes its results in fiscal 2000 were negatively impacted by concerns as to its viability due to potential cash shortfalls during much of fiscal 2000. There was no significant change in overall revenues from fiscal 1998 to fiscal 1999.

Sales by product groups

The table below shows sales consisting of creative products, business application products and other revenues consisting primarily of Linux operating system products. The comparative numbers have been reclassified to conform with current presentation.

	Year ended November 30
	2000	1999	1998

Creative products	$ 75,919	$ 106,592	$ 133,841
Business applications products	78,917	132,948	111,990
Other	2,651	3,511	996
Total sales	$157,487	$243,051	$246,827

Creative products revenues decreased 29% from $106.6 million in fiscal 1999 to $75.9 million in fiscal 2000. This decrease is primarily due to the release of CorelDRAW 10 Graphics Suite in the final month of the fiscal year. CorelDRAW 9 Graphics Suite was released in May 1999, resulting in the inclusion of approximately eight months of revenue in fiscal 1999 as opposed to one month of revenues of CorelDraw 10 Graphics Suite in fiscal 2000. In fiscal 1999, creative products revenues declined 20% from $133.8 million to $106.6 million due to CorelDRAW 8 being available for sale for the entire year in fiscal 1998. Creative products revenues are expected to increase approximately 20% in fiscal 2001 due primarily to increased demand for CorelDRAW 10 Graphics Suite, planned releases of updates to the products acquired from Metacreations Corporation and the release of CorelDraw 10 Graphics Suite for the MacIntosh operating system. Included in creative products revenues are consumer applications products which were relatively consistent from fiscal 1998 ($27.6 million) to fiscal 1999 ($24.0 million). In fiscal 2000, as Corel realigned itself and moved away from promoting these products, these revenues declined significantly and are no longer managed or accounted for as a separate segment.

Business application products revenues declined 41% from $132.9 million in fiscal 1999 to $78.9 million in fiscal 2000. This is due primarily to the lack of any major product launches in fiscal 2000. Sales for business applications products increased from $112.0 million in fiscal 1998 to $132.9 million in fiscal 1999 due to the release of the then latest version of the WordPerfect suite in May 1999. The prior version, Corel WordPerfect Suite 8, was released in fiscal 1997, therefore a 24 month period existed between releases resulting in a full year of revenue in 1998. With the planned release of WordPerfect Office 2002 in early spring 2001, localized only in International English and Canadian French, revenues for business applications products in fiscal 2001 are expected to remain at their fiscal 2000 levels.

Other revenues, related primarily to Corel LINUX OS, decreased 24% to $2.7 million in fiscal 2000 from $3.5 million in fiscal 1999 due to the Company's focus on its core products. Other revenues are expected to increase marginally in the future with the introduction of professional services and other revenue sources.

Sales by sales channels

Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences. The table below shows sales by sales channels:

	Year ended November 30
	2000	1999	1998
	(in thousands)
Retail packaged products	$80,069	$140,200	$153,623
OEM licenses	17,640	26,972	23,340
Corporate licenses	59,778	75,879	69,864
Total sales	$157,487	$243,051	$246,827

Retail packaged products and corporate licences are sold primarily through distributors. Sales from retail packaged products declined 43% from $140.2 million in fiscal 1999 to $80.1 million in fiscal 2000. The decline in retail packaged product sales is primarily due the decline in PC sales and the aforementioned change in the buying practices of retail distributors. In addition, for much of fiscal 2000, the core products were available only in releases nearing the end of their life cycle. Packaged product revenues decreased from $153.6 million in fiscal 1998 to $140.2 million in fiscal 1999 due to a shift in focus from retail packaged products to corporate licenses and Year 2000 pressure.

OEM channel sales are licence fees from original equipment manufacturers. These sales decreased 35% from $27.0 million in fiscal 1999 to $17.6 million in fiscal 2000. The decrease was due primarily to declining PC sales and products reaching the end of their life cycles. The increase to $27.0 million in fiscal 1999 from $23.3 million in fiscal 1998 was due primarily to increased OEM agreements for business applications products.

Corporate licenses declined 21% from $75.9 million in fiscal 1999 to $59.8 million in fiscal 2000. This decrease is primarily due to not having released new versions of WordPerfect during the year. The 9% increase from $69.9 million in 1998 to $75.9 million in fiscal 1999 was due to Corel's enhanced focus on corporate customers.

The channel mix is not expected to materially change in the coming year.

Sales by region

The table below shows sales by region:

	Year ended November 30
	2000	1999	1998
	(in thousands)
Canada	$13,181	$13,833	$14,942
U.S.A.	83,355	141,972	137,938
Europe	42,453	64,123	73,089
Other	18,498	23,123	20,858
Total sales	$157,487	$243,051	$246,827

Sales in North America declined 38% from $155.8 million in fiscal 1999 to $96.5 million in fiscal 2000. This is primarily due to products reaching the end of their life cycle and the aforementioned change in distributors' buying patterns. A general decline in the retail market in North America also contributed to slower sales. Revenues in North America are expected to increase marginally in 2001 as Corel increases its focus on the North American market.

Declining sales in Germany, the Netherlands and the United Kingdom resulted in European revenues declining 34% from $64.1 million in fiscal 1999 to $42.5 million in fiscal 2000. The decrease in sales in Europe from $73.1 million in fiscal 1998 to $64.1 million in fiscal 1999 reflects large declines in revenues from Germany and France. Revenues in Europe are expected to decline modestly in the coming year since WordPerfect Office 2002 will not be localized in many local languages as was done historically.

Corel's products are sold primarily in US dollars in all regions other than Europe. In fiscal 2000, Corel began selling in Euros for many of its European customers. The relative weakness of the Euro to the U.S. dollar in fiscal 2000 impacted sales slightly.

Cost of sales and gross profit

In cost of sales, Corel includes all costs associated with the acquisition of components, the assembly of finished products, product royalties, the amortization of software acquisition costs and shipping. Costs associated with warehousing are included in selling, general and administrative expenses. Deferred royalties and software acquired for integration and sale with Corel products that has been capitalized are currently being amortized over the greater of : a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or, b) the straight line method over the remaining economic life generally estimated to be three to five years.

As products reach the end of their life cycle or as decisions are made to no longer actively market products, inventory then held may be in excess of estimated future sales of those products, consisting of finished goods and raw materials associated with those products. Such excess inventories would then be considered obsolete and would be written off. In fiscal 2000, the Company determined that $14.2 million of inventory was obsolete and written off. In addition, in the fourth quarter of 2000, the Company determined that $1.6 million of prepaid royalties had no future value as the associated products were no longer actively marketed, and as such the prepaid royalties were written off. This, combined with decreases in product prices, resulted in a decrease in gross margin from 76% in fiscal 1999 to 70% in fiscal 2000. The decrease in gross margin from 79% in fiscal 1998 to 76% in fiscal 1999 is attributable to lower sales, increased inventory obsolescence and valuation adjustments. On a go-forward basis, Corel anticipates gross margin in the high 70 to low 80 percent range.

Advertising Expenses

Advertising expenses include all marketing, advertising and trade show expenses. In fiscal 2000, advertising expenses decreased 31% from $48.0 million in fiscal 1999 to $33.3 million in fiscal 2000. This was due primarily to Corel's cost reduction plan that was implemented in May 2000. In fiscal 1999, these expenses increased 15% from $41.8 million in 1998 primarily as a result of print advertising and trade shows to promote the latest versions of Corel's products over the fourth fiscal quarter of that year. In fiscal 2001, Corel plans to release several new products, including WordPerfect Office 2002 and CorelDRAW 10 Graphics Suite for Macintosh. However, advertising expenditures are expected to remain consistent with the cost reduction plan, allowing for a better focus of the monies spent.

Selling, general and administrative expenses

All selling expenses (except for advertising expenses) are included in this category along with general and administrative expenses, including expenses associated with warehousing inventory. Selling, general and administrative expenses increased 4% from $82.2 million in fiscal 1999 to $85.7 million in fiscal 2000. While a cost reduction plan was implemented during the year, the benefits were not realized until the fourth quarter. There were a number of non-recurring charges such as severance, consulting fees and asset write-downs that resulted from the cost reduction plan implemented during the year.

The increase in selling, general and administration expenses to $82.2 million in fiscal 1999 from $77.7 million in fiscal 1998 resulted from new releases of Corel's two flagship products - CorelDRAW 9 Graphics Suite and WordPerfect Office 2000. Further expenses were incurred relating to Corel LINUX OS, which was also released during the year.

Selling, general and administrative expenses are expected to be reduced significantly in the future due to Corel's cost restructuring plan.

Research and development expenses

Research costs are expensed as incurred. Development costs related to software products developed for sale are expensed as incurred unless they meet the criteria for deferral under generally accepted accounting principles.

Research and development expenses are reported net of Canadian investment tax credits

In fiscal 2000, gross research and development expenses were reduced by $4.5 million (9%) to $44.4 million from $48.9 million primarily as a result of the cost reduction plan implemented in June 2000. Netted against gross research and development expenses is $0.5 million and $8.9 million of Canadian investment tax credits in fiscal 2000 and fiscal 1999 respectively.

In fiscal 1999, investment tax credits of $8.9 million related to the 1997 through 1999 taxation years were recognized for accounting purposes as a result of an audit by the Canada Customs and Revenue Agency being completed during the year. Gross research and development expenses decreased over 1998 levels primarily due to employees that were terminated as part of the restructuring in 1998 not being replaced.

Research and development expenses are expected to decline significantly in the future. This is due primarily to the cost reduction plan that resulted in the consolidation of the Irish localization facilities. Corel will not be localizing as many products on a go forward basis. Also, with Corel shifting its focus to two main business lines, fewer resources will be used to develop Corel LINUX OS.

Depreciation and amortization expenses

Depreciation and amortization expenses, which do not include the amortization of purchased software, increased $1.0 million in fiscal 2000 to $7.4 million from $6.4 million in fiscal 1999 as result of significant purchases of computer equipment made in the fourth quarter of fiscal 1999 having a full year of amortization. The decrease to $6.4 million in fiscal 1999 from $12.4 million in fiscal 1998 is a result of an aging asset base. In fiscal 1998, a number of assets were written off as a result of the restructuring that took place.

Restructuring charge

Corel incurred a restructuring charge of $15.9 million in the third quarter of fiscal 1998. The charge relates to the costs associated with moving the research and development activity in Orem, Utah to the Ottawa, Ontario location. Further discussion of the charge and its components may be found in Note 14 of the 2000 Consolidated Financial Statements.

Interest expenses

Interest expenses relates to Novell obligations for the acquisition of the WordPerfect technology from Novell, Inc. and is netted with interest income from term deposits. In fiscal 2000, $3.0 million was accrued for interest charges relating to proposed reassessments of prior year Canadian tax returns. The decrease from $1.1 million in fiscal 1998 to $0.2 million in fiscal 1999 is a result of the decrease in the outstanding Novell obligation.

Income taxes

Corel's effective tax rates for fiscal 2000, 1999 and 1998 were 9.8%, 29.8% and 14.9%; respectively. These effective tax rates vary from Corel's statutory tax rate of 44.3% primarily due to foreign tax rate differences associated with Corel's international operations. In fiscal 1999, Corel recorded a tax benefit of accounting losses in the 1996 and 1997 taxation years.

Cost reduction plan

Cost reduction actions commenced in late April 2000 when Corel began to curtail discretionary spending, particularly in the area of direct marketing and travel. In early May 2000, Corel proceeded to identify broader areas of spending cuts, namely in the areas of future hirings, capital purchases and other discretionary purchases. In mid-May 2000, Corel began to consider employee terminations and commenced a formal process of planning for spending cuts that would reduce its quarterly expenses to a level commensurate with expected achievable revenues. Consideration was also given to the amount of spending that had occurred in the first quarter and spending estimates for the second quarter, with a normalization factor for what was considered non-recurring. In summary, this called for a quarterly cost structure of $45.0 million or a $10.0 million quarterly reduction from normalized spending rates.

On May 16, 2000, Corel announced that it had undertaken a cost reduction plan with the intention of eliminating $40 million in costs on an annualized basis. The cost reduction plan has been implemented in a series of steps.

On June 8, 2000, Corel announced a reduction in its workforce of approximately 320 positions from a combination of employee terminations, termination of contract positions, elimination of vacant positions, attrition and termination of the services of independent contractors. The costs of severance and other termination payments, estimated at $1.6 million, were recorded in Corel's third fiscal quarter ended August 31, 2000. The estimated annualized cost saving from the workforce reduction, without taking into account one time implementation charges, is expected to be approximately $11.0 million.

On September 6, 2000, Corel announced that it had identified the remaining components of the previously targeted $40.0 million in expenditure cuts, designed to realign its costs with its expected achievable revenues. As part of this plan, Corel announced the proposed consolidation of its engineering operations based in Dublin, Ireland, to its corporate headquarters in Ottawa, Canada. A total of 139 positions at the Dublin facility were eliminated as a result of the move with the estimated costs of severance and other termination payment, being approximately $0.85 million recorded in the third quarter of fiscal 2000 and approximately $1.4 million in additional costs recorded in the fourth quarter of fiscal 2000.

Liquidity and capital resources

As of November 30, 2000, Corel's principal sources of liquidity included cash and cash equivalents of approximately $127.4 million, and trade accounts receivable of $28.6 million. Cash equivalents consist of overnight call loans to a major Canadian bank totalling $14.0 million and a loan of $110.0 million to a major Canadian corporation, guaranteed by a major Canadian bank. At November 30, 2000, $1.1 million of cash was restricted for corporate credit cards and severance payments related to the closing of the Irish localization facilities.

Cash used in operations was $30.0 million for fiscal 2000 compared to cash provided by operations of $6.3 million for fiscal 1999. The decrease of $36.3 million was primarily due to the net loss of $55.3 million in fiscal 2000 as compared to the net income of $16.7 million in fiscal 1999.

Trade accounts receivable, net of provisions, decreased from the November 30,1999 balance of $54.8 million to $28.6 million as a result of a decrease in gross accounts receivable. This was a result of lower sales volume that was achieved during the year. This reduction in gross accounts receivable was off-set by a reduction in the provision for sales returns to reflect the reduced level of products in the distribution channel.

Accounts payable and accrued liabilities decreased from $50.3 million on November 30, 1999 to $28.4 million at November 30, 2000 mainly due to decreases in volume related to the cost reduction plan as well as payment of many of the previously accrued liabilities.

Financing activities provided $146.4 million in fiscal 2000 compared to $7.0 million in fiscal 1999. The source of cash in fiscal 2000 through financing activities was the issuance of common and preferred shares. During the year, the issuance of common shares through employee stock options and a public offering of common shares and common share purchase warrants resulted in net proceeds of $22.3 million. In fiscal 1999, $12.8 million of common shares were issued to employees. In fiscal 2000, the issuance of preferred shares to Microsoft Corporation provided $130.7 million. The use of cash in fiscal 2000 and fiscal 1999 was the repayment of the Novell obligations. Repayment of Novell obligations decreased in fiscal 2000 as a result of Corel reaching an agreement with Novell whereby the balance due was fixed and will be repaid in three equal payments of $5.0 million. One of these payments was made prior to November 30, 2000.

Investing activities used $7.0 million in fiscal 2000 compared to $17.7 million in fiscal 1999. The source of cash from investing activities was primarily proceeds from sales of shares of GraphOn Corporation ("GraphOn") of $14.6 million. Uses of cash for investing activities includes expenditures for capital assets of $19.5 million in the fiscal 2000 compared to $19.2 million in fiscal 1999.

On September 19, 2000, the Company announced it had entered into a share purchase agreement with an institutional investor. Subject to the terms and conditions of this agreement, the Company may issue and sell to the investor up to 14,690,000 shares in periodic draw down periods over 24 months, if all associated warrants are exercised. Corel has not issued any shares related to this agreement as of November 30, 2000.

At November 30, 2000, Corel's capital resource commitments consisted primarily of lease arrangements for office space. No significant commitments exist for future capital expenditures. Corel believes available balances of cash and cash equivalents combined with the proceeds of the shares issued and issuable as described above are sufficient to meet its working capital requirements for the foreseeable future.

Other Matters

New accounting pronouncements

In fiscal 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which establishes standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilities on the Balance Sheet and be measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999, which is the fiscal year beginning December 1, 1999 for the Company. Prior periods should not be restated. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000, which is the fiscal year beginning December 1, 2000 for the Company. The Company believes the adoption of this pronouncement will not have a material impact on its results from operations or financial position.

In fiscal 2000, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements and its related interpretations. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective beginning the Company's first quarter of fiscal 2001.The Company does not expect the adoption of this SAB to have a material impact on its results of operations or financial position.

Year 2000

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates are processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the entity, including those related to customers, suppliers or other third parties, have been fully resolved.

Item 7A. Financial Instruments - Quantitative And Qualitative Disclosures About Market Risk

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

The table below presents principal amounts and related weighted average interest related by date of maturity for Corel's interest bearing investment portfolio. Weighted average interest rates include the after-tax yield on a debt security of a major Canadian corporation. At November 30, 2000, the total investment portfolio had maturity dates prior to December 31, 2000.

		Weighted average	Fair value at
	Maturity balance	after-tax yield	November 30, 2000
Cash equivalents	$14,002	4.16%	$14,002
Debt securities	110,596	4.29%	110,040
Total investment portfolio	$124,598	4.28%	$124,042

Foreign currency risk

Corel conducts business in various foreign currencies, primarily in Canada and Europe and to a lesser extent Australia, Latin America, Japan and other Asian countries. Corel monitors its foreign currency exposure. As of November 30, 2000, Corel had no foreign currency hedges outstanding. Corel has mitigated, and expects to continue to mitigate, a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based.

Item 8. Financial Statements and Supplementary Data

Corel Corporation Index to Consolidated Financial Statements

Management's Report
Auditors' Report
Consolidated Financial Statements:
Consolidated Balance Sheets at November 30, 2000 and 1999
Consolidated Statements of Operations for the years ended November 30, 2000, 1999 and 1998
Consolidated Statements of Shareholders' Equity for the years ended November 30, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended November 30, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

Management's Report

Management is responsible for the preparation of the Company's consolidated financial statements. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the consolidated financial statements reasonably present the Company's financial condition and results of operations. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("US GAAP") in all material respects except as disclosed in Note 16. Management has included in the Company's consolidated financial statements amounts based on estimates and judgements that it believes are reasonable under the circumstances.

PricewaterhouseCoopers LLP, the independent auditors of the Company, have audited the Company's consolidated financial statements in accordance with generally accepted auditing standards, and they provide an objective, independent review of the fairness of reported operating results and financial position.

The Board of Directors of the Company has an Audit Committee which meets with financial management and the independent auditors to review accounting, auditing, internal accounting controls, and financial reporting matters.

Derek J. Burney John Blaine

President and CEO Executive Vice-President Finance,

CFO and Treasurer

Auditors' Report to the Shareholders

We have audited the consolidated balance sheets of Corel Corporation as at November 30, 2000 and November 30, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended November 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in both Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2000 and November 30, 1999, and the results of its operations and its cash flows for the years ended November 30, 2000, 1999 and 1998 in accordance with generally accepted accounting principles in Canada.

As discussed in Note 17 to these consolidated financial statements, the Company has restated these consolidated financial statements as they relate to the Novell royalty obligation. Accordingly, our previous report dated January 26, 2001 has been withdrawn and replaced herein. However, our report does not extend to any information related to those years prior to the year ended November 30, 1998, which were reported on by the previous auditor.

PricewaterhouseCoopers LLP

Chartered Accountants

Ottawa, Canada

January 26, 2001, except for Note 17 which is as of September 5, 2001

	As at November 30
	2000	1999 (as restated)
Assets
Current assets:
Cash and cash equivalents	$ 127,430	$ 18,021
Restricted cash	1,136
Accounts receivable
Trade	28,620	54,770
Other	773	3,954
Inventory	3,117	13,567
Income taxes recoverable		5,135
Future tax asset	479	1,642
Prepaid expenses	1,050	2,042
Total current assets	162,605	99,131

Investments	11,996	2,873
Future tax asset	965
Deferred financing charges	550
Capital assets	42,471	37,712
Total assets	$ 218,587	$ 139,716

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$ 28,441	$ 50,284
Current portion of Novell obligations	10,000	6,594
Income taxes payable	6,595
Deferred revenue	10,907	18,472
Total current liabilities	55,943	75,350

Commitments and contingencies
Shareholders' equity
Share Capital
Preferred shares (000's), no par value, unlimited authorized; 24,000 and nil
Series A issued and outstanding at November 30, 2000 and 1999, respectively
Common shares (000's), no par value, unlimited authorized; 73,641 and
65,532 issued and outstanding at November 30, 2000 and 1999, respectively	371,890	222,155
Contributed surplus	4,990	1,099
Deficit	(214,236)	(158,888)
Total shareholders' equity	162,644	64,366
Total liabilities and shareholders' equity	$ 218,587	$ 139,716

On behalf of the Board

James Baillie	Jean-Louis Malouin
Director	Director

(See accompanying Notes to Consolidated Financial Statements)

Consolidated Statements of Operations

(in thousands of US$, except share and per share data)

	Year ended November 30
	2000	1999	1998
Sales	$ 157,487	$ 243,051	$ 246,827
Cost of sales	47,025	59,516	51,561
Gross profit	110,462	183,535	195,266
Expenses:
Advertising	33,258	47,964	41,826
Selling, general and administrative	85,662	82,229	77,736
Research and development	43,867	40,049	71,935
Depreciation and amortization	7,354	6,443	12,368
Restructuring charge			15,880
Settlement proceeds		(6,342)
Loss (gain) on foreign exchange	1,371	(246)	911
	171,512	170,097	220,656
Income (loss) from operations	(61,050)	13,438	(25,390)
Gain on sale of investment	14,585
Interest expense	(1,305)	(190)	(1,112)
Income (loss) before the undernoted	(47,770)	13,248	(26,502)
Income taxes (expense) recovery:
Current	(4,507)	4,799	(4,088)
Future	(198)	(853)	142
	(4,705)	3,946	(3,946)
Share of loss of equity investments	(2,873)	(478)
Net income (loss)	$ (55,348)	$ 16,716	$ (30,448)
Income (loss) per share:
Basic	$ (0.80)	$ 0.27	$ (0.51)
Diluted	$ (0.80)	$ 0.27	$ (0.51)

Weighted average number of common shares
outstanding (000's) :
Basic	69,498	62,194	59,433
Diluted	69,498	63,042	59,433

(See accompanying Notes to Consolidated Financial Statements)

Consolidated Statements of Shareholders' Equity

(in thousands of US$ except share data)

	Number of Shares (000's)		Share capital	Contributed surplus	Deficit	Total shareholders' equity
	Common	Preferred
Balance at November 30, 1997	59,740		$ 204,235	$ 730	$ (145,156)	$ 59,809
Issuance of common shares
pursuant to stock options	132		209			209
Cancellation of common shares	(394)		(987)			(987)
Discount on shares repurchased			(369)	369
Net loss					(30,448)	(30,448)
Balance at November 30, 1998	59,478		203,088	1,099	(175,604)	28,583
Issuance of common shares
pursuant to stock options	5,054		12,767			12,767
Issuance of common shares
for acquisitions	1,000		6,300			6,300
Net Income					16,716	16,716
Balance at November 30, 1999	65,532		222,155	1,099	(158,888)	64,366
Issuance of common shares
pursuant to stock options	798		3,390			3,390
Issuance of common shares and
warrants for cash	7,299		15,630	3,291		18,921
Issuance of common shares pursuant
to warrants	12		36			36
Issuance of preferred shares for cash		24,000	130,679			130,679
Issuance of warrants for services				600		600
Net loss					(55,348)	(55,348)
Balance at November 30, 2000	73,641	24,000	$ 371,890	$ 4,990	$ (214,236)	$ 162,644

(See accompanying Notes to Consolidated Financial Statements)

Consolidated Statements of Cash Flows

(in thousands of US$, as restated)

	Year ended November 30
	2000	1999	1998
Operating activities:
Net Income (loss)	$ (55,348)	$ 16,716	$ (30,448)
Items which do not involve cash or cash equivalents:
Depreciation and amortization	17,904	15,539	22,070
Bad debt expense	2,357	31
Write down of assets	984
Future income taxes	198	853	(142)
Gain on sale of investment	(14,585)
Gain on disposal of assets		(809)
Share of loss in equity investments	2,873	478
Write down of assets included in restructuring charge			3,086
Write down of short-term investment			1,908
Changes in operating assets and liabilities:
Restricted cash	(1,136)
Accounts receivable	26,974	(12,157)	6,595
Inventory	10,450	3,150	(5,686)
Income taxes recoverable	5,135	(5,135)
Prepaid expenses	992	2,576	(2,027)
Accounts payable and accrued liabilities	(25,843)	(7,925)	10,146
Income taxes payable	6,595	(7,549)	3,346
Deferred revenue	(7,565)	539	3,809
Net cash provided by (used in) operating activities	(30,015)	6,307	12,657
Financing activities:
Issuance of common shares	19,056	12,767	209
Issuance of preferred shares	130,679
Issuance of warrants	3,291
Shares repurchased for cancellation			(987)
Reduction of Novell obligations	(6,594)	(5,728)	(6,040)
Net cash provided by (used in) financing activities	146,432	7,039	(6,818)
Investing activities:
Proceeds on sale of investments	14,585	2,922	1,624
Purchase of investments	(2,356)	(1,561)
Purchase of capital assets	(19,511)	(19,198)	(10,359)
Proceeds on disposal of assets	274	119	305
Net cash used in investing activities	(7,008)	(17,718)	(8,430)
Increase (decrease) in cash and cash equivalents	109,409	(4,372)	(2,591)
Cash and cash equivalents at beginning of year	18,021	22,393	24,984
Cash and cash equivalents at end of year	$ 127,430	$ 18,021	$ 22,393

Supplemental non-cash information:
Non-monetary investment in Hemera Technologies Inc.	$ 9,727

(See accompanying Notes to Consolidated Financial Statements)

Notes to Consolidated Financial Statements

1. Summary of significant accounting policies

All dollar amounts included herein are expressed in thousands of US$ unless otherwise noted. Certain per share information is expressed in units of US$ unless otherwise noted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("US GAAP") in all material respects except as disclosed in Note 16.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corel Corporation Limited, Corel International Corporation, Corel Inc. and Corel Corporation (U.S.A.). All material intercompany transactions and balances have been eliminated. The Company follows the equity method of accounting for investments in other companies where it holds 20% or more of the outstanding voting shares and has the ability to exert significant influence. Under the equity method the Company records its initial investment at cost and records its pro rata share of earnings or losses of equity investments in its results of operations. Certain amounts for periods ended prior to November 30, 2000 have been reclassified to conform to the current year presentation.

Estimates and assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Examples include the provisions for returns and bad debts, the length of product cycles and capital asset lives. Actual results may differ from these estimates.

Software revenue recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") issued by the American Institute of Certified Public Accountants in October 1997. During the year ended November 30, 2000, the Company adopted the Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9") issued in December 1998. The adoption of SOP 98-9 has not had a material impact on the Company's financial results.

The Company recognizes revenue from packaged software and license fees when the software is delivered, there is persuasive evidence that an arrangement exists, the fee is fixed and determinable and collection is probable. Sales to distributors are subject to agreements allowing various rights of return and price protection. The Company provides for estimated future returns, exchanges and price protection. Where telephone support is included for a limited time (post contract support or "PCS", generally for 90 days) together with the license fee, the entire license fee is recognized upon delivery of the product and the insignificant costs to provide the support are accrued. Where support is provided together with an annual licensing fee, the entire fee is deferred and recognized ratably over the term of the license agreement since the Company does not have vendor specific objective evidence of fair value of this PCS. Revenue from professional services and other services are recognized when the services are delivered.

Research and development costs

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

Restricted cash

The Company maintains restricted cash in term deposits with major financial institutions as security for corporate credit cards issued by such financial institutions.

Inventory

Inventory of product components is valued at the lower of average cost and replacement cost, and finished goods are valued at the lower of average cost and net realizable value.

Capital assets

Capital assets are recorded at cost. Amortization of licences commences with the market release of each new software product and version. Depreciation and amortization are calculated using the following rates and bases:

Furniture and equipment	20 - 33.3% declining balance
Computer equipment	33.3% straight line
Research and development equipment	20 - 50% declining balance
Leasehold improvements	Straight line over the term of the lease
Licences, purchased software, deferred royalties, clipart libraries and photo CD libraries	The greater of: a) the ratio that current gross revenues bear to the total of current gross revenues and anticipated future gross revenues or, b) the straight line method over the remaining economic life, generally estimated to be three to five years

The Company regularly reviews the carrying value of its capital assets. If the carrying value of its capital assets exceeds the amount recoverable, a write-down is charged to the consolidated statement of operations.

Income taxes

On December 1, 1999, the Company adopted the asset and liability method for determining income taxes as prescribed by the Canadian Institute of Chartered Accountants ("CICA") 3465 - "Income Taxes" ("CICA 3465"). Under this method, future tax assets and liabilities are recognized for the estimated tax recoverable or payable which would arise if assets were recovered and liabilities settled at the financial statement carrying amounts. Future tax assets and liabilities are measured using substantially enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Changes to these balances are recognized in income in the period in which they occur.

Foreign currency

The functional currency of the Company and its subsidiaries, which are accounted for as integrated foreign operations, is the US dollar. In accordance with the CICA 1650 - "Foreign Currency Translation", monetary assets and liabilities denominated in foreign currencies, other than the functional currency, are remeasured at the closing period-end rates of exchange. Non-monetary items and any related amortization of such items are remeasured at the rates of exchange in effect when the assets were acquired or obligations incurred. All other income and expense items have been remeasured at the average rated prevailing during the respective periods. The gains or losses resulting from the remeasurement of these amounts have been reflected in earnings in the respective periods.

Investment tax credits

Investments tax credits ("ITCs"), which are earned as a result of qualifying research and development expenditures, are recognized when the expenditures are made and their realization is reasonably assured, and are applied to reduce research and development expense in the year.

Stock options

The Company has stock option plans as described in Note 9. No compensation expense is recognized when shares or stock options are issued to employees. Any consideration paid by employees on the exercise of stock options is credited to share capital.

2. Financial instruments

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and Novell obligations approximate fair value due to the short maturity of these instruments unless otherwise noted.

Cash equivalents include a $14.0 million term deposit issued by a major North American bank and a loan of $110.0 million to a major Canadian corporation, which is guaranteed by a major North American bank, with maturity on December 27, 2000. Subsequent to year end, the loan, including accrued interest, was repaid in full.

Concentration of credit risk, with respect to accounts receivable, is limited due to the diversity of the Company's channel arrangements. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Ingram Micro Inc. accounted for $10.4 million (36.5%) and $27.1 million (49.5%) of accounts receivable at November 30, 2000 and November 30,1999, respectively.

3. Inventory

	As at November 30
	2000	1999
Product components	$ 1,424	$ 8,582
Finished goods	1,693	4,985
	$ 3,117	$ 13,567

4. Investments

	As at November 30
	2000	1999
Equity investments
Hemera Technologies Inc.	$ 9,727
LinuxForce, Inc.	243
Rebel.com Inc.		$ 2,873
Alchemy Software Development Limited
	9,970	2,873
Investments recorded at cost, including GraphOn Corporation	2,026
	$ 11,996	$ 2,873

Hemera Technologies Inc.

On July 17, 2000, the Company purchased and currently maintains a 23% interest in Hemera Technologies Inc., a privately held company. As consideration for these shares, the Company transferred its GraphicCorp division and related assets to Hemera Technologies Inc. As of the effective date of the transaction, the fair value of the GraphicCorp division and its related assets was estimated at $9.7 million and the shares were valued at this amount. No gain or loss was recognized on the transfer. In fiscal 2000, the Company's share of Hemera Technologies Inc.'s operating results was nominal.

LinuxForce, Inc.

In December 1999, the Company purchased and currently maintains, a 33% interest in LinuxForce Inc., a privately held company, for cash. The Company also holds a three year option to purchase another 33% of LinuxForce, Inc. In 2000, the Company's share of LinuxForce, Inc.'s operating results was nominal.

Rebel.com Inc.

On February 17, 1999, the Company purchased and currently maintains, a 25% interest in Rebel.com Inc., a privately held company for $3.4 million. The Company's share of the net book value of the underlying assets was $1.3 million. The remaining balance of the purchase price of $2.1 million had been allocated to goodwill and was being amortized on a straight-line basis over three years. The fair value of the assets given up to purchase the Company's share of Rebel.com Inc. was as follows:

Cash	$ 1,561
Capital assets	1,341
Inventory	381
Accounts receivable	68
Total purchase price	$ 3,351

In 2000, the Company's share of Rebel.com Inc.'s net loss was $1.2 million which has been deducted from the carrying value of the investment, reducing the investment in Rebel.com Inc. to nil. Due to the magnitude of the losses, the remaining goodwill on the investment has been written down to nil.

Alchemy Software Development Limited

On November 28, 2000, the Company purchased and currently maintains, a 25% interest in Alchemy Software Development Limited, a privately held company. At the same time, the Company sold its CATALYST software and related assets to Alchemy Software Development Limited. The transaction was accounted for as a non-monetary transaction and the net book value of the assets sold was nil, resulting in the shares being fair valued at nil with no gain or loss recognized. In 2000, the Company's share of Alchemy Software Development Limited's operating results was nominal.

Investments recorded at cost, including GraphOn Corporation ("GraphOn")

On December 31, 1998, the Company sold its jBridge technology to GraphOn. In consideration for the transfer of technology, GraphOn issued to the Company 3,886,503 shares of common stock of GraphOn and a warrant to purchase up to 388,650 shares of additional common stock. The assets transferred had a nominal value in the Company's financial statements.

On July 12, 1999, GraphOn completed a merger with Unity First Acquisition Corp. ("Unity"), a publicly traded acquisition corporation. As part of the merger, Unity changed its name to GraphOn. Under the terms of the merger agreement, GraphOn shareholders received a fixed exchange ratio of 0.5576 share of Unity common stock for each share of GraphOn common stock. As result of the merger, the Company held 2,167,114 shares of common stock, representing 19.5% of the merged company and, during the year, exercised warrants to purchase 216,711 shares of common stock at an exercise price of $1.79 per share.

During fiscal 2000, the Company sold a total of 1,190,001 shares of GraphOn for a realized gain of approximately $14.6 million. The Company still owns 1,193,824 shares of common stock (including warrants exercised above), recorded at $0.4 million representing 8.1 % of total shares outstanding which, as of November 30, 2000, had a market value of $1.50 per share for an aggregate fair value of $1.8 million. The Company has accounted for the cost of this investment under the first-in, first-out method.

Other investments, at cost, totaled $1.6 million.

5. Capital assets

	November 30, 2000		November 30, 1999
	Cost	Accumulated amortization	Cost	Accumulated amortization
Furniture and equipment	$14,463	$10,877	$14,673	$9,580
Computer equipment	74,462	65,866	71,954	62,202
Research and development equipment	12,400	9,947	12,664	8,649
Leasehold improvements	3,707	3,426	3,329	2,650
Licenses, purchased software and deferred royalties	94,926	67,371	65,476	57,845
Clipart libraries and photo CD libraries			19,257	8,715
	199,958	$ 157,487	187,353	$ 149,641
Less: Accumulated amortization	157,487		149,641
Net book value	$42,471		$37,712

6. Accounts payable and accrued liabilities

	As at November 30
	2000	1999
Trade accounts payable	$ 11,518	$ 30,571
Accrued payroll	4,005	5,073
Accrued liabilities	5,918	14,640
Metacreations payable	4,000
Microsoft accrual	3,000
	$ 28,441	$ 50,284

The Metacreations payable relates to capital asset purchases during the year. The Microsoft Corporation ("Microsoft") accrual relates to obligations under the technology and services agreement as further discussed in Note 12.

7. Income taxes

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The income (loss) before income taxes consisted of the following:

	Year ended November 30
	2000	1999	1998

Domestic income (loss)	$ 8,779	$ 11,491	$ (26,002)
Foreign income (loss)	(56,549)	1,757	(500)

Income (loss) before income taxes	$ (47,770)	$ 13,248	$ (26,502)

The income taxes (expense) recovery consist of the following:

	Year ended November 30
	2000	1999	1998

Domestic:
Current income taxes	$ (3,913)	$ (2,098)	$ (2,530)
Future income taxes	529	122	(666)

	(3,384)	(1,976)	(3,196)

Foreign:
Current income taxes	(594)	6,897	(1,558)
Future income taxes	(727)	(975)	808

	(1,321)	5,922	(750)

Income taxes (expense) recovery	$ (4,705)	$ 3,946	$ (3,946)

The Company has foreign non-capital loss carryforwards of $180 million, which begin to expire in 2003.

A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective income tax rate is as follows:

	Year ended November 30,
	2000	1999	1998

Expected statutory rate	44.04%	44.62%	44.62%
Expected income taxes (expense) recovery	$ 21,038	$ (5,911)	$ 11,826
Effect of foreign tax rate differences	(21,865)	(7,048)	(7,513)
Change in valuation allowance	(6,470)	16,783	(9,089)
Permanent differences	494
Other	1,579
Superallowance	519	122	830

Income taxes (expense) recovery	$ (4,705)	$ 3,946	$ (3,946)

The primary temporary differences which gave rise to future taxes at November 30, 2000 and 1999 are:

	Year ended November 30,
	2000	1999

Current
Reserves	$ 2,807	$ 3,100
Accrued royalties	1,000
Investment tax credits		2,000
Share issue costs	241

	4,048	5,100
Less: valuation allowance	(3,569)	(3,458)

Future tax asset	$ 479	$ 1,642

Long-term
Net operating loss carryforwards	$ 19,304	$ 11,200
Depreciation	3,344	9,400
Share issue costs	724
Royalties not yet deducted for tax purposes		1,300

	23,372	21,900
Less: valuation allowance	(22,407)	(21,900)

Future tax asset	$ 965	$

The valuation allowance for future taxes is required due to the Company's operating history and management's assessment of various uncertainties related to their future realization. Since the realization of future tax assets is dependent upon generating sufficient taxable income in the tax jurisdictions which gave rise to the future tax asset, the amount of the valuation allowance for future taxes may be reduced if it is demonstrated that positive taxable income in the various tax jurisdictions is sustainable in the future.

8. Novell obligations

The Novell obligations comprised royalty and product return obligations pursuant to the March 1, 1996 acquisition of the WordPerfect family of software programs and related technologies from Novell, Inc. ("Novell").

The Company was obligated at the date of acquisition, to pay royalties at a rate of 2% of its net revenues to Novell to a maximum of a then present value of $30.0 million imputing a 10% discount rate. The Company has recorded payments on this obligation as royalty expense included in cost of sales.

On October 30, 2000, the Company agreed to pay Novell the total sum of $15.0 million representing the present value of the future royalty obligation referred to above. The first payment was made on October 31, 2000 with the remaining two payments of $5.0 million each due January 24, 2001 and April 23, 2001. This $15.0 million represents a prepayment of otherwise future payable royalties and the Company has deferred this amount accordingly. These deferred royalties are being amortized to cost of sales over either 3 years, being the estimated remaining useful life of the underlying products, or at 2% of net revenues, whichever is greater.

9. Share capital

Issuance of Series A preferred shares

On October 2, 2000, the Company issued 24,000,000 Series A participating, convertible, non voting, non redeemable preferred shares to Microsoft for total gross proceeds of $135.0 million ($5.625 per share). Each preferred share is convertible into one common share but not in the hands of Microsoft or its affiliates. As part of the share purchase agreement the Company is obligated to file, with the United States Securities and Exchange Commission ("SEC"), a resale registration statement for 24,000,000 common shares underlying these preferred shares.

The dividend rights are the same as for common shares, other than dividends or other distributions to the extent payable in the form of common shares. Dividends on each full and each fractional Series A preferred share shall be cumulative.

In the event of liquidation of the Company, the greater of $5.625 per share purchase price, and the aggregate amount that could be distributed to common shareholders if these preferred shares did not exist, shall be distributed. Both are adjusted to include all accrued and unpaid dividends whether or not earned or declared. If such payment is made, Series A preferred shareholders will have no further claim on assets.

Issuance of common shares

On June 28, 2000, the Company issued 7,299,270 common shares and 3,649,635 common share purchase warrants at CDN $4.11 per unit for total gross proceeds of CDN $30.0 million. The values assigned to each of the components of the unit were based on their relative fair values at the date of the transaction. The warrants are exercisable until June 27, 2001 at a price of CDN $4.56 per common share. In the event that all of the warrants are exercised, the Company will issue an additional 3,649,635 common shares, resulting in gross proceeds of CDN $16.6 million. As at November 30, 2000, 11,659 warrants have been exercised for gross proceeds of CDN $53,165.

Equity line financing

On October 3, 2000, the Company completed a standby-financing share purchase agreement with an institutional investor. Subject to the terms and conditions of this agreement, the Company may issue and sell to the investor up to 14,690,000 shares in periodic draw down periods over 24 months if all associated warrants are exercised. At November 30, 2000, the Company has not issued or sold any shares under this arrangement. However, pursuant to the terms of the arrangement the Company has issued 169,500 warrants to the investor and 56,500 warrants to each of its advisors, Whale Securities Co., L.P. and Richard Geyser. The warrants are exercisable at any time until October 3, 2003 at $3.91 per share for the investor and $4.28 per share by Whale Securities Co., L.P. and Richard Geyser. At November 30, 2000, no warrants have been exercised. The Company has deferred $0.6 million in financing charges representing the fair value of the warrants issued to secure this financing. This commitment fee is being amortized over 24 months.

Stock option plans

The Company's stock option plans are administered by the Compensation Committee which is a subcommittee of the Board of Directors. The Compensation Committee designates eligible participants to be included under the plans and designates the number of options and share price of the options, subject to applicable securities laws and stock exchange regulations. At November 30, 2000, there were approximately 13.9 million and 4.0 million common shares reserved for issuance under the Corel Corporation Stock Option Plan and the Corel Corporation Stock Option Plan 2000, respectively. Information with respect to stock option activity for 1998, 1999 and 2000 is as follows:

		Price per share(CDN$)
	Number of shares (000's)	Range	Weighted average
Outstanding at November 30, 1997	6,158	$ 4.00 - $ 22.38	$ 9.17
Granted	3,422	2.10 - 4.10	3.03
Exercised	(132)	3.00 - 3.00	3.00
Expired	(1,167)	7.70 - 19.67	11.87
Outstanding at November 30, 1998	8,281	2.10 - 22.38	8.65
Granted	3,022	3.37 - 11.70	3.41
Exercised	(5,054)	2.10 - 13.50	4.03
Forfeited	(1,883)	2.10 - 13.50	7.06
Expired	(1,313)	2.10 - 22.38	10.25
Outstanding at November 30, 1999	3,053	2.10 - 13.50	5.03
Granted	3,869	5.35 - 29.90	14.49
Exercised	(798)	2.06 - 13.50	4.08
Forfeited	(1,115)	2.10 - 15.25	14.44
Expired	(591)	7.70 - 13.50	7.88
Outstanding at November 30, 2000	4,418	$ 3.00 - $ 29.90	$ 10.65

For various price ranges (in CDN$), weighted average characteristics of outstanding stock options at November 30, 2000 were as follows:

		Outstanding options
Range of grant price	Shares (000's)	Remaining life (years)	Weighted average
$ 2.00 - $ 5.00	1,187	1.7	$ 3.31
5.01 - 9.00	752	1.1	7.69
9.01 - 29.90	2,478	2.6	15.27

The outstanding options expire between March 14, 2001 and November 16, 2004.

On November 16, 2000, the Board of Directors passed a resolution that allowed certain employees holding options granted in March 2000 at a price of CDN $15.25 (or the then US$ equivalent) and one senior officer with options at a price of $20.62 US to tender a maximum aggregate number of approximately 1.8 million options held by them for repricing. The exercise price of the repriced options, namely CDN $5.70 (or the then US$ equivalent), was the closing price of the Company's common shares on the Toronto Stock Exchange ("TSE") on November 15, 2000. The condition of the repricing was to introduce a vesting schedule where one third of the options will remain vested, one third will vest March 30, 2001 and the remaining options will vest on March 30, 2002. Repricing of any of these options held by insiders, as defined by the Securities Act (Ontario), requires shareholder approval. Non-employee directors' options were excluded from the repricings. At November 30, 2000, no options had been tendered and the market price of the underlying common shares was CDN $4.10.

10. Earnings per share

The Company adopted CICA 3500 "Earnings per Share" during the year ended November 30, 2000 and has retro-actively restated earnings per share, where required, for all periods presented. The calculations of the earnings per share are based on the weighted daily average number of shares outstanding during the year. The calculation of diluted earnings per share assumes that all outstanding options and warrants have been exercised at the later of the beginning of the fiscal period or the option issuance date. As the impact of the exercise of these options and warrants is anti-dilutive in 2000 and in 1998, outstanding options and warrants have been excluded from the calculation of diluted earnings per share. See Note 9 for these other potentially dilutive instruments. In 1999, the dilutive effect of the weighted average share calculation results from the potential exercise of employee stock options.

11. Commitments

The Company rents office premises, sponsors various sporting events and venues, and is obligated to pay minimum product royalties under long-term agreements. Rent expense pursuant to lease obligations aggregated $7,654, $7,169 and $7,155 during the years ended November 30, 2000, 1999 and 1998, respectively. At November 30, 2000, the minimum commitments under long-term agreements, are as follows:

2001	$ 3,626
2002	3,670
2003	3,363
2004	3,392
2005	3,321
2006 and thereafter	42,367
$ 59,739

12. Contingencies

On October 2, 2000, concurrent with the issuance of Series A preferred shares (see Note 9), the Company entered into a technology support and settlement agreement with Microsoft. Together with the purchase of such Series A preferred shares, Microsoft received the option to request the Company to perform certain product development work. The Company is obligated to provide at least 30 full time equivalents (20 developers and 10 testers) for a 12-month period to Microsoft upon receipt of Microsoft's written intent to exercise the option. The option is exercisable for a period of three years from the effective date. The Company estimated the costs to perform the services described as being $3.0 million based on the estimated average cost per developer and tester required to perform the services when required. If the actual costs to perform the required services is less than the $3.0 million deducted from equity, the remainder of the liability will be recorded as an increase in contributed surplus.

The Company is a party to a number of claims arising in the ordinary course of business relating to employment, intellectual property and other matters. Based on its review of the individual matters the Company believes that such claims, individually, will not have a material adverse effect on its business, financial position or results of operations but, in the aggregate, may have a material adverse effect on its business, financial position or results of operations. Such possible effect cannot be reasonably estimated at this time.

13. Cost of sales

	Year ended November 30
	2000	1999	1998

Cost of goods sold	$ 28,036	$ 35,377	$ 27,119
License amortization	11,880	12,674	13,321
Royalties	7,109	11,465	11,121
	$ 47,025	$ 59,516	$ 51,561

14. Restructuring charge

On September 11, 1998, approximately 460 employees were terminated at the Orem, Utah facility. The balance of the workforce at that location remained with the Company until February 1, 1999 and assisted with the transfer of the source code and technical services to the Ottawa facility. As at November 30, 2000, the restructuring accrual included in accounts payable and accrued liabilities is comprised the following amounts:

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

15. Segmented information

The Company has only one global operating segment, as detailed in the consolidated financial statements included herein.

The Company sells its products worldwide from four geographic regions. A summary of sales by product group, sales channel, region and major customer from consolidated operations is as follows:

	Year ended November 30
	2000	1999	1998
By product group
Creative products	$ 75,919	$ 106,592	$ 133,841
Business applications products	78,917	132,948	111,990
Other	2,651	3,511	996
	$ 157,487	$ 243,051	$ 246,827
By sales channel
Retail packaged products	$ 80,069	$ 140,200	$ 153,623
OEM licenses	17,640	26,972	23,340
Corporate licenses	59,778	75,879	69,864
	$ 157,487	$ 243,051	$ 246,827
By region
Canada	$ 13,181	$ 13,833	$ 14,942
U.S.A.	83,355	141,972	137,938
Europe	42,453	64,123	73,089
Other	18,498	23,123	20,858
	$ 157,487	$ 243,051	$ 246,827
By major customer
Ingram Micro Inc.	$ 27,123	$ 43,810	$ 57,994
All others	130,364	199,241	188,833
	$ 157,487	$ 243,051	$ 246,827

Included in creative products revenues are consumer applications products which were relatively consistent from fiscal 1998 ($27.6 million) to fiscal 1999 ($24.0 million). In fiscal 2000, as Corel realigned itself and moved away from promoting these products, these revenues declined significantly and are no longer managed or accounted for as a separate segment.

16. Significant differences between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. For the periods ended November 30, 2000, 1999 and 1998 these differences do not result in any difference in the reported income, loss or cash flows for those periods. Significant effects of differences between Canadian GAAP and US GAAP are set forth below:

Accounting for stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"

("APB 25") and related interpretations in accounting for its employee stock option plan. Accordingly, the Company also applies United States Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25" ("FIN 44"), providing new accounting rules for stock-based compensation under APB 25. FIN 44 does not change FASB Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and, as such, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the plan, consistent with the methodology prescribed under the SFAS 123, the Company's net income (loss) would have changed to the pro forma amounts indicated as follows:

	Year ended November 30
	2000	1999	1998

Net income (loss) as reported	$ (55,348)	$ 16,716	$ (30,448)
Estimated stock-based compensation costs	(32,761)	(1,665)	(1,849)
Pro forma net income (loss)	$ (88,109)	$ 15,051	$ (32,297)
Pro forma income (loss) per share	$ (1.27)	$ 0.24	$ (0.54)

The fair values of all options granted during 2000, 1999 and 1998 were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2000	1999	1998

Expected option life (years)	3.07	3.34	2.0
Volatility	105	86	45
Risk free interest rate	6.13%	4.78%	4.33%
Dividend yield	nil	nil	nil

The fair values, at the date of grant, for stock options granted during 2000, 1999 and 1998 were $9.02, $1.35 and $0.54 per option, respectively.

The Black-Scholes model, used by the Company to calculate option values, as well as other currently accepted option valuation models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that these models do not necessarily provide a reliable single measure of the fair value of the Company's stock option awards.

In accordance with FIN 44, the option repricing, as described in Note 9, will result in variable plan accounting for the re-priced options. At November 30, 2000, no options had been tendered and the market price of the underlying common shares was CDN. $4.10. Future periods may reflect compensation charges or credits depending on the fair market price of the underlying shares.

Available for sale securities

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires available-for-sale securities to be marked to market with unrealized holding gains or losses being accounted for in other comprehensive income. Accordingly, the reported carrying value of investments would be increased by $1.4 million and $3.1 million at November 30, 2000 and 1999, respectively. In addition, income taxes payable would be increased by $0.3 million at November 30, 2000 and taxes recoverable would be decreased by $1.0 million at November 30, 1999.

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

	Year ended November 30
	2000	1999	1998
Net income (loss)	$ (55,348)	$ 16,716	$ (30,448)
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	(1,669)	3,102
Related income tax	729	(1,038)
Comprehensive income (loss)	$ (56,318)	$ 18,780	$ (30,448)

New accounting pronouncements

In fiscal 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") which establishes standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilities on the Balance Sheet and be measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999, which is the fiscal year beginning December 1, 1999 for the Company. Prior periods should not be restated. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS 133 until fiscal years beginning after June 15, 2000, which is the fiscal year beginning December 1, 2000 for the Company. The Company believes the adoption of this pronouncement will not have a material impact on its results of operations or financial position.

In fiscal 2000, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", and its related interpretations. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB is effective beginning the Company's first quarter of fiscal 2001.The Company does not expect the adoption of this SAB to have a material impact on its results of operations or financial position.

17. Restatement of Novell royalty obligation

The Company has restated its Consolidated Balance Sheets for the years ended November 30, 1996 through November 30, 1999, as presented below, to remove the contingent liability related to the Novell royalty obligation, see Note 8, and the corresponding acquired technology, see Note 5. In addition, the Company has conformed its Consolidated Statements of Cash Flows to reflect this restatement by reducing cash flows from operations and increasing cash flows from financing activities by $2.0 million, $3.6 million and $3.6 million in 2000, 1999 and 1998 respectively. The Company concluded, based on a review of its financial statements to be incorporated into a recently filed registration statement, that the accounting treatment and disclosure previously adopted was not appropriate. This restatement has no impact on the Company's previously reported results of operations or overall cash flows. Summarized comparative balance sheets for the years affected are presented below. In addition, certain other notes to these consolidated financial statements have been modified for clarification purposes only.

As at November 30,
	1999 As Reported	1999 As Restated	1998 As Reported	1998 As Restated	1997 As Reported	1997 As Restated (Unaudited)	1996 As Reported	1996 As Restated (Unaudited)
Assets
Current Assets	$ 99,131	$ 99,131	$ 95,383	$ 95,383	$ 100,246	$ 100,246	$ 195,333	$ 195,333
Investments	2,873	2,873
Future tax asset							870	870
Capital Assets	49,697	37,712	44,776	29,213	63,497	44,315	202,275	177,885
Total assets	$ 151,701	$ 139,716	$ 140,159	$ 124,596	$ 163,743	$ 144,561	$ 398,478	$ 374,088

Liabilities and shareholder's equity
Current liabilities
Current portion of Novell obligations	$ 10,594	$ 6,594	$ 11,800	$ 7,000	$ 13,500	$ 7,000	$ 15,500	$ 6,500
Other current liabilities	68,756	68,756	83,691	83,691	66,390	66,390	58,888	58,888
Total current liabilities	79,350	75,350	95,491	90,691	73,390	72,890	74,388	65,388

Novell obligations	7,985		16,085	5,322	24,044	11,362	33,830	18,440

Shareholders' equity
Share capital	222,155	222,155	203,088	203,088	204,235	204,235	202,953	202,953
Contributed surplus	1,099	1,099	1,099	1,099	730	730	352	352
Retained earnings (deficit)	(158,888)	(158,888)	(175,604)	(175,604)	(145,156)	(145,156)	86,955	86,955
Total shareholders' equity	64,366	64,366	28,583	28,583	59,809	59,809	290,260	290,260
Total liabilities and shareholders' equity	$ 151,701	$ 139,716	$ 140,159	$ 124,596	$ 163,743	$ 144,561	$ 398,478	$ 374,088

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers and directors of Corel as at February 21, 2001:

NAME	Age	Position with the Company

Derek Burney	38	President and Chief Executive Officer, Director
John Blaine	39	Executive Vice President, Finance, Chief Financial Officer and Treasurer
Graham Brown	37	Executive Vice President, Business Applications
Steve Houck	31	Executive Vice President, Sales
Ian Legrow	30	Executive Vice President, Creative Products
Annette McCleave	41	Executive Vice President, Marketing
Rene Schmidt	43	Executive Vice President, Chief Technology Officer

James Baillie	63	Chairman of the Board
Lyle B. Blair (1)	70	Director
Hunter S. Grant (1)	58	Director
Jean-Louis Malouin	57	Director
Hon. Barbara McDougall	63	Director
Lawrence O'Brien (1)	51	Director

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

Item 11. Executive Compensation

The following table, presented in CDN$, in accordance with the regulations of the Securities Act (Ontario), sets forth all compensation paid in respect of the individuals who were, at November 30, 2000, the Chief Executive Officer and the other four most highly compensated executive officers of the Company and three former executive officers who were no longer with the company at November 30, 2000 but otherwise would have been included in the most highly compensated executive officers of the Company (the "named executive officers").

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

3. Exhibits

Exhibit Number	Description
3.1	Certificate and Articles of Incorporation (1)
3.2	By-law No. 6 (1)
3.3	Certificate and Articles of Amalgamation of Corel Corporation and Corel Computer Corp. (1)
3.4	Amendment to Articles of Incorporation (2)
4.1	Specimen of Common Share Certificate (1)
4.2	Shareholder Rights Plan Agreement dated February 11, 1999, as amended and restated as of March 31, 1999, by and between the Company and Montreal Trust Company of Canada, as rights agent. (3)
10.1	Corel Corporation Stock Option Plan, as amended (4)
10.2	Corel Corporation Stock Option Plan 2000 (4)
10.3	Share Purchase Agreement dated September 18, 2000 by and between the Company and Albans Investments Limited (2)
10.4	Registration Rights Agreement dated September 18, 2000 by and between the Company and Albans Investments Limited. (2)
10.5	Escrow Agreement dated September 18, 2000 by and between the Company, Albans Investments Limited and Epstein Becker & Green, P.C., as escrow agent. (2)
10.6	Form of Share Purchase Warrant between the Company and each of Albans Investment Limited, Whale Securities Co., L.P., and Richard Geyser. (2)
10.7	Share Purchase Agreement dated October 2, 2000 by and between the Company and Microsoft Corporation (5)
10.8	Registration Rights Agreement dated October 2, 2000 by and between the Company and Microsoft Corporation (5)
10.9	Technology and Services Agreement dated October 2, 2000 by and between the Company and Microsoft Corporation (5)
21.1	Subsidiaries of Registrant (2)
23.1	Consent of PricewaterhouseCoopers LLP Chartered Accountants (2)
99.1	Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts for the years ended November 30, 2000, 1999 and 1998 (2)
99.2	Auditors' Report to the Board of Directors on Financial Statement Schedules (2)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ottawa, Province of Ontario, Canada, on September 6, 2001.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 6, 2001.

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