Form 10-Q
period 2001-08-31
COREL CORP
filed 2001-10-15
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

As of October 12, 2001, the registrant had 73,775,861 Common Shares outstanding.

COREL CORPORATION FORM 10-Q
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial statements

Consolidated Balance Sheets as of August 31, 2001 and November 30, 2000

Consolidated Statements of Operations and Deficit for the Three and Six Months Ended August 31, 2001 and 2000

Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2001 and 2000

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PART II. Other Information

Item 1. Legal Proceedings

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of US$)

	August 31,	November 30,
	2001	2000
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 47,056	$ 127,430
Restricted cash	407	1,136
Marketable securities	76,793
Accounts receivable
Trade	18,837	28,620
Other	2,143	773
Inventory	1,174	3,117
Future tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	479	479
Prepaid expenses	945	1,050
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	147,834	162,605

Investments	11,370	11,996
Future tax asset	826	965
Deferred financing charges	325	550
Capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32,529	42,471
Other non-current assets . . . . . . . . . . . . . . . . . . . . . . . . . .	3,157

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 196,041	$ 218,587
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 19,325	$ 28,441
Current portion of Novell obligations		10,000
Income taxes payable	1,534	6,595
Deferred revenue	8,977	10,907
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .	29,836	55,943

Shareholders' equity
Share capital
Preferred shares (000s), no par value, unlimited
authorized; 24,000 Series A issued and outstanding
at August 31, 2001 and November 30, 2000,
respectively
Common Shares (000s), no par value, 73,761 and
73,641 issued at August 31, 2001 and
November 30, 2000, respectively . . . . . . . . . . . . . . . . .	372,091	371,890
Contributed surplus	4,990	4,990
Deficit	(210,876)	(214,236)
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .. .	166,205	162,644
Total liabilities and shareholders' equity . . . . . . . . . . . . .	$ 196,041	$ 218,587

(See accompanying notes)

COREL CORPORATIONCONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT

(in thousands of US$, except share and per share data)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2001	2000	2001	2000
Sales	$ 34,151	$ 36,357	$ 102,701	$117,137
Cost of sales	6,731	7,840	19,881	34,121
Gross profit	27,420	28,517	82,820	83,016
Expenses
Advertising	5,918	6,912	15,673	29,586
Selling, general and administrative	13,328	18,602	44,013	64,421
Research and development	6,551	12,151	17,969	35,904
Depreciation and amortization	1,638	1,832	4,243	5,398
Loss (gain) on foreign exchange	(531)	727	215	1,196
	26,904	40,224	82,113	136,505
Income (loss) from operations	516	(11,707)	707	(53,489)
Gain (loss) on sale of investment. . . . . .	(1,000)	4,503	(1,000)	14,585
Interest income	1,198	191	4,439	254
Income (loss) before undernoted	714	(7,013)	4,146	(38,650)
Income tax expense. . . . . . . . . . . . . . . .	(185)	(2,944)	(439)	(5,882)
Share of loss in equity investees. . . . . .	(29)	(788)	(347)	(2,232)
Net income (loss)	500	(10,745)	3,360	(46,764)

Deficit beginning of period . . . . . . . . . .	(211,376)	(194,907)	(214,236)	(158,888)
Deficit end of period . . . . . . . . . . . . . .	$ (210,876)	$ (205,652)	$ (210,876)	$ (205,652)

Income (loss) per share:
Net income (loss)
Basic	$ 0.01	$ (0.15)	$ 0.05	$ (0.69)
Diluted . . . . . . . . . . . . . . . . . . . . . .	$ 0.01	$ (0.15)	$ 0.03	$ (0.69)

Average number of Common Shares outstanding (000s)
Basic . . . . . . . . . . . . . . . . . . . . . . . .	73,746	71,335	73,707	68,152
Diluted . . . . . . . . . . . . . . . . . . . . . .	97,943	71,335	97,851	68,152

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US$)

(unaudited)

	Nine months ended August 31,
	2001	2000
Operating activities:
Net income (loss)	$ 3,360	$ (46,764)
Items which do not involve cash or cash equivalents:
Depreciation	4,243	5,398
Amortization	8,290	9,806
Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,047
Loss (gain) on disposal of assets . . . . . . . . . . . . . . . . . . . . .	(306)	131
Future income tax assets	139	(71)
Share of loss in equity investments . . . . . . . . . . . . . . . . . . .	347	2,232
Loss (gain) on sale of investment . . . . . . . . . . . . . . . . . . . .	1,000	(14,585)
Other . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .		934
Changes in operating assets and liabilities
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	729
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,366	30,883
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,943	5,295
Prepaid expenses . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .	105	(235)
Accounts payable and accrued liabilities. . . . . . . . . . . . . . .	(5,116)	(23,049)
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(5,061)	5,187
Income taxes recoverable . . . . . . . . . . . . . . . . . . . . . . . . . . .		5,135
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	(1,930)	(5,372)
Net cash provided by (used in) operating activities	16,156	(25,075)
Financing activities:
Issuance of common shares	201	21,843
Reduction of Novell obligations	(10,000)	(6,645)
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .	(9,799)	15,198

Investing activities:
Purchase of investments and other non current assets	(3,878)	(1,663)
Purchase of marketable securities	(76,793)
Purchase of capital assets	(6,878)	(9,781)
Proceeds on sale of investment . . . . . . . . . . . . . . . . . . . . . . . .		14,585
Proceeds on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . .	818	272
Net cash provided by (used in) investing activities . . . . . . . . . . . . . .	(86,731)	3,413
Decrease in cash and cash equivalents	(80,374)	(6,464)
Cash and cash equivalents at beginning of period	127,430	18,021
Cash and cash equivalents at end of period	$ 47,056	$ 11,557

(See accompanying notes)

COREL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2001

(unaudited)

1. Summary of significant accounting policies

All dollar amounts included herein are expressed in thousands of US$ unless otherwise noted. Certain per share information is expressed in US$ unless otherwise noted.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") for interim financial statements and do not include all the disclosures required in annual financial statements. These consolidated financial statements should be read in conjunction with the annual financial statements for the year ended November 30, 2000. The principles used to prepare the financial statements conform, in all material respects, to those generally accepted in the United States ("US GAAP") except as disclosed in Note 10. In management's opinion, all adjustments necessary for fair presentation are reflected in the financial statements. All adjustments made are normal and recurring in nature. Corel Corporation together with its wholly owned subsidiaries, hereinafter referred to as the "Company", has followed the same accounting policies and methods of application as in the most recent audited financial statements except as stated herein.

Software revenue recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") issued by the American Institute of Certified Public Accountants in October 1997. During the year ended November 30, 2000, the Company adopted Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions"("SOP 98-9") issued in December 1998. In fiscal 2000, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", and its related interpretations. The SAB summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB has been adopted in fiscal 2001. The adoption of SOP 98-9 and SAB 101 has not had a material impact on the Company's financial results.

The Company recognizes revenue from packaged software and license fees when the software is delivered, there is persuasive evidence that an arrangement exists, the fee is fixed and determinable and collection is probable. Sales to distributors are subject to agreements allowing various rights of return and price protection. The Company establishes provisions for estimated future returns, exchanges and price protection. Where telephone support is included for a limited time (post contract support or "PCS", generally for 90 days) together with the license fee, the entire license fee is recognized upon delivery of the product and the insignificant costs to provide the support are accrued. Where support is provided together with an annual licensing fee, the entire fee is deferred and recognized ratably over the term of the license agreement since the Company does not have vendor specific objective evidence of fair market value of this PCS. Revenue from professional services and other services are recognized when the services are delivered.

Foreign currency

The functional currency of the Company and its subsidiaries, which are accounted for as integrated foreign operations, is the US dollar. In accordance with the Canadian Institute of Chartered Accountants ("CICA") 1650 - "Foreign Currency Translation", monetary assets and liabilities denominated in foreign currencies, other than the functional currency, are remeasured at the closing period-end rates of exchange. Non-monetary items and any related amortization of such items are remeasured at the rates of exchange in effect when the assets were acquired or obligations incurred. All other income and expense items have been remeasured at the average rates prevailing during the respective periods. The gains or losses resulting from the remeasurement of these amounts have been reflected in earnings in the respective periods.

Marketable Securities

Marketable securities are investments which are highly liquid and have terms to maturity at date of purchase of between 90 days and one year.

2. Inventory

As at
	August 31, 2001	November 30, 2000
Product components	$ 850	$ 1,424
Finished goods	324	1,693
	$ 1,174	$ 3,117

3. Investments
	As at
	August 31, 2001	November 30, 2000
Equity investments
Hemera Technologies Inc.	$ 9,407	9,727
LinuxForce, Inc.	216	243
	9,623	9,970
Investments recorded at cost, including GraphOn Corporation	1,747	2,026
	$ 11,370	$ 11,996

During the quarter the Company wrote off one of its investments recorded at cost resulting in a $1.0 million charge to income.

4. Non-current assets

The company has included in other non-current assets a bridge loan of $2.5 million to Micrografx, Inc. ("Micrografx") for operating capital and reduction of indebtedness. The bridge loan is non-amortizing and matures on January 31, 2002. In the event of that the Micrografx acquisition is terminated interest on the loan will be due and payable on a quarterly basis and will accrue at a rate of 8.0% per annum. The default rate, whether at maturity or upon acceleration or otherwise, is 10.0% per annum. The loan is secured by certain assets of Micrografx. Also included in non-current assets is approximately $0.65 million in acquisition costs, which will be included in the purchase price allocation.

5. Accounts payable and accrued liabilities
	As at
	August 31, 2001	November 30, 2000
Trade accounts payable	$ 9,876	$ 11,518
Accrued payroll	3,523	4,005
Accrued liabilities	3,544	5,918
Metacreations payable		4,000
Microsoft accrual	2,382	3,000
	$ 19,325	$ 28,441

Microsoft Accrual

On October 2, 2000, concurrent with the issuance of Series A preferred shares, the Company entered into a technology support and settlement agreement with Microsoft Corporation ("Microsoft"). Together with the purchase of such Series A preferred shares, Microsoft received the option to request the Company to perform certain product development work. The Company is obligated to provide at least 30 full time equivalents (20 developers and 10 testers) for a 12-month period to Microsoft upon receipt of Microsoft's written intent to exercise the option. On May 17, 2001, the Company received written notice from Microsoft of its exercise of the option. The Company estimated the costs to perform the services described as being $3.0 million based on the estimated average cost per developer and tester required to perform the services when required. If the actual costs to perform the required services is less than $3.0 million, the remainder of the liability will be recorded as an increase in contributed surplus. As of August 31, 2001, the Company had applied approximately $0.6 million in costs against this obligation.

6. Earnings per share

The Company adopted CICA 3500 "Earnings per Share" during fiscal 2000. The calculation of earnings per share is based on the weighted daily average number of shares outstanding during the period. The calculation of diluted earnings per share assumes that all outstanding options, warrants and convertible preferred shares have been exercised at the later of the beginning of the fiscal period or the option, warrant, or convertible preferred share issuance date. As the impact of the exercise of the warrants and options are anti-dilutive in 2000, those items have been excluded from the calculation of diluted earnings per share.

	Three Months Ended August 31		Nine Months Ended August 31
	2001	2000	2001	2000
Basic:
Average common shares outstanding	73,746	71,335	73,439	$ 68,152
Net Income (loss)	$ 500	$ (10,745)	$ 3,360	$ (46,764)
Per share amount	$ 0.01	$ (0.15)	$ 0.05	$ (0.69)

Diluted:
Weighted average common shares outstanding	73,746	71,355	73,439	68,152
Net effect of dilutive stock options	197		144
Net effect of convertible preferred shares	24,000		24,000
Total	97,943	71,355	97,583	68,152
Net income	$ 500	$ (10,745)	$ 3,360	$ (46,764)
Per share amount	$ 0.01	$ (0.15)	$ 0.03	$ (0.69)

7. Contingencies

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

8. Restructuring charge

On September 11, 1998, approximately 460 employees were terminated at the Orem, Utah facility. The balance of the workforce at that location remained with the Company until February 1, 1999 and assisted with the transfer of the source code and technical services to the Ottawa facility. As at August 31, 2001 the restructuring accrual included in accounts payable and accrued liabilities is comprised of the following amounts:

	Asset write-downs	Severance costs	Facilities closure costs	Total
Restructuring charge during the fiscal year	$ 3,086	$ 10,104	$ 2,690	$ 15,880
Payments		(6,395)	(1,344)	(7,739)
Re-allocation		(1,842)	1,842
Non-cash asset write-downs	(3,086)			(3,086)
Restructuring accrual at November 30, 1998		1,867	3,188	5,055
Payments		(2,100)	(1,705)	(3,805)
Re-allocation		233	(233)
Restructuring accrual at November 30, 1999			1,250	1,250
Payments			(954)	(954)
Restructuring accrual at November 30, 2000			$ 296	$ 296
Payments			(296)	(296)
Restructuring accrual at August 31, 2001			$ 0	$ 0

9. Segmented information

The Company has only one global operating segment, as detailed in the consolidated financial statements included herein.

The Company sells its products worldwide from four geographic regions. A summary of sales by product group, sales channel, region and major customer from consolidated operations is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2001	2000	2001	2000
By product group
Creative products . . .	$ 23,009	$ 17,558	$ 57,761	$ 55,236
Business applications products. . . . . . . . . . . . . . . .	10,364	17,591	43,855	58,594
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .	778	1,208	1,085	3,307
	$ 34,151	$ 36,357	$ 102,701	$ 117,137
By sales channel
Retail packaged products. . . . . . . . . . . . . . . . . . . . .	$ 22,185	$ 17,150	$ 61,892	$ 58,820
OEM licences . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,880	4,313	8,797	13,311
Corporate licences . . . . . . . . . . . . . . . . . . . . . . . . . .	10,086	14,894	32,012	45,006
	$ 34,151	$ 36,357	$ 102,701	$ 117,137
By region
Canada . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 1,204	$ 2,248	$ 5,884	$ 9,823
U.S.A. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20,481	22,335	58,372	58,022
Europe . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8,572	6,416	25,953	31,733
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,894	5,358	12,492	17,559
	$ 34,151	$ 36,357	$ 102,701	$ 117,137
By major customer
Ingram Micro Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 10,358	$ 4,705	$ 34,357	$ 7,117
All others . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23,793	31,652	68,344	110,020
	$ 34,151	$ 36,357	$ 102,701	$ 117,137

Included in creative products revenues are consumer applications products. In fiscal 2000, as Corel realigned itself and moved away from promoting these products, these revenues declined significantly and are no longer managed or accounted for as a separate group.

10. Significant differences between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. For the periods ended August 31, 2001 and 2000 these differences do not result in any difference in the reported income, loss or cash flows for those periods. Significant differences between Canadian GAAP and US GAAP are set forth below:

Accounting for stock-based compensation

In accordance with Financial Accounting Standards Board ("FASB") interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25 ("FIN 44"), the repricing of options that occurred on November 16, 2000 to CDN $5.70 or US $3.63 has resulted in variable plan accounting for the re-priced options. The options were repriced to the market value of the underlying common shares at the time of repricing. At August 31, 2001, 1,544,500 options had been tendered for repricing to CDN $5.70 while 186,000 options had been tendered for repricing to US $3.63. Future periods may reflect compensation charges or credits depending on the fair market price of the underlying shares.

Available-for-sale securities

Statement of Financial Accounting Standards ("SFAS ") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires available-for-sale securities to be marked to market with unrealized holding gains or losses being accounted for in other comprehensive income. Accordingly, the reported carrying value of investments would be increased by $1.5 million at August 31, 2001 and $1.4 million at November 30, 2000, respectively. In addition, income taxes payable would be increased by $0.3 million at August 31, 2001 and at November 30, 2000.

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

	Three months ended August 31,		Nine months ended August 31,
	2001	2000	2001	2000
Net income (loss)	$ 500	$ (10,745)	$ 3,360	$ (46,764)
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities	(701)	489	60	3,005
Related income tax	154	(161)	(13)	992
Comprehensive income (loss)	$ (47)	$ (10,095)	$ 3,407	$ (44,751)

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

New accounting pronouncements

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Assets and Extinguishements of Liabilities"("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 which was during the Company's second quarter of fiscal 2001. The adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

During the quarter, the CICA issued CICA 1581- "Business Combinations " ("CICA 1581") and FASB issued No. 141 ("SFAS 141"), Business Combinations. These standards are effective for all business combinations initiated after June 30, 2001, and require that the purchase method of accounting be used for all business combinations initiated after that date. Corel will apply CICA 1581 and SFAS 141 to the Micrografx and SoftQuad Software, Ltd. ("SoftQuad") acquisitions.

During the quarter, the CICA issued CICA 3062 - "Goodwill and Other Intangible Assets" ("CICA 3062") and FASB issued SFAS No. 142 (SFAS"142"), Goodwill and Other Intangible Assets. These standards are effective for fiscal years beginning after December 15, 2001, but applied immediately to any business combinations consummated after June 30, 2001. CICA 3062 and SFAS 142 require that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, including goodwill recorded in past business combinations, but will be subject to annual impairment tests in accordance with the new guidelines. Other tangible assets will continue to be amortized over their useful lives. Corel will apply CICA 3062 and SFAS 142 to the acquisitions of Micrografx and SoftQuad.

11. Pending Acquisitions

On July 16, 2001, Corel and Micrografx announced that they had signed a definitive agreement whereby Corel will acquire Micrografx. The transaction is subject to approval by Micrografx's shareholders. Micrografx provides enterprise process and graphics software, solutions and services. If the price of Corel common stock at closing is below $2.90, the consideration for each Micrografx share will be either approximately $1.99 in cash, or Corel common stock having a value of approximately $1.02 plus a Corel participation right, as determined by Corel in its discretion. The participation right will convert a year after closing into $1.02 in cash or, if the price of Corel common stock at that time is higher than the price at closing, an amount of Corel common stock having a value of $1.02 plus 18% of the appreciation of Corel common stock during the period between closing and the first anniversary of closing. If the price of Corel common stock at the time of closing is $2.90 or above, Corel may not pay cash at closing and must issue shares of Corel common stock and Corel participation rights as described above.

On August 7, 2001, Corel and SoftQuad announced that they had signed a definitive agreement whereby Corel will acquire SoftQuad in a stock-for-stock transaction. SoftQuad is a developer of XML-enabling technologies and commerce solutions for e-business. The transaction will be a stock-for-stock transaction. The transaction is subject to approval by SoftQuad's shareholders. Each common share, or equivalent, of SoftQuad will be exchanged for .4152 of a Corel common share on closing, being the ratio of $1.50 to $3.6129, assuming Corel's common share price at closing is between $2.71 per share and $4.52 per share. For prices outside this range, Corel would issue more shares at a lower price and fewer shares at a higher price. The maximum number of shares Corel could issue is approximately 11.2 million.

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

On October 2, 2000, Corel announced a strategic alliance with Microsoft Corporation ("Microsoft"). The Company issued 24,000,000 Series A, participating convertible, non-voting, non-redeemable preferred shares to Microsoft for total gross proceeds of $135.0 million ($5.625 per share). Each preferred share is convertible into one common share but not in the hands of Microsoft or its affiliates. As part of the share purchase agreement, the Company has filed with the United States Securities and Exchange Commission ("SEC") a resale registration statement for 24,000,000 common shares underlying these preferred shares. This statement was filed on February 21, 2001, and amended on March 16, 2001, August 6, 2001, August 28, 2001 and October 2, 2001 and was declared effective on October 4, 2001. Under the terms of the technology support and settlement agreement, the companies will work together to support the development, testing and marketing of new products related to the .NET platform and, upon request from Microsoft at any time prior to October 2, 2003, Corel is obligated to provide a minimum of 30 full time equivalents (20 developers and 10 testers) for a 12-month period to port the .NET platform from the Windows platform to the Linux platform. On April 30, 2001, the parties signed Amendment No. 1 to the agreement amending some terms regarding licencing, ownership, representations and warranties, the termination of the project, and other general provisions. Subsequently, on May 11, 2001, the parties agreed, by a Rider to Amendment No. 1, to expand the scope of platforms to which Corel could be requested to port the .NET framework to include Free BSD and other similar platforms as designated by Microsoft. On May 17, 2001, the Company received written notification from Microsoft on its intent to exercise this option. The Company deducted from equity $3.0 million of the total money received from Microsoft for this obligation in the previous year. As of August 31, 2001, the Company had applied $0.6 million in expenses against this obligation leaving a remaining provision of $2.4 million. If the actual cost to perform the required services is less that $3 million, the remainder of the liability will be recorded as an increase in contributed surplus.

On July 16, 2001, Corel and Micrografx announced that they had signed a definitive agreement whereby Corel will acquire Micrografx. The transaction is subject to approval by Micrografx's shareholders. Micrografx provides enterprise process and graphics software, solutions and services. If the price of Corel common stock at closing is below $2.90, the consideration for each Micrografx share will be either approximately $1.99 in cash, or Corel common stock having a value of approximately $1.02 plus a Corel participation right, as determined by Corel in its discretion. The participation right will convert a year after closing into $1.02 in cash or, if the price of Corel common stock at that time is higher than the price at closing, an amount of Corel common stock having a value of $1.02 plus 18% of the appreciation of Corel common stock during the period between closing and the first anniversary of closing. If the price of Corel common stock at the time of closing is $2.90 or above, Corel may not pay cash at closing and must issue shares of Corel common stock and Corel participation rights as described above.

On August 7, 2001, Corel and SoftQuad announced that they had signed a definitive agreement whereby Corel will acquire SoftQuad in a stock-for-stock transaction. SoftQuad is a developer of XML-enabling technologies and commerce solutions for e-business. The transaction will be a stock-for-stock transaction. The transaction is subject to approval of SoftQuad's shareholders. Each common share, or equivalent, of SoftQuad will be exchanged for .4152 of a Corel common share on closing, being the ratio of $1.50 to $3.6129, assuming Corel's common share price at closing is between $2.71 per share and $4.52 per share. For prices outside this range, Corel would issue more shares at a lower price and fewer shares at a higher price. The maximum number of shares Corel could issue is approximately 11.2 million.

Due to the acquisitions of Micrografx and SoftQuad, and dependent on the closing dates, revenues and expenses are expected to increase during the fourth quarter of fiscal 2001.

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

RESULTS OF OPERATIONS

Sales

Sales decreased 6% to $34.2 million in the third quarter of fiscal 2001 from $36.4 million in the third quarter of fiscal 2000. This decrease was due primarily to decreased demand for Corel's flagship business application product, WordPerfect Office 2002, released near the end of the second quarter of 2001. Sales also decreased 12% to $102.7 million in the first nine months of fiscal 2001 from $117.1 million in the first nine months of fiscal 2000. Corel has been impacted, as has the entire software industry in Corel's belief, by a decrease in computer hardware sales.

Sales by product groups

The table below shows sales consisting of creative products, business application products and other revenues consisting primarily of professional services offered by Corel and sales from Linux operating system products. The comparative numbers have been reclassified to conform with current presentation.

Three Months Nine Months

Ended August 31 Ended August 31

	2001	2000	2001	2000

Creative products. . . . . .	$ 23,009	$ 17,558	$ 57,761	$ 55,236
Business applications products. . . . . . . . . . . . . . . . . . . . . .	10,364	17,591	43,855	58,594
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	778	1,208	1,085	3,307
Total sales	$ 34,151	$ 36,357	$ 102,701	$ 117,137

Creative products revenues increased 31% from $17.6 million in the third quarter of 2000 to $23.0 million in the third quarter of 2001. Creative products software also increased by 5% from $55.2 in the first nine months of 2000 to $57.8 million in the first nine months of 2001. These increases are primarily due to the release of procreate Painter7, CorelDraw ESSENTIALS and Bryce 5, as well as the introduction of a new licensing program for Creative products during the quarter. Given the results of the prior three quarters and the current economic uncertainty, the Company does not expect to meet its 20% growth target within the creative applications for the year as mentioned in prior filings. Included in creative products revenues are consumer applications products. In fiscal 2000, as Corel realigned itself and moved away from promoting these products, these revenues declined significantly and are no longer managed or accounted for as a separate segment.

Business application products revenues decreased 41% from $17.6 million in the third quarter of 2000 to $10.4 million in the third quarter of 2001. Business application products revenue has decreased 25% from $58.6 million in the first nine months of 2000 to $43.9 million in the first nine months of 2001. The third quarter decrease is due primarily to the decrease in sales of WordPerfect Office 2002 in the retail market, which was launched in the second quarter of this year. The decline in business applications product sales for the nine months ended August 31, 2001 is attributed to lower than anticipated retail demand and a general decline in economic conditions.

Sales by sales channels

Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences. The table below shows sales by sales channels:

Three Months Nine Months

Ended August 31 Ended August 31
	2001	2000	2001	2000
Retail packaged products	$ 22,185	$ 17,150	$ 61,892	$ 58,820
OEM licenses	1,880	4,313	8,797	13,311
Corporate licenses	10,086	14,894	32,012	45,006
Total sales	$34,151	$36,357	$102,70	$117,137

Retail packaged products and corporate licences are sold primarily through distributors. Sales from retail packaged products increased 29% from $17.2 million in the third quarter of 2000 to $22.2 million in the third quarter of 2001. Retail packaged products have increased 5% from $58.8 million in the first nine months of 2000 to $61.9 million in the first nine months of 2001. The increase in retail packaged product sales is primarily due to the release of procreate Painter 7 and Bryce 5. The increase for the first nine months can be attributed to an increase in marketing and sales efforts of Corel's Creative products.

OEM channel sales are licence fees from original equipment manufacturers. These sales decreased 56% from $4.3 million in the third quarter of 2000 to $1.9 million in the third quarter of 2001. OEM channel sales also decreased 34% from $13.3 million in the first nine months of 2000 to $8.8 million in the first nine months of 2001. These decreases are primarily due to declining PC sales as well as decreased demand for WordPerfect Office 2002.

Corporate licenses declined 32% from $14.9 million in the third quarter of 2000 to $10.1 million in the third quarter of 2001. Corporate licence revenues also declined 29% from $45.0 million in the first nine months of 2000 to $32.0 million in the first nine months of 2001. This decrease is primarily due to reduced sales of WordPerfect 2002, and was partially offset by the introduction of a new creative products licensing program.

The channel mix is not expected to change materially in the coming quarter.

Sales by region

The table below shows sales by region:

Three Months Nine Months

Ended August 31 Ended August 31

	2001	2000	2001	2000
Canada	$ 1,204	$ 2,248	$ 5,884	$ 9,823
U.S.A.	20,481	22,335	58,372	58,022
Europe	8,572	6,416	25,953	31,733
Other international	3,894	5,358	12,492	17,559
Total sales	$ 34,151	$ 36,357	$ 102,701	$ 117,137

Sales in North America decreased 12% from $24.6 million in the third quarter of 2000 to $21.7 million in the third quarter of 2001. North American sales declined 5% from $67.8 million in the first nine months of 2000 to $64.3 million in the first nine months of 2001. This is primarily due to a general decline in the demand for WordPerfect Office 2002 in the North American retail market.

European revenues increased 34% from $6.4 million in the third quarter of fiscal 2000 to $8.6 million in the third quarter of 2001. European revenues declined 18% from $31.7 million in the first nine months of 2000 to $26.0 million in the first nine months of 2001. The third quarter results are due to increased sales of creative products in the European market while the decrease in the year to date numbers is due to the decision by the Company, as part of its current strategy, to restrict the localization of WordPerfect Office 2002 to the French language only.

Cost of sales and gross profit

In cost of sales, Corel includes all costs associated with the acquisition of components, the assembly of finished products, product royalties, the amortization of software acquisition costs and shipping. Costs associated with warehousing are included in selling, general and administrative expenses. Deferred royalties and software acquired for integration and sale with Corel products have been capitalized and are currently being amortized over the greater of : a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or, b) the straight line method over the remaining economic life generally estimated to be three to five years.

Corel has changed its inventory management practices to more closely match its available inventory levels to expected immediate revenue opportunities. Corel is reducing its raw materials, production quantities and resulting finished goods inventory to optimal economic levels. In addition, Corel has reduced the number of unique product variations. This tighter management of inventory is reducing Corel's exposure to inventory obsolescence. Corel's continuing effort to tightly manage inventory resulted in an increase in gross margin from 78% in the third quarter of 2000 to 80% in the third quarter of 2001. Gross margin also increased from 71% in the first nine months of 2000 to 81% in the first nine months of 2001. On a go-forward basis, Corel anticipates gross margin in the high 70% to low 80% range.

Advertising Expenses

Advertising expenses include all marketing, advertising and trade show expenses. In the third quarter of 2001, advertising expenses decreased 14% to $5.9 million from $6.9 million in the third quarter of 2000. Advertising expenses also declined 47% to $15.7 million in the first nine months of 2001 from $29.6 million in the first nine months of 2000. This was due primarily to Corel's cost reduction plan that was implemented in June 2000. Advertising expenditures for the third quarter of 2001 increased slightly as a result of the new versions of many existing products. Advertising expenses are expected to remain stable in the fourth quarter of 2001.

Selling, general and administrative expenses

All selling expenses (except for advertising expenses) are included in this category along with general and administrative expenses, including expenses associated with warehousing inventory. Selling, general and administrative expenses decreased 28% from $18.6 million in the third quarter of 2000 to $13.3 million in the third quarter of fiscal 2001. Selling, general and administrative expenses also declined 32% from $64.4 million in the first nine months of 2000 to $44.0 million in the first nine months of 2001. This can be attributed to the cost reduction plan implemented in June and September 2000.

Research and development expenses

Research costs are expensed as incurred. Development costs related to software products developed for sale are expensed as incurred unless they meet the criteria for deferral under generally accepted accounting principles. Research and development expenses are reported net of Canadian investment tax credits

In the third quarter of 2001, gross research and development expenses decreased 46% from $12.2 million in the third quarter of fiscal 2000 to $6.6 million in the third quarter of fiscal 2001. Research and development expenses decreased by 50% from $35.9 million in the first nine months of 2000 to $18.0 million in the first nine months of 2001. This is primarily a result of the cost reduction plan implemented in June 2000.

Research and development expenses are expected to be relatively stable, commensurate with product development cycles, for the foreseeable future as most of the impact from the cost reduction plan, the reduced localization costs and the reduced resources dedicated to LINUX OS have been realized.

Depreciation and amortization expenses

Depreciation and amortization expenses, which do not include the amortization of purchased software, decreased 11% in the third quarter of fiscal 2001 to $1.6 million from $1.8 million in the third quarter of fiscal 2000. Depreciation and amortization expenses also declined 22% from $5.4 million in the first nine months of 2000 to $4.3 million in the first nine months of 2001. The decrease can be attributed to assets which were disposed of during the consolidation of the Irish localization facilities as well as reduced capital asset acquisitions.

Interest income

Interest income increased $1.0 million in the third quarter of 2001 from the third quarter of 2000. Interest income also increased $4.4 million in the first nine months of 2001 primarily as a result of the $35.5 million increase in cash and cash equivalents and $76.8 million of marketable securities consisting mostly of commercial paper and guaranteed investment certificates.

Income taxes

Corel's effective tax rate for the nine months ended August 31, 2001 was 10.6%. The effective tax rate differs from Corel's statutory rate of 44.3% due to significant loss carryforwards available in Canada and foreign jurisdictions. These losses are available to reduce future taxable earnings. The tax expense for fiscal 2000 is primarily a result of taxes owing on gains from the sale of investments.

Liquidity and capital resources

As of August 31, 2001, Corel's principal sources of liquidity included cash and cash equivalents of approximately $47.1 million, marketable securities of $76.8 million, and trade accounts receivable of $18.8 million. Cash equivalents and marketable securities consist of commercial paper from various issuers totalling $118.5 million and guaranteed investment certificates totalling $3.6 million. At August 31, 2001, $0.4 million of cash was restricted as security for corporate credit cards.

Cash provided by operations was $16.2 million for the first nine months of fiscal 2001 compared to cash used in operations of $25.1 million for the first nine months of fiscal 2000. The increase of $41.3 million in cash provided by operations was primarily due an increase in net income of $50.1 million from a net loss of $46.8 million in the first nine months of 2000 to a net income in the first nine months of 2001 of $3.4 million and a net increase of $21.8 million in cash from operating assets and liabilities. This was partially offset by a $3.0 million dollar increase in bad debt expense and a $15.6 million decrease in gain on sale of investment.

Financing activities used $9.8 million in the first nine months of 2001 compared to $15.2 million being provided by financing activities in the first nine months of 2000. The issuance of common shares through employee stock options and common share purchase warrants resulted in a $0.2 million source of cash for the first nine months of 2001 as compared to $21.8 million source of cash for the first nine months of 2000 from the issuance of stock for $18.8 million and the exercise of employee stock options for $3 million. The use of cash in the nine months ending August 31, 2001 and 2000 was for the repayment of Novell obligations.

Investing activities used $86.7 million in the first nine months of 2001 compared to $3.4 million being provided by investing activities during the first nine months of 2000. The source of cash from investing activities in the first nine months of 2001 was proceeds from disposal of assets in Ireland of $0.8 million as compared to proceeds from the sale of shares of GraphOn Corporation ("GraphOn") of $14.6 million for the first nine months of 2000. Uses of cash for investing activities includes the purchase of investments and other non-current assets of $3.9 million, the purchase of marketable securities of $76.8 million, and expenditures for capital assets of $6.9 million in the first nine months of 2001 compared to $9.8 million in the first nine months 2000.

On July 16, 2001 the Company announced that it had signed a definitive agreement with Micrografx whereby the Company will acquire Micrografx. The transaction is subject to approval by Micrografx's shareholders. The transactional value of the deal is approximately $32.0 million. In the event that the Company's common share price at closing is less than US $2.90, Corel will have the option to pay the transactional value in cash.

On September 19, 2000, the Company announced it had entered into a share purchase agreement with an institutional investor. Subject to the terms and conditions of this agreement, the Company may issue and sell to the investor up to 14,690,000 shares in periodic draw down periods over 24 months, if all associated warrants are exercised. Corel has not issued any shares related to this agreement as of August 31, 2001.

At August 31, 2001, Corel's capital resource commitments consisted primarily of lease arrangements for office space. No significant commitments exist for future capital expenditures. Corel believes available balances of cash, cash equivalents and marketable securities combined with the proceeds of the shares issued and issuable as described above are sufficient to meet its working capital requirements for the foreseeable future.

Other Matters

New Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Assets and Extinguishements of Liabilities"("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 which was during the Company's second quarter of fiscal 2001. The adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

During the quarter, the CICA issued CICA 1581- "Business Combinations " ("CICA 1581") and FASB issued No. 141 ("SFAS 141"), Business Combinations. These standards are effective for all business combinations initiated after June 30, 2001, and require that the purchase method of accounting be used for all business combinations initiated after that date. Corel will apply CICA 1581 and SFAS 141 to the Micrografx and SoftQuad Software, Ltd. ("SoftQuad") acquisitions.

During the quarter, the CICA issued CICA 3062 - "Goodwill and Other Intangible Assets" ("CICA 3062") and FASB issued SFAS No. 142 (SFAS"142"), Goodwill and Other Intangible Assets. These standards are effective for fiscal years beginning after December 15, 2001, but applied immediately to any business combinations consummated after June 30, 2001. CICA 3062 and SFAS 142 require that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, including goodwill recorded in past business combinations, but will be subject to annual impairment tests in accordance with the new guidelines. Other tangible assets will continue to be amortized over their useful lives. Corel will apply CICA 3062 and SFAS 142 to the acquisitions of Micrografx and SoftQuad.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

		Weighted average	Fair value at
	Maturity balance	after-tax yield	August 31, 2001
Guaranteed investment certificates	$ 3,567	2.54%	$ 3,567
Commercial Paper	119,900	2.68%	119,015
Total investment portfolio	$ 123,467	2.68%	$ 122,642

Foreign currency risk

Corel conducts business in various foreign currencies, primarily in Canada and Europe and to a lesser extent Australia, Latin America, Japan and other Asian countries. Corel monitors its foreign currency exposure. As of August 31, 2001, Corel had no foreign currency hedges outstanding. Corel has mitigated, and expects to continue to mitigate, a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based.

PART II. OTHER INFORMATION

Item 1. Legal and Government Proceedings

On December 15, 1999, the Company filed suit against the United States of America in the U.S. District Court for the District of Columbia, in Washington, D.C., for the actions of its agency, the Department of Labor in conducting an unlawful procurement. The Complaint claims that, in its goal to standardize its office automation suite, the Department of Labor violated various statutes, regulations and treaties by "sole-sourcing" its contract to a competing vendor rather than conducting an open and fair procurement in accordance with U.S. law. In dispute is the decision by the Department of Labor to standardize on a competing product despite the fact that, at the time of the award, the WordPerfect family of products was licenced for a majority of the Department's 20,000 work stations. As a remedy, Corel sought an immediate injunction against the further implementation of the "sole source" contract and to have it declared void. Corel also sought to have the standardization process and related procurement activities tendered in a fair and open competition in accordance with the applicable statutes, regulations and treaties. The Answer to the Complaint was filed by the Government on March 21, 2000. The Government filed a motion to have the Company's action dismissed for lack of jurisdiction and, in the alternative, for summary judgment. The Company filed its motion for preliminary injunction. All motions were argued on August 11, 2000 in conjunction with arguments on the merits of the case. In its decision rendered September 17, 2001, the Court dismissed the Company's action, stating that the Court lacked subject-matter jurisdiction over the Company's claims.

On March 13, 2000, the Company was served with a complaint filed against it and Dr. Michael C.J. Cowpland by plaintiffs Anthony Basilio and Fred Spagnola in the United States District Court for the Eastern District of Pennsylvania. The complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The complaint alleges that the defendants violated various provisions of the federal securities laws, including Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by misrepresenting or failing to disclose material information about the Company's financial condition. The complaint seeks an unspecified amount of money damages. On March 29, 2000, the Company was served with a second complaint filed against the same named defendants by plaintiff Alan Treski in the United States District Court for the Eastern District of Pennsylvania. This second complaint references an identical Class Period as the Basilio complaint referenced above and contains similar allegations. After service of the Basilio and Treski complaints, the Company became aware of four additional complaints filed in the same jurisdiction and one complaint filed in the District of Massachusetts that reference an identical Class Period and contain similar allegations. At the scheduling conference on June 14, 2000, the court appointed Fred Spagnola, Michael Perron and David Chavez as Lead Plaintiffs, and the law firms of Weinstein, Kitchenoff Scarlato & Goldman Ltd. and Savett Frutkin Podell & Ryan, P.C. as Co-Lead Counsel. The Court has consolidated all pending cases in the Eastern District of Pennsylvania. An Amended Consolidated Complaint was served on or about August 14, 2000. The Amended Consolidated Complaint references an expanded class period, from December 7, 1999 to March 20, 2000 (inclusive). The Company filed a Motion to Dismiss the Consolidated Class Action Complaint on the grounds of Forum Non Conveniens and Failure to State a Claim, on October 16, 2000, to which the plaintiffs filed an answer. On May 31, 2001, Judge Brody denied the Company's motion to dismiss on both grounds. On or about July 6, 2001 Corel and co-defendant Cowpland filed their answers to the amended complaint, denying all liability to plaintiffs and asserting various affirmative defenses. The plaintiffs have moved for class certification. Discovery requests have been served by both sides and Corel has commenced depositions of class representative plaintiffs.

Corel is a party to a number of additional claims arising in the ordinary course of business relating to employment, intellectual property and other matters. Based on its review of the individual matters, Corel believes that such claims, individually, will not have a material adverse effect on its business, financial position or results of operations but, in the aggregate, may have a material adverse effect on its business, financial position or results of operations. Such possible effect cannot be reasonably estimated at this time.

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q

None.

b) Reports on Form 8-K

On August 17, 2001, the Company filed a Current Report on Form 8-K which included information under Item 5 (Other Events).

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COREL CORPORATION

(Registrant)

Date: October 15, 2001 By: /s/ John Blaine

John Blaine

Chief Financial Officer, Executive Vice President Finance and Treasurer

(Principal Financial and Accounting Officer)