Form 10-Q
period 2002-02-28
COREL CORP
filed 2002-04-15
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

As of April 15, 2002, the registrant had 91,795,249 Common Shares outstanding.

COREL CORPORATION FORM 10-Q
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial statements

Consolidated Balance Sheets as of February 28, 2002 and November 30, 2001

Consolidated Statements of Operations and Deficit for the Three Months Ended February 28, 2002 and 2001

Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Liquidity and Capital Resources

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PART II. Other Information

Item 1. Legal Proceedings

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of US$)

(unaudited)

	February 28,	November 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 72,393	$ 24,924
Restricted cash	19,360	19,367
Short-term investments	22,930	78,076
Accounts receivable
Trade	19,450	18,689
Other	493	1,272
Inventory	671	799
Prepaid expenses	2,766	1,779
Total current assets	138,063	144,906
Investments	9,664	9,886
Deferred financing charges	175	250
Capital assets	39,473	43,123
Goodwill	37,577	37,534
Other non-current assets	2,028
Total assets	$ 226,980	$ 235,699

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 22,630	$ 27,862
Participation rights obligation	16,338	16,338
Income taxes payable	4,680	4,749
Deferred revenue	10,145	10,160
Total current liabilities	53,793	59,109
Future income tax liability	4,648	4,967
Total liabilities	58,441	64,076

Shareholders' equity
Share capital
Issued and outstanding (000's):	$ 388,257	$ 388,193
Common shares
80,709 (80,709 on November 30, 2001)
Series A preferred shares
24,000 (24,000 on November 30, 2001)
Contributed surplus	4,990	4,990
Deficit	(224,708)	(221,560)
Total shareholders' equity	168,539	171,623
Total liabilities and shareholders' equity	$ 226,980	$ 235,699

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT

(in thousands of US$, except per share data)

(unaudited)

	Three months ended
	February 28,	February 28,
	2002	2001
Sales	$ 31,214	$ 32,537
Cost of sales	5,837	6,242
Gross profit	25,377	26,295
Expenses
Advertising	4,420	5,417
Selling, general and administrative	15,763	14,863
Research and development	7,137	5,685
Depreciation and amortization	1,377	1,462
Gain (loss) on foreign exchange	157	(111)
	28,854	27,316
Loss from operations	(3,477)	(1,021)
Loss on write down of investment	(18)
Interest income	488	1,753
Income (loss) before the undernoted	(3,007)	732
Income tax recovery (expense)	63	(198)
Share of loss of equity investments	(204)
Net income (loss)	(3,148)	534

Deficit beginning of period	(221,560)	(214,236)
Deficit end of period	$ (224,708)	$ (213,702)

Income (loss) per share:
Net income (loss)
Basic	$ (0.04)	$ 0.01
Diluted	$ (0.04)	$ 0.01
Weighted average number of common shares (000's)
Basic	80,709	73,657
Diluted	80,709	97,757

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US$)

(unaudited)

	Three months ended
	February 28,	February 28,
	2002	2001
Operating activities:
Net income (loss)	$ (3,148)	$ 534
Items which do not involve cash or cash equivalents:
Depreciation	1,377	1,413
Amortization	3,379	2,760
Bad debt expense	52	1,213
Gain on disposal of assets		(214)
Loss on write down of investments	18
Future income tax	(319)
Share of loss in equity investments	204
Changes in operating assets and liabilities
Restricted cash	7	224
Accounts receivable	(34)	6,059
Inventory	128	895
Prepaid Expenses	(987)	(501)
Accounts payable and accrued liabilities	(5,232)	(4,267)
Income tax payable	(69)	(240)
Deferred revenue	(15)	(1,187)
Net cash provided by (used in) operating activities	(4,639)	6,689
Financing activities:
Issuance of common shares	64	97
Reduction of Novell obligations		(5,000)
Net cash provided by (used in) financing activities	64	(4,903)
Investing activities:
Purchase of investments and other non-current assets	(2,071)	(722)
Purchase of capital assets	(1,031)	(4,763)
Redemption of short-term investments	55,146
Proceeds on disposal of assets		725
Net cash provided by (used in) investing activities	52,044	(4,760)
Increase (decrease) in cash and cash equivalents	47,469	(2,974)
Cash and cash equivalents at beginning of period	24,924	127,430
Cash and cash equivalents at end of period	$ 72,393	$ 124,456

Supplementary cash information:
Cash paid (refund received) for income taxes	$ 890	$ (428)

(See accompanying notes)

COREL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2002

(unaudited)

1. Summary of significant accounting policies

All dollar amounts included herein are expressed in thousands of US$ unless otherwise noted. Certain per share information is expressed in units of US$ unless otherwise noted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("US GAAP") in all material respects except as disclosed in Note 5. In management's opinion, all adjustments necessary for fair presentation are reflected in the financial statements. All adjustments made are normal and recurring in nature. Corel Corporation has followed the same accounting policies and methods of application as in the most recent audited financial statements except as stated here within.

Goodwill and Other Intangible Assets

The company is accounting for the goodwill associated with the October 30, 2001 acquisition of Micrografx, Inc. in accordance with Canadian Institute of Chartered Accountants (CICA) 3062 - "Goodwill and Other Intangible Assets" ("CICA 3062") which requires the value of goodwill and intangible assets that result from business combinations subsequent to June 30, 2001 to be valued on an annual basis. If the amount recorded for goodwill or intangible assets is less than the current value, an impairment of the asset is recorded for the difference.

2. Earnings per share

The calculation of earnings per share is based on the weighted daily average number of shares outstanding during the period. The calculation of diluted earnings per share assumes that all outstanding options, warrants and convertible preferred shares have been exercised at the later of the beginning of the fiscal period or the option, warrant, or convertible preferred share issuance date. As the impacts of the exercise of options and conversion of preferred shares are anti-dilutive in the first quarter of 2002, outstanding options, warrants and preferred shares have been excluded from the calculation of diluted earnings per share.

	Three months ended February 28,
	2002	2001
Basic:
Weighted average common shares outstanding	80,709	73,657
Net income (loss)	$ (3,148)	$ 534
Per share amount	$ (0.04)	$ 0.01

Diluted:
Weighted average common shares outstanding	80,709	73,657
Net effect of dilutive stock options		100
Net effect of convertible preferred shares		24,000
Total	80,709	97,757
Net income	$ (3,148)	$ 534
Earnings per share	$ (0.04)	$ 0.01

3. Segmented information

The Company has only one global operating segment. The Company sells its products worldwide from four geographic regions. A summary of sales by product, sales channel, region and major customer from consolidated operations is as follows:

Three months ended February 28,

	2002	2001
By product
Creative Products	$ 16,321	$ 20,812
Business Applications	11,855	11,562
Other	3,038	163
	$ 31,214	$ 32,537

By sales channel
Retail packaged products	$ 16,496	$ 17,208
OEM licenses	2,021	4,045
Corporate licenses	12,697	11,284
	$ 31,214	$ 32,537

By region
Canada	$ 1,783	$ 1,846
U.S.A.	15,280	15,963
Europe, Middle East, Africa	10,712	10,202
Other	3,439	4,526
	$ 31,214	$ 32,537

By major customer
Ingram Micro Inc.	$ 6,451	$ 10,531
All others	24,763	22,186
	$ 31,214	$ 32,537

4. Subsequent event

On March 15, 2002, the Company completed the acquisition of all the issued and outstanding stock of Softquad Software Ltd. ("Softquad"), a developer of XML-enabling technologies and commerce solutions for e-Business. At the effective time of the acquisition, each common share, or equivalent, of SoftQuad was exchanged for .519 of a Corel common share. The total consideration paid by the Company in connection with the acquisition was approximately $16,600,000 consisting of approximately 11,100,000 common shares. The $1.5 million bridge loan that Corel provided to SoftQuad will be included in the purchase price allocation. None of Softquad's operations are reflected in Corel's statement of operations for the 3 months ended February 28, 2002.

5. Significant differences between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. There were no differences in reported cash flows for the periods presented. Significant differences between Canadian GAAP and US GAAP are reflected in the Balance Sheets and statements of operations set forth below:

Balance Sheet in accordance with US GAAP		As at
		February 28,	November 30,
	Notes	2002	2001
Assets
Current assets		$ 138,063	$ 144,906
Investments	(B)	9,664	10,310
Other non-current assets		2,203	250
Capital assets	(A)	35,162	38,812
Goodwill	(A)	35,939	35,896
Total assets		$ 221,031	$ 230,174

Liabilities
Current liabilities		$ 49,113	$ 54,360
Income taxes payable	(B)	4,680	4,842
Future income tax liabilities	(A)	3,010	3,329
Total liabilities		56,803	62,531
Shareholders' equity	(A)	164,228	167,312
Other comprehensive income	(B)		331
Total liabilities and shareholders' equity		$ 221,031	$ 230,174

Statement of Operations information		Quarter ended February 28,
	Notes	2002	2001
Net income (loss) in accordance with Canadian GAAP		$ (3,148)	$ 534
Adjustments to reconcile to US GAAP:
Net income (loss) in accordance with US GAAP		$ (3,148)	$ 534

Comprehensive income	©)
Net income (loss) in accordance with US GAAP		$ (3,148)	$ 534
Unrealized holding gains (losses) on available for sale securities	(B)	(424)	634
Related income tax	(B)	93	(139)
Comprehensive income (loss)		$ (3,479)	$ 1,029

Income (loss) per share
Basic		$(0.04)	$0.01
Diluted		$(0.04)	$0.01

A. In-process research and development

Associated with the allocation of the purchase price of the acquisition of Micrografx is $4.3 million for in-process research and development which, for US GAAP purposes, is to be expensed in the year of acquisition if the related technology has not reached technological feasibility and does not have an alternative future use This adjustment results in a $4.3 million reduction of capital assets and increase in the reported net loss for the quarter ending November 30, 2001. This adjustment reduces the book value of the assets acquired and, in turn, the related tax difference on those assets resulting in a reduction of $1.6 million to the future tax liability and goodwill.

B. Available for sale securities

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires available-for-sale securities to be marked to market with unrealized holding gains or losses being accounted for in other comprehensive income. Accordingly, the reported carrying value of investments would not have changed at February 28, 2002 and would have decreased by $0.4 million at November 30, 2001. In addition, income taxes payable would not have changed at February 28, 2002 and decreased by $0.1 million at November 30, 2001.

C. Comprehensive income

Other comprehensive income includes items that cause changes in shareholders' equity but are not related to share capital or net earnings which, for the Company, comprises only unrealized holding gains on available-for-sale securities.

Accounting for stock-based compensation

In accordance with Financial Accounting Standards Board ("FASB") interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25 ("FIN 44"), the repricing of options that occurred on November 16, 2000 to CDN $5.70 or US $3.63 has resulted in variable plan accounting for the re-priced options. The options were repriced to the market value of the underlying common shares at the time of repricing. At February 28, 2002, 1,544,500 options had been tendered for repricing to CDN $5.70 while 186,000 options had been tendered for repricing to US $3.63. Future periods may reflect compensation charges or credits depending on the fair market price of the underlying shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

Corel develops, manufactures, licenses, sells and supports a wide range of software solutions for home and small business users, creative professionals and enterprise customers. Corel's software is available for use on most industry computers, including those produced by International Business Machines Corporation ("IBM"), Apple Computer, Inc., and Linux systems. The Company plans to leverage its technology assets and experience to enhance its relationships with existing customers, as well as target new customers in emerging markets created by the expansion of the Web and the increasing demand for graphics-rich visual communication. Corel also plans to develop applications for Microsoft Corporation's ("Microsoft") .NET platform as part of its commitment to offer customers flexible services and solutions.

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

Revenue

The 4% decrease in revenues for the quarter ended February 28, 2002 from the quarter ended February 28, 2001 can be attributed to the Company's flagship product, CorelDRAW 10 , being released prior to the first quarter of 2001, whereas no new products were released in the first quarter of 2002. The $4.3 million decline in Creative Product revenue was offset by revenues from new product lines which were acquired with Micrografx Inc.

Revenues have maintained a relatively consistent level as a result of the Company's product offerings remaining consistent with previous quarters. Significant overall revenue growth is not expected before the fourth quarter of fiscal 2002 as new products are developed from technology acquired with Micrografx, Inc. and SoftQuad Software Ltd.

Revenue by Product Group

Creative Products revenue declined by 21.6% for the quarter ended February 28, 2002 from the quarter ended February 28, 2001. This can be attributed to no new product releases in the first quarter of 2002 whereas the Company's flagship product, CorelDRAW 10, was released just prior to the first quarter of 2001.

Business Applications revenue increased marginally by 2.5% for the quarter ended February 28, 2002 when compared to the quarter ended February 28, 2001 due to increased corporate licence sales of WordPerfect Office 2002.

Other revenues in the first quarter of 2002 relate primarily to revenues with products obtained from the purchase of Micrografx.

Revenue by sales channels

Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences.

Sales from retail packaged products declined marginally by 4% in the quarter ended February 28, 2002 from the quarter ended February 28, 2001 mainly due to no new products being released in the quarter.

OEM sales decreased 50% for the first quarter of 2002 from the first quarter of 2001. This decline can be attributed to the general decline in royalties that OEM customers are willing to pay for licences, and no new products being released in the quarter.

Corporate licenses increased 13% in the first quarter of 2002 from the first quarter of 2001. This is a result of the Company's growth strategy, which focuses on the corporate community.

Under this strategy, the Company expects to increase the number of direct sales made to corporate customers in fiscal 2002. Although the Company anticipates growth within the retail channel, new product lines will not be as heavily reliant on this channel as previous product lines due to exponential growth in the corporate enterprise market. Consequently, the Company's channel mix is expected to continually shift from retail to corporate/direct sales during the remainder of the year.

Revenue by region

Revenue in North America declined 4% in the first quarter of 2002 from the first quarter of 2001. This can be attributed to no new product releases during the quarter.

Revenues in Europe, Middle East, and Africa increased by 5% for the quarter ended February 28, 2002 from the quarter ended February 28, 2001. This can be attributed to the restructuring of the Company which occurred in October, 2001 to focus more attention on the European markets.

Corel's products are sold primarily in US dollars in all regions other than Europe where the Euro is the predominant currency. The relative weakness of the Euro to the U.S. Dollar in the first quarter of 2002 reduced revenues slightly.

Cost of sales and gross profit

Cost of sales declined 6% during the quarter ended February 28, 2002 as compared to the quarter ended February 28, 2001. The decline is primarily due to the increase in corporate licence sales, which requires marginal assembly or manufacturing costs. This cost savings was offset by the amortization of the additional software which was acquired with Micrografx, Inc.

As the Company continues its focus on the corporate community, it is anticipated that the costs associated with assembly and manufacturing will continue to decline, but will be offset by the increased amortization from software purchased on acquisition of both Micrografx, Inc. and Softquad Software, Ltd. The net effect is expected to be a marginal improvement to the gross margin percentage.

Advertising Expenses

Advertising expenses declined 18% for the first quarter of 2002 from the first quarter of 2001. This can be directly attributed to no new product releases during the first quarter of 2002, whereas in the first quarter of 2001, the Company was heavily promoting the new release of the flagship product in Corel Draw 10.

As the Company continues to rebrand itself and its products, advertising expenses are expected to increase significantly for the remainder of fiscal 2002.

Selling, general and administrative expenses

Selling, general and administrative expense increased by 6% during the quarter ended February 28, 2002 compared to the quarter ended February 28, 2001. This can be attributed to the additional employees retained associated with the acquisition of Micrografx Inc. on October 30, 2001, and initial integration costs associated with the acquisition of Softquad Software, Ltd. subsequent to the quarter end.

It is anticipated that following the closing of the acquisition of Softquad Software, Ltd. in March, 2002, selling, general, and administrative costs will increase marginally for the remainder of fiscal 2002 as the Company continues to reposition itself as outlined in its corporate strategy.

Research and development expenses

Research and development costs increased 26% for the quarter ended February 28, 2002 from the quarter ended February 28, 2001. This increase can be attributed to the larger research and development team resulting from the Micrografx, Inc. acquisition.

With the subsequent closing of the acquisition of Softquad Software, Ltd., the Company anticipates an additional increase in the research and development costs for the remainder of fiscal 2002.

Depreciation and amortization expenses

Depreciation and amortization declined by 6% from the first quarter of 2001 due to some assets being fully amortized by the end of the year. Due to tighter controls on spending, asset additions during the first quarter of fiscal 2002 did not increase at the same rate as assets which were fully amortized during fiscal 2001.

No significant changes in depreciation and amortization are expected for the remainder of fiscal 2002.

Interest income

Interest income declined 72% for the quarter ended February 28, 2002 from the quarter ended February 28, 2001. This can be attributed to a significant decline in interest rates from approximately 5.6% in the first quarter of 2001 to approximately 1.8% in the first quarter of 2002. In addition, there was a decline in cash invested as a result of additional costs related to the acquisition of Micrografx, Inc.

Interest income may fluctuate depending on interest rate yields achieved throughout the remainder of fiscal 2002.

Income taxes

Income tax expense declined by 132% as a result of a reduction of the future income tax liability related to the purchase of Micrografx, Inc.

Liquidity and capital resources

As of February 28, 2002, Corel's principal sources of liquidity included cash and cash equivalents and short-term investments of approximately $114.7 million, and trade accounts receivable of $19.5 million. As of February 28, 2002, $19.4 million of cash was restricted in use as it was held as security against certain corporate financial obligations, including $16.3 million held in trust as a requirement for the participation rights issued in the acquisition of Micrografx, Inc.

Cash used in operations was $4.6 million for the first quarter of fiscal 2002 compared to cash provided by operations of $6.7 million for the first quarter of 2001. The decrease was primarily due to additional spending on research and development, and additional costs associated with the acquisition of Micrografx, Inc.

Trade accounts receivable, net of provisions increased from the November 30, 2001 balance of $18.7 million to $19.5 million. The increase was partly a result of the increased corporate licence sales during the quarter.

Accounts payable and accrued liabilities decreased from $27.9 million at November 30, 2001 to $22.6 million at February 28, 2002 mainly due to payment of many previously accrued liabilities, including those that were assumed on the acquisition of Micrografx, Inc.

Financing activities provided $0.1 million in the first quarter of 2002 compared to cash used in financing activities of $4.9 million in the first quarter of 2001. The source of cash in the first quarter of fiscal 2002 through financing activities was the issuance of shares. The use of cash in the first quarter ending fiscal 2002 can be attributed to repayment of the Novell obligations of $5 million.

Cash provided from investing activities was $52.0 million in the first quarter of 2002 compared to cash used in investing activities of $4.8 million in the first quarter of 2001. The primary source of cash was the redemption of short-term investments, which provided $55.1 million. The main use of cash for investing activities during the quarter was for costs associated with the acquisition of Softquad Software, Ltd. of $2.0 million, as well as for expenditures for capital assets of $1.0 million.

On September 19, 2000, the Company announced it had entered into a share purchase agreement with an institutional investor. Subject to the terms and conditions of this agreement, the Company may issue and sell to the investor up to 14,690,000 shares in periodic draw-down periods over 24 months, if all warrants are exercised. The Company had not issued any shares under this agreement as of February 28, 2002.

The Company currently has $72.4 million of cash and cash equivalents and $22.9 million of short-term investments which are highly liquid. The Company believes this along with future cash flow from operations will provide sufficient liquidity for the near term. Cash provided from operations is expected to decrease and perhaps continue to be negative over the next two to three quarters as the Company builds its two new brands (procreate and DEEPWHITE) and develops new product lines from technology acquired from Micrografx Inc. and SoftQuad Software Ltd. The Company believes available balances of cash and cash equivalents and short-term investments are sufficient to meet its working capital requirements for the foreseeable future.

The Company will incur costs associated with the acquisition in the quarter ending May 31, 2002. Although the Company's management is still in the process of evaluating the nature, scope, and extent of the restructuring, it currently estimates that the related charges will be in the range of $2,000,000 to $3,500,000 in the aggregate.

Future Payments

Commitments under lease and sponsorship contract obligations as of February 28, 2002 were as follows:

Fiscal year	Operating leases	Sponsorship contracts	Total
2002	3,034	640	3,674
2003	3,361	874	4,235
2004	3,320	900	4,220
2005	3,115	927	4,042
2006	2,544	955	3,499
2007 and thereafter	27,955	10,575	38,530
	$ 43,329	$ 14,871	$ 58,200

Potential Fluctuations in Quarterly Results

The Company has experienced, and expects to continue to experience, significant fluctuations in its quarterly operating results due to the following factors: market acceptance of new and enhanced products, timing and shipment of significant orders, mix of products sold, exchange rate fluctuations, length of revenue cycles and cycles in the markets the Company serves. In addition, the Company's net revenue and operating results for a future quarter will depend on generating and shipping orders in the same quarter that the order is received. The failure to receive anticipated orders or delays in shipments near the end of a quarter, due to rescheduling, cancellations or unexpected manufacturing difficulties, may cause net revenue in a particular quarter to fall significantly below expectations. This could adversely affect the Company's operating results for such quarter.

Being first to market with new products is critical to revenue growth. As the Company and its competitors develop new products, demand for the Company's current and future products will fluctuate. If demand for the Company's products were to decline significantly, revenue would decline and cost of sales would increase as a result of obsolete inventory and accelerated amortization of capitalized licences.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The preparation of these financial statements requires Corel to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Corel evaluates its estimates including those related to product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. Corel bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Corel believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements:

  Revenue recognition

The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants ("AICPA"), SOP 98-9, "Modification of 97-2, Software Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission ("SEC").

The Company records product revenue from packaged software and license fees to when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable.

Revenue is net of a provision for product returns. In computing this provision, management uses estimates and professional judgement. These estimates are based on information on channel inventory and current run rates. Consequently, actual return rates could vary materially from management's estimates. An increase in the return rate could result from changes in consumer demand. Should this variance occur, revenues could fluctuate significantly. Variances from estimated return rates and actual return rates are adjusted for quarterly.

At the time of contract signing, the Company assesses whether the fee associated with the revenue transactions is fixed and determinable based on the payment terms associated with the transaction. The Company considers the fee to be fixed and determinable if it is due within our normal payment terms, which are generally 30 to 90 days from invoice date.

The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from our customers. If it is determined that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

The Company uses binding purchase orders and signed license agreements as evidence of an arrangement. The Company's arrangements do not include acceptance clauses.

The Company reviews its accounts receivable and evaluates the adequacy of its allowance for doubtful accounts. Specific items that are analyzed include historical bad debts, changes in customer payments, and current economic trends.

  Income taxes

The Company has a net future tax asset, the principal components of which are book and tax differences on assets and net operating loss carryforwards. The Company believes sufficient uncertainty exists regarding the realizability of these net future tax assets such that a valuation allowance has been taken on the entire amount. Assumptions regarding the realizability of these net future tax assets are revisited at each balance sheet date. Any changes in the Company's overall operating environment and financial performance could result in adjustments to the valuation allowance.

  Goodwill

The Company assesses the impairment of identifiable intangible assets, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future adverse changes in the market conditions or poor operating results of the underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby, possibly requiring an impairment charge in the future.

.

New Accounting Pronouncements

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

At February 28, 2002, interest rates on the Company's investments ranged from 1.75% to 2.01% per annum (average rate approximately 1.85% per annum) with all investments maturing by the end of June 2002. The Company's cash, cash equivalents and short-term investments are denominated predominantly in US dollars.

The table below presents principal amounts and related weighted average interest related by date of maturity for Corel's interest bearing investment portfolio. Weighted average interest rates include the after-tax yield on a debt security of a major Canadian corporation

		Weighted average	Fair value at
	Maturity balance	after-tax yield	February 28, 2002
Cash equivalents	$ 3,000	0.50%	$ 3,038
Commercial Paper	84,303	1.34%	84,484
Total investment portfolio	$ 87,303	1.31%	$ 87,522

Foreign currency risk

Corel conducts business worldwide. Revenues and expenses are generated primarily in US dollars, but the Company does operate in foreign currencies, primarily in Canada and Europe and, to a lesser extent, in Australia, Latin America, Japan and other Asian countries. As the Company's business expands, its exposure to foreign currency risk will increase. Corel continues to monitor its foreign currency exposure to minimize the impact on its business operations. Corel has mitigated, and expects to continue to mitigate, a portion of its currency exposure through decentralized sales, marketing and support operations in which most costs are local currency based. As of February 28, 2002, Corel had no foreign currency hedges outstanding.

PART II. OTHER INFORMATION

Item 1. Legal and Government Proceedings

On March 13, 2000, the Company was served with a complaint filed against it and Dr. Michael C.J. Cowpland by plaintiffs Anthony Basilio and Fred Spagnola in the United States District Court for the Eastern District of Pennsylvania. The Complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The Complaint alleges that the defendants violated various provisions of U.S. federal securities laws, including Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by misrepresenting or failing to disclose material information about the Company's financial condition. The Complaint seeks an unspecified amount of money damages. Numerous other complaints were filed thereafter, each making similar allegations and referencing the same Class Period as the initial claims. The Court appointed Fred Spagnola, Michael Perron and David Chavez as Lead Plaintiffs, and the law firms of Weinstein, Kitchenoff Scarlato & Goldman Ltd., and Savett Frutkin Podell & Ryan, P.C. as Co-Lead Counsel. The Court has consolidated all pending cases in the Eastern District of Pennsylvania. An Amended Consolidated Complaint was served on or about August 14, 2000, which claims an expanded Class Period, from December 7, 1999 to March 20, 2000 (inclusive), and contains several new allegations. On or about July 6, 2001, the Company and co-defendant Cowpland filed their answers to the amended Complaint, denying all liability to Plaintiffs and asserting various affirmative defenses. By order dated February 1, 2002, the Court granted Plaintiffs' motion for class certification, but withheld judgement until a later date as to whether the Class Period could be expanded to March 20, 2000 from the initial Class Period claimed. That decision is still pending.

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

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are filed as part of this Quarterly Report on Form 10Q

3.1 Certificate and Articles of Incorporaton (1)

3.2 By-law No. 7 (2)

3.3 Certificate and Articles of Amalgamation of Corel Corporation and Corel Computer Corp. (1)

3.4 Amendment to Articles of Incorporation (2)

10.1 Corel Corporation Stock Option Plan 2000, as amended February 12, 2002 (2)

10.2 Form of Employment Agreement between the Company and each of John Blaine, Graham Brown, Steven Houck, Gary Klembara, Ian Legrow, Ed Maddock, Annette McLeave, Stephen Quesnelle, Rene Schmidt, and Bruce Sharpe (2)

(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-50886 and incorporated herein by reference

(2) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COREL CORPORATION

(Registrant)

Date: April 15, 2002 By: /s/ John Blaine

John Blaine

Chief Financial Officer, Executive Vice President Finance and Treasurer

(Principal Financial and Accounting Officer)