Form 10-Q
period 2002-05-31
COREL CORP
filed 2002-07-15
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

As of July 15, 2002, the registrant had 91,795,249 Common Shares outstanding.

COREL CORPORATION FORM 10-Q
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial statements

Consolidated Balance Sheets as of May 31, 2002 and November 30, 2001

Consolidated Statements of Operations and Deficit for the Three and Six Months Ended May 31, 2002 and 2001

Consolidated Statements of Cash Flows for the Six Months Ended May 31, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Liquidity and Capital Resources

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PART II. Other Information

Item 1. Legal Proceedings

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of US$)

(unaudited)

	May 31,	November 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$ 46,233	$ 24,924
Restricted cash	19,362	19,367
Short-term investments	39,737	78,076
Accounts receivable
Trade	23,805	18,689
Other	314	1,272
Inventory	569	799
Prepaid expenses	4,078	1,779
Total current assets	134,098	144,906
Investments	9,229	9,886
Deferred financing charges	100	250
Capital assets	50,420	43,123
Goodwill	50,508	37,534
Total assets	$ 244,355	$ 235,699

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 23,229	$ 27,862
Participation rights obligation	16,338	16,338
Income taxes payable	4,539	4,749
Deferred revenue	10,857	10,160
Total current liabilities	54,963	59,109
Future income tax liabilities	10,358	4,967
Total liabilities	65,321	64,076

Shareholders' equity
Share capital
Issued and outstanding (000's):	$ 405,091	$ 388,193
Common shares
91,781 (80,709 on November 30, 2001)
Series A preferred shares
24,000 (24,000 on November 30, 2001)
Contributed surplus	4,990	4,990
Deficit	(231,047)	(221,560)
Total shareholders' equity	179,034	171,623
Total liabilities and shareholders' equity	$ 244,355	$ 235,699

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT

(in thousands of US$, except per share data)

(unaudited)

	Three months ended		Six months ended
	May 31,		May 31,
	2002	2001	2002	2001
Sales	$ 30,762	$ 36,013	$61,976	$68,550
Cost of sales	5,677	6,908	11,514	13,150
Gross profit	25,085	29,105	50,462	55,400
Expenses
Advertising	4,474	4,338	8,894	9,755
Selling, general and administrative	17,791	15,822	33,554	30,685
Research and development	7,572	5,733	14,709	11,418
Depreciation and amortization	1,538	1,143	2,915	2,605
Loss (gain) on foreign exchange	(239)	857	(82)	746
	31,136	27,893	59,990	55,209
Income (loss) from operations	(6,051)	1,212	(9,528)	191
Loss on investment	(119)		(137)
Interest income	412	1,488	900	3,241
Income (loss) before income taxes	(5,758)	2,700	(8,765)	3,432
Income tax expense	(265)	(56)	(202)	(254)
Share of loss in equity investment . .. . . . . . . . . . . . . . .	(316)	(318)	(520)	(318)
Net Income (loss)	$(6,339)	$2,326	$(9,487)	$2,860

Deficit beginning of period . . . . . . . . . . . . . . . .. . . . . . .	(224,708)	(213,702)	(221,560)	(214,236)
Deficit end of period . . . . . . . . .. . . . . . . . . . . . . . . . . .	$ (231,047)	$ (211,376)	$ (231,047)	$ (211,376)

Earnings (loss) per share:
Net loss
Basic	$(0.07)	$ 0.03	$(0.11)	$ 0.04
Diluted	$(0.07)	$ 0.02	$(0.11)	$ 0.03
Average number of Common Shares outstanding (000s)
Basic	90,117	73,719	85,465	73,688
Diluted	90,117	97,762	85,465	97,769

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US$)

(unaudited)

	Six months ended
	May 31,	May 31,
	2002	2001
Operating activities:
Net income (loss)	$ (9,487)	$ 2,860
Items which do not involve cash or cash equivalents:
Depreciation	2,916	2,605
Amortization	6,824	5,665
Bad debt expense	52	2,708
Gain on disposal of assets		(306)
Loss on write down of investments	137
Future income tax	(566)	139
Share of loss in equity investments	520	319
Changes in operating assets and liabilities
Restricted cash	5	249
Accounts receivable	(3,262)	5,515
Inventory	230	2,145
Prepaid Expenses	(2,290)	352
Accounts payable and accrued liabilities	(8,161)	(4,091)
Income tax payable	(210)	(801)
Deferred revenue	697	(3,340)
Net cash provided by (used in) operating activities	(12,595)	14,019
Financing activities:
Issuance of common shares	64	134
Reduction of Novell obligations		(10,000)
Net cash provided by (used in) financing activities	64	(9,866)
Investing activities:
Purchase of investments		(722)
Sale (purchase) of marketable securities	38,400	(20,480)
Purchase of capital assets	(1,412)	(5,415)
Costs related to the acquisition of Micrografx Inc.	(543)
Acquisition of Softquad Software Inc., net of cash acquired	(2,605)
Proceeds on disposal of assets		818
Net cash provided by (used in) investing activities	33,840	(25,799)
Increase (decrease) in cash and cash equivalents	21,309	(21,646)
Cash and cash equivalents at beginning of period	24,924	127,430
Cash and cash equivalents at end of period	$ 46,233	$ 105,784

Supplementary cash information:
Cash paid (refund received) for income taxes	$ 919	$ (294)

(See accompanying notes)

COREL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

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

Goodwill and Other Intangible Assets

The company is accounting for the goodwill associated with the October 30, 2001 acquisition of Micrografx, Inc. and the March 15, 2002 acquisition of Softquad Software Ltd. in accordance with Canadian Institute of Chartered Accountants (CICA) 3062 - "Goodwill and Other Intangible Assets" ("CICA 3062") which requires the value of goodwill and intangible assets that result from business combinations subsequent to June 30, 2001 to be valued on an annual basis. If the amount recorded for goodwill or intangible assets is less than the current value, an impairment of the asset is recorded on November 30, 2002 for the difference. If at any point during the year, certain events result in a material impact, a write-down may be required at that point in time.

2. Earnings per share

The calculation of earnings per share is based on the weighted average number of shares outstanding during the period. The calculation of diluted earnings per share assumes that all outstanding options, warrants and convertible preferred shares have been exercised at the later of the beginning of the fiscal period or the option, warrant, or convertible preferred share issuance date. As the impacts of the exercise of options and conversion of preferred shares are anti-dilutive in the first six months of 2002, 33,000 outstanding options, 535,000 warrants and 24,000,000 preferred shares have been excluded from the calculation of diluted earnings per share.

	Three months ended May 31,		Six months ended May 31,
	2002	2001	2002	2001
Basic:
Weighted average common shares outstanding	90,117	73,719	85,465	73,688
Net income (loss)	$ (6,339)	$ 2,326	$ (9,487)	$ 2,860
Per share amount	$ (0.07)	$ 0.03	$ (0.11)	$ 0.04

Diluted:
Weighted average common shares outstanding	90,117	73,719	85,465	73,688
Net effect of dilutive stock options		43		1,029
Net effect of convertible preferred shares		24,000		24,000
Total	90,117	97,762	85,465	98,717
Net income	$ (6,339)	$ 2,326	$ (9,487)	$ 2,860
Earnings per share	$ (0.07)	$ 0.02	$ (0.11)	$ 0.03

3. Segmented information

The Company has only one global operating segment. The Company sells its products worldwide from four geographic regions. A summary of sales by product, sales channel, region and major customer from consolidated operations is as follows:

	Three months ended May 31,		Six months ended May 31,
	2002	2001	2002	2001
By product
Creative Products	$ 15,998	$ 13,940	$ 32,319	$ 34,752
Business Applications	11,232	21,929	23,088	33,491
Other	3,532	144	6,569	307
	$ 30,762	$ 36,013	$ 61,976	$ 68,550

By sales channel
Retail packaged products	$ 17,183	$ 22,499	$ 33,679	$ 39,707
OEM licenses	2,136	2,872	4,157	6,917
Corporate licenses	11,443	10,642	24,140	21,926
	$ 30,762	$ 36,013	$ 61,976	$ 68,550

By region
Canada	$ 2,371	$ 2,834	$ 4,154	$ 4,680
U.S.A.	16,091	21,928	31,509	37,891
Europe, Middle East, Africa	10,237	7,179	20,949	17,381
Other	2,063	4,072	5,364	8,598
	$ 30,762	$ 36,013	$ 61,976	$ 68,550

By major customer
Ingram Micro Inc.	$ 7,797	$ 13,648	$ 14,248	$ 23,999
All others	22,965	22,365	47,728	44,551
	$ 30,762	$ 36,013	$ 61,976	$ 68,550

4. Acquisition of Softquad Software Ltd. ("Softquad")

On March 15, 2002, the Company completed the acquisition of all of the issued and outstanding stock of Softquad, a developer of XML-enabling technologies and commerce solutions for e-Business. The Company's consolidated statements of operations reflect the results of operations of Softquad from the date of acquisition.

The aggregate purchase price paid was approximately $18.1 million consisting of 11,071,833 shares of newly issued common shares of Corel at a value of $16.9 million. The components of the aggregate purchase price were as follows (in thousands)

Common shares	$ 16,897
Other costs of acquisition	1,226
Total purchase price	$ 18,123

Other costs of acquisition include professional fees and other costs directly related to the acquisition.

The Softquad acquisition has been accounted for in accordance with the purchase method of accounting. The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as follows:

Cash	$ 771
Other current assets	1,017
Core technology	4,456
Developed software	10,858
Property and equipment	161
Future tax liabilities	(5,957)
Bridge loan	(2,150)
Other liabilities	(3,528)
Net assets acquired	5,628
Total purchase price	18,123
Goodwill	$ 12,495

The estimates of fair value were determined by the Company's management based on information furnished by the management of Softquad and an independent valuation of developed software and in-process research and development products.

Goodwill will be re-evaluated during on an annual basis for impairment. All losses will be recorded against income in the year impairment is determined. Factors that contributed to goodwill include synergies to be achieved by combining Softquad technologies with the Company's technologies, access to certain distribution channels and customer lists, as well as additional workforce skill sets. If at any point during the year, certain events result in a material impact, a write-down of goodwill may be required at that point in time.

To determine the fair market value of the core technology and the developed software, the Company considered the three traditional approaches of value: the cost approach, the market approach and the income approach.

The independent valuator relied primarily on the income approach, under which fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses. The income approach focuses on the income-producing capability of the developed software and the core technology, and best represents the present value of the future economic benefits expected to be derived.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information gives effect to the acquisition of Softquad made by Corel as if the transactions occurred at the beginning of each of the six month periods ended May 31, 2002 and May 31, 2001

	Six months Ended
	May 31	May 31
	2002	2001

Sales	$ 63,903	$ 70,993
Cost of sales	13,073	16,216
Gross profit	50,830	54,777
Expenses	63,815	64,114
Operating loss	(12,985)	(9,337)
Interest and other income	1,802	3,398
Net loss	$ (11,183)	$ (5,939)

Weighted average number of common shares	91,781	84,759
Pro forma earnings per share	$ (0.12)	$ (0.07)

5. Significant differences between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. There were no differences in reported cash flows for the periods presented. Significant differences between Canadian GAAP and US GAAP are reflected in the Balance Sheets and Statements of Operations set forth below:

Balance Sheet in accordance with US GAAP		As at
		May 31	November
	Notes	2002	2001
Assets
Current assets		$ 134,098	$ 144,906
Investments	(B)	9,229	10,310
Other non-current assets		100	250
Capital assets	(A)	46,109	38,812
Goodwill	(A)	48,870	35,896
Total assets		$ 238,406	$ 230,174

Liabilities
Current liabilities		$ 50,424	$ 54,360
Income taxes payable	(B)	4,539	4,842
Future income tax liabilities	(A)	8,720	3,329
Total liabilities		63,683	62,531
Shareholders' equity	(A)	174,723	167,312
Other comprehensive income	(B)		331
Total liabilities and shareholders' equity		$ 238,406	$ 230,174

Statement of Operations in accordance with US GAAP		Three months ended May 31,		Six months ended May 31,
	Note	2002	2001	2002	2001
Net Income (loss) in accordance with Canadian GAAP		$ (6,339)	$ 2,326	$ (9,487)	$ 2,860

Net income (loss) in accordance with US GAAP		$ (6,339)	$ 2,326	$ (9,487)	$ 2,860

Comprehensive income
Net income (loss) in accordance with US GAAP		$ (6,339)	$ 2,326	$ (9,487)	$ 2,860
Unrealized holding gains (losses) on available for sale securities	(B)		1,144	(424)	761
Related income tax	(B)		(251)	93	(167)
Comprehensive income (loss)		$ (6,339)	$ 3,219	$ (9,818)	$ 3,454

Income (loss) per share
Basic		$ (0.07)	$ 0.04	$ (0.11)	$ 0.05
Diluted		$ (0.07)	$ 0.03	$ (0.11)	$ 0.04

A. In-process research and development

Associated with the allocation of the purchase price of the acquisition of Micrografx is $4.3 million for in-process research and development which, for US GAAP purposes, is to be expensed in the year of acquisition if the related technology has not reached technological feasibility and does not have an alternative future use This adjustment results in a $4.3 million reduction of capital assets and increase in the reported net loss for the quarter ending November 30, 2001. This adjustment reduces the book value of the assets acquired and, in turn, the related tax difference on those assets resulting in a reduction of $1.6 million to the future tax liability and goodwill. Under Canadian GAAP, the company has not yet commenced amortization of the in-process research and development.

B. Available for sale securities

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires available-for-sale securities to be marked to market with unrealized holding gains or losses being accounted for in other comprehensive income. Accordingly, the reported carrying value of investments would not have changed at May 31, 2002 and would have decreased by $0.4 million at November 30, 2001. In addition, income taxes payable would not have changed at May 31, 2002 and decreased by $0.1 million at November 30, 2001.

C. Comprehensive income

Other comprehensive income includes items that cause changes in shareholders' equity but are not related to share capital or net earnings which, for the Company, comprises only unrealized holding gains on available-for-sale securities and any related tax expense.

D. Accounting for stock-based compensation

In accordance with Financial Accounting Standards Board ("FASB") interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25 ("FIN 44"), the repricing of options that occurred on November 16, 2000 to CDN $5.70 or US $3.63 has resulted in variable plan accounting for the re-priced options. The options were repriced to the market value of the underlying common shares at the time of repricing. At May 31, 2002, 1,544,500 options had been tendered for repricing to CDN $5.70 while 186,000 options had been tendered for repricing to US $3.63. The market value of the Company's shares has never gone above the exercise price of the options since the repricing occurred, thus no expense has been recorded. For US GAAP reported results of operations, future periods may reflect compensation charges or credits depending on the fair market price of the underlying shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

Corel develops, manufactures, licenses, sells and supports a wide range of software solutions for home and small business users, creative professionals and enterprise customers. Corel's software is available for use on most industry computers, including those produced by International Business Machines Corporation ("IBM"), Apple Computer, Inc., and those using Linux operating systems. The Company plans to leverage its existing and recently acquired technology assets and experience to enhance its relationships with existing customers, as well as to target new customers in emerging markets created by the expansion of the Web and the increasing demand for graphics-rich visual communication. Corel also plans to develop applications for Microsoft Corporation's ("Microsoft") .NET platform as part of its commitment to offer customers flexible services and solutions.

On March 15, 2002, Corel acquired Softquad Software Ltd. ("Softquad"). Softquad is a developer of XML-enabling technologies and commerce solutions for e-Business. The technology acquired will aid in the development of new products that enable customers to create graphic-rich content that can be output easily and simultaneously to multiple channels, including the Web. Upon close, approximately 11.1 million common shares were issued to former Softquad shareholders for a value of $16.9 million representing 100% of the total consideration.

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

The following information contains forward-looking statements, as defined by the United States Private Securities Litigation Reform Act of 1995, involving Corel's expectations about future financial results and other matters. These statements reflect management's current forecast of certain aspects of Corel's future business. Specifically, this release contains forward-looking statements regarding the likely benefits from new product introductions and the need by the marketplace for the products under development; the programs being undertaken by Corel and expectations regarding the ability of the Corel to increase sales and return to profitability and results in future quarters and for the year. The words "plan," "expect," "believe," "intend," "anticipate," "forecast," "target," "estimate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results of operations to differ materially from historical results or current expectations. In particular, there can be no assurance that the Corel's cost reductions will be adequate or that the Corel will achieve a level of revenue that will allow Corel to return to profitability, or that Corel will be able to successfully implement or complete the short-term and long-term programs being undertaken by the company. Risk factors include shifts in customer demand, product shipment schedules, product mix, competitive products and pricing, technological shifts, Corel's effectiveness at executing its sales, marketing and development plan, the market acceptance of new products and other variables. Readers are referred to Corel's most recent reports filed with the Securities and Exchange Commission for a more complete discussion of the other risks and uncertainties. The factors underlying forecasts are dynamic and subject to change. As a result, forecasts speak only as of the date they are given and do not necessarily reflect Corel's outlook at any other point in time. Corel does not undertake to update or review these forward-looking statements.

Revenue

The 15% decrease in revenues for the quarter ended May 31, 2002 from the quarter ended May 31, 2001 can mainly be attributed to the Company's flagship business application product, Corel WordPerfect 2002, being released in the second quarter of 2001, whereas no new products were released in the second quarter of 2002. Sales have also decreased 10% in the first six months of fiscal 2002 from the first six months of fiscal 2001 as a result of other current products nearing the end of their life cycle.

Revenues have maintained a relatively consistent level as a result of the Company's product offerings remaining consistent with previous quarters. Significant overall revenue growth is not expected before the fourth quarter of fiscal 2002 with the release of CorelDRAW Graphics Suite 11 and Corel Ventura expected late in that quarter. Corel Xmetal and Enterprise Process Management will also contribute to increased fourth quarter revenues.

Revenue by Product Group

Creative Products revenue increased by 14.8% for the quarter ended May 31, 2002 from the quarter ended May 31, 2001. This can be mainly attributed to the restructuring of the Company in October 2001 to focus more on European markets where the demand for CorelDRAW products has increased. For the first six months of 2002, creative products revenues declined 7% from the first six months of 2001. This can be attributed to no new product releases during the first six months of 2002 whereas the Company's flagship product, CorelDRAW 10, was released just prior to the first quarter of 2001.

Revenues from Creative Products is expected to increase during the remainder of the year as a result of the anticipated release of CorelDRAW Graphics Suite 11 in the third quarter of fiscal 2002.

Business Applications revenue declined by 48.7% for the quarter ended May 31, 2002 from the quarter ended May 31, 2001. It also declined 31% for the first six months of 2002 from the first six months of 2001. This can attributed to the release of Corel WordPerfect Office 2002 being released in the second quarter of 2001 whereas no new business application products were released in the first six months of 2002, and the existing products are reaching the end of their life cycle.

Revenues from Business Applications are expected to remain constant in Q3 2002 with the release of Corel WordPerfect Family Pack 4 and increase in Q4 2002 with the release of Corel WordPerfect 11.

Other revenues in the first quarter of 2002 relate primarily to revenues from products obtained from the purchase of Micrografx and Softquad, including Enterprise Process Management ("EPM") products. Revenues from EPM products are expected to increase during the remainder of the year as the Company continues to promote its presence in the EPM market.

Revenue by sales channels

Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences.

Sales from retail packaged products decreased by 23% in the quarter ended May 31, 2002 from the quarter ended May 31, 2001, and declined 15.2% in the first six months of 2002 from the first six months of 2001. A large majority of this decline can be attributed to Business Applications, which had Corel WordPerfect Office 2002 released in the second quarter of 2001 whereas no new products were released in 2002. The remainder of the decline can be attributed to Creative Products, which also had no new product releases in 2002, as well as to an industry trend to carry reduced inventory levels

OEM sales decreased 26% for the second quarter of 2002 from the second quarter of 2001, and decreased 40% in the first six months of 2002 compared to the first six months of 2001. This decline is consistent across all product groups and can be attributed to the general decline in royalties that OEM customers are willing to pay for licences included in their products, and to no new products being released in the quarter.

Corporate licenses increased 7.5% in the second quarter of 2002 from the second quarter of 2001. Corporate licences also increased 10% in the first six months of 2002 compared to the first six months of 2001. The increase is directly related to Creative Products revenues in Europe, Middle East and Africa. This is a result of the Company's growth strategy, which focuses more attention on the corporate community, as well as the European markets.

Under this strategy, the Company expects to increase the number of direct sales made to corporate customers in fiscal 2002. Although the Company anticipates growth within the retail channel, new product lines will not be as heavily reliant on the retail channel as previous product lines due to the majority of revenue growth expected in the corporate enterprise market. Consequently, the Company's channel mix is expected to continually shift from retail to corporate/direct sales during the remainder of the year.

Revenue by region

Revenue in North America declined 25% in the second quarter of 2002 from the second quarter of 2001. North American revenue also declined 16% in the first six months of 2002 compared to the first six months of 2001. This can be attributed to no new product releases during the quarter, as well as a trend in the industry to reduce inventory levels in stock.

Revenues in Europe, Middle East and Africa increased by 43% for the quarter ended May 31, 2002 from the quarter ended May 31, 2001. Revenues also increased by 20.5% in Europe, Middle East and Africa for the first six months of 2002 from the first six months of 2001. This can be attributed to the restructuring of the Company which occurred in October, 2001 to focus more attention on the European markets.

Corel's products are sold primarily in US dollars in all regions other than Europe where the Euro is the predominant currency.

Cost of sales and gross profit

Cost of sales declined 17.8% during the quarter ended May 31, 2002 from the quarter ended May 31, 2001. For the first six months of 2002, cost of sales also declined by 12.4% from the first six months of 2001. The decline is primarily due to the increase in corporate licence sales, which require minimal manufacturing costs. This cost savings was partially offset by the amortization of the additional technology which was acquired with Micrografx.

As the Company continues its focus on the corporate community, it is anticipated that the costs associated with assembly and manufacturing will continue to decline as a percentage of revenue, but will be offset by the increased amortization from software purchased on acquisition of both Micrografx and Softquad. The net effect is expected to be a marginal improvement to the gross margin percentage.

Advertising Expenses

Advertising expenses increased marginally by 3% for the second quarter of 2002 from the second quarter of 2001. For the first six months of 2002, advertising expenses declined 9% from the first six months of 2001. This can be directly attributed to no new product releases during the first six months of 2002, whereas Corel WordPerfect 2002 and CorelDRAW 10 were heavily promoted in the first six months of 2001.

With the anticipated release of new products, including CorelDRAW Graphics Suite 11 in the third quarter of 2002, and Corel WordPerfect 11 in the fourth quarter of 2002, advertising expenses are expected to increase for the remainder of fiscal 2002.

Selling, general and administrative expenses

Selling, general and administrative expense increased by 12% during the quarter ended May 31, 2002 compared to the quarter ended May 31, 2001. For the first six months of 2002, selling, general and administrative expenses increased 9.3%. This can be attributed to the additional infrastructure and employees acquired from the acquisition of Micrografx in October, 2001 and Softquad, in March, 2002.

It is anticipated that selling, general, and administrative costs will increase marginally for the remainder of fiscal 2002 as the Company continues to reposition itself as outlined in its corporate strategy.

Research and development expenses

Research and development costs increased 32% for the quarter ended May 31, 2002 from the quarter ended May 31, 2001. Research and development costs also increased 29% in the first six months of 2002 from the first six months of 2001. This increase can be attributed to the developers retained subsequent to the acquisition of Micrografx and Softquad.

The Company anticipates research and development costs for the remainder of fiscal 2002 to remain at current levels.

Depreciation and amortization expenses

Depreciation and amortization increased 35% in the second quarter of 2002 from the second quarter of 2001. These costs also increased 12% for the first six months of 2002 due to the amortization of additional assets acquired on the purchase of Micrografx and Softquad.

No significant changes in depreciation and amortization are expected for the remainder of fiscal 2002.

Interest income

Interest income declined 72% for the quarter ended May 31, 2002 from the quarter ended May 31, 2001. Interest also declined 72% in the first six months of 2002 from the first six months of 2001. These decreases were primarily attributable to decreases in the average effective interest rates in the respective periods. In addition, there was a decline in cash available for investment as a result of costs related to the acquisition of Micrografx and Softquad.

Income taxes

The Company's tax expense is impacted by the relative profitability of its operations in various geographic regions. Income tax expense increased by 373% in the second quarter of 2002 compared to the second quarter of 2001 primarily as a result of an increase in withholding tax expense during the quarter. Income tax expense declined by 20% in the first six months of 2002 compared to the first six months of 2001 primarily as a result of reductions of its future income tax liabilities.

Liquidity and capital resources

As of May 31, 2002, Corel's principal sources of liquidity included cash and cash equivalents and short-term investments of approximately $85.9 million, and trade accounts receivable of $23.8 million. As of May 31, 2002, $19.4 million of cash was restricted in use as it was held as security against certain corporate financial obligations, including $16.3 million held in trust as a requirement for the participation rights issued in the acquisition of Micrografx. The value of the participation rights is to be paid in cash or common shares of Corel on October 30, 2002. In the event Corel's common share price at that time is equal to or less than $2.29, Corel will pay the remaining transaction value in Cash. If Corel's common share price is highr than $2.29, Corel will issue common shares with a then-current value equivalent to the remaining one-half of the transaction value, on a per share basis, 18% of any increase in the value of Corel common shares in the 12 month period following the close.

Cash used in operations was $12.6 million for the first six months of fiscal 2002 compared to cash provided by operations of $14.0 million for the first six months of 2001. The decrease was primarily due to additional spending on research and development, and additional costs associated with the acquisition of Micrografx and Softquad.

Trade accounts receivable, net of provisions increased from $18.7 million at November 30, 2002 to $23.8 million at May 31, 2002. The increase was partly a result of a reduction of the provision for returns.

Accounts payable and accrued liabilities decreased from $27.9 million at November 30, 2001 to $23.2 million at May 31, 2002 mainly due to payment of previously accrued liabilities, including those that were assumed on the acquisition of Micrografx.

Financing activities provided $0.1 million in the first six months of 2002 compared to cash used in financing activities of $9.9 million in the first six months of 2001. The source of cash in the first quarter of fiscal 2002 through financing activities was the issuance of shares. The use of cash in the first six months of fiscal 2001 can be attributed to repayment of the Novell obligations of $10 million.

Cash provided from investing activities was $33.8 million in the first six months of 2002 compared to cash used in investing activities of $25.8 million in the first six months of 2001. The primary source of cash was the redemption of short-term investments, which provided $38.4 million for the first six months of 2002. The main use of cash for investing activities during the quarter were costs associated with the acquisition of Softquad of $2.6 million, additional costs associated with the acquisition of Micrografx of $0.5 million, as well as for expenditures for capital assets of $1.4 million.

On September 19, 2000, the Company announced it had entered into a share purchase agreement with an institutional investor. Subject to the terms and conditions of this agreement, the Company may issue and sell to the investor up to 14,690,000 shares in periodic draw-down periods over 24 months, if all warrants are exercised. The Company had not issued any shares under this agreement as of May 31, 2002.

The Company currently has $46.2 million of cash and cash equivalents and $39.7 million of short-term investments which are highly liquid. The Company believes this, along with future cash flow from operations will provide sufficient liquidity for the near term. Cash provided from operations is expected to decrease and perhaps continue to be negative over the next two to three quarters as the Company continues to develop new product lines from technology acquired from Micrografx and SoftQuad. The Company believes available balances of cash and cash equivalents and short-term investments are sufficient to meet its working capital requirements for the foreseeable future.

Future Payments

Commitments under lease and sponsorship contract obligations as of May 31, 2002 were as follows:

Fiscal year	Operating leases	Sponsorship contracts	Total
2002	2,154	427	2,581
2003	3,496	874	4,370
2004	3,331	900	4,231
2005	3,115	927	4,042
2006	2,544	955	3,499
2007 and thereafter	27,955	10,575	38,530
	$ 42,595	$ 14,658	$ 57,253

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

The Company records product revenue from packaged software and license fees when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable.

Revenue is net of a provision for product returns. In computing this provision, management uses estimates and professional judgement. These estimates are based on information on channel inventory and current run rates. Consequently, actual return rates could vary materially from management's estimates. An increase in the return rate could result from changes in consumer demand. Should this variance occur, revenues could fluctuate significantly. Variances from estimated return rates and actual return rates are adjusted for monthly.

At the time of contract signing, the Company assesses whether the fee associated with the revenue transactions is fixed and determinable based on the payment terms associated with the transaction. The Company considers the fee to be fixed and determinable if it is due within the Company's normal payment terms, which are generally 30 to 90 days from invoice date.

The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If it is determined that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

In January 2002, the CICA amended CICA 1650 - "Foreign Currency Translation" ("CICA 1650"). The amended standard eliminates the requirement to defer and amortize exchange gains and losses related to foreign currency denominated monetary items with a fixed or ascertainable life extending beyond the end of the following fiscal year, and requires new disclosure surrounding foreign exchange gains and losses. The standard is effective for all fiscal years beginning on or after January 1, 2002, which is the fiscal year beginning December 1, 2002 for the Company. The Company has not assessed the impact that the adoption of this standard will have on its results of operations or financial position.

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

At May 31, 2002, interest rates on the Company's investments ranged from 1.75% to 2.37% per annum (average rate approximately 1.94% per annum) with all investments maturing by the end of January 2003. The Company's cash, cash equivalents and short-term investments are denominated predominantly in US dollars.

The table below presents principal amounts and related weighted average interest related by date of maturity for Corel's interest bearing investment portfolio. Weighted average interest rates include the after-tax yield on a debt security of a major Canadian corporation

		Weighted average	Fair value at
	Maturity balance	after-tax yield	May 31, 2002
Cash equivalents	$ 3,000	0.92%	$ 3,045
Commercial Paper	75,520	1.41%	75,708
Total investment portfolio	$ 78,520	1.39%	$ 78,753

Foreign currency risk

Corel conducts business worldwide. Revenues and expenses are generated primarily in US dollars, but the Company does operate in foreign currencies, primarily in Canada and Europe and, to a lesser extent, in Australia, Latin America, Japan and other Asian countries. As the Company's business expands, its exposure to foreign currency risk will increase. Corel continues to monitor its foreign currency exposure to minimize the impact on its business operations. Corel has mitigated, and expects to continue to mitigate, a portion of its currency exposure through decentralized sales, marketing and support operations in which most costs are local currency based. As of May 31, 2002, Corel had no foreign currency hedges outstanding.

PART II. OTHER INFORMATION

Item 1. Legal and Government Proceedings

On March 13, 2000, the Company was served with a complaint filed against it and Dr. Michael C.J. Cowpland by plaintiffs Anthony Basilio and Fred Spagnola in the United States District Court for the Eastern District of Pennsylvania. The Complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The Complaint alleges that the defendants violated various provisions of U.S. federal securities laws, including Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by misrepresenting or failing to disclose material information about the Company's financial condition. The Complaint seeks an unspecified amount of money damages. Numerous other complaints were filed thereafter, each making similar allegations and referencing the same Class Period as the initial claims. The Court appointed Fred Spagnola, Michael Perron and David Chavez as Lead Plaintiffs, and the law firms of Weinstein, Kitchenoff Scarlato & Goldman Ltd., and Savett Frutkin Podell & Ryan, P.C. as Co-Lead Counsel. The Court has consolidated all pending cases in the Eastern District of Pennsylvania. An Amended Consolidated Complaint was served on or about August 14, 2000, which claims an expanded Class Period, from December 7, 1999 to March 20, 2000 (inclusive), and contains several new allegations. On or about July 6, 2001, the Company and co-defendant Cowpland filed their answers to the amended Complaint, denying all liability to Plaintiffs and asserting various affirmative defenses. By order dated February 1, 2002, the Court granted Plaintiffs' motion for class certification and on May 3, 2002 approved the expanded Class Period as claimed in the Amended Consolidated Complaint. The parties are continuing their discovery processes. The trial date for this action has not yet been set.

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

Item 4. Submission of matters to a vote of security holders

a) The Annual and Special Meeting of Shareholders was held on March 28, 2002

b) Six matters submitted to vote:

1) Fixing the numbers of directors at nine.

For	Against
48,783,605	520,127

2) Election of Board of Directors

Each of the persons named in the Proxy statement as a nominee for director was elected. Following are the voting results on each of the nominees for director.

	Shares For	Shares Withheld
Derek J. Burney	48,997,993	453,009
James Baillie	49,015,934	435,068
Lyle B. Blair	49,009,506	441,496
Germaine Gibara	49,003,705	447,247
David Galloway	48,865,456	585,546
James Hopkins	49,012,692	438,310
Hunter S. Grant	49,010,340	440,662
Jean-Louis Malouin	49,005,776	445,226
Hon. Barbara J. MacDougall	48,821,580	629,422

3) The appointment of PricewaterhouseCoopers LLP as auditors.

For	Shares Withheld
49,055,600	152,829

4) The approval of Special Resolution No. 1 - amendments to the Articles of the Corporation to provide, as part of the other provisions set out in paragraph 2 of the articles, that the registered office of the Corporation be in the Province of Ontario;

to provide, as part of the other provisions set out in paragraph 7 of the articles, that the actual number of directors within the minimum and maximum be determined from time to time by resolution of he directors and that any vacancy among the directors may be filled by resolution of the directors; and

For	Against
8,885,351	2,820,807

5) The approval of Resolution No. 1 - amendment to Corel Corporation Stock Option Plan 2000 ("Plan 2000") to fix the number of common shares reserved for issuance under the 2000 Plan ant 10,400,000 common shares.

For	Against
6,927,322	4,795,112

6) The approval of Resolution No. 2 - confirming By-Law No. 7 of the Corporation relating generally to the transaction of the business and the affairs of Corel Corporation.

For	Against
10,741,153	957,993

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are filed as part of this Quarterly Report on Form 10Q

3.2 By-Law No.7 (1)

3.4 Amendment to Articles of Incorporation (1)

4.1 Amended Corel Corporation Stock Option Plan 2000 as amended February 12, 2002 (1)

b) Reports on Form 8-K

During the three-month period ended May 31, 2002, the Company filed one Current Report on Form 8-K including information requested under Item 5 & Item 7 as follows:

On March 15, 2002, the Company reported the completion of the acquisition of Softquad Software Ltd.

(1) Previously filed as an exhibit to the Company's 10Q quarterly report filing on April 15, 2002 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COREL CORPORATION

(Registrant)

Date: July 15, 2002 By: /s/ John Blaine

John Blaine

Chief Financial Officer, Executive Vice President Finance and Treasurer

(Principal Financial and Accounting Officer)