Form 10-Q
period 2002-08-31
COREL CORP
filed 2002-10-15
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

As of October 15, 2002, the registrant had 91,795,249 Common Shares outstanding.

COREL CORPORATION FORM 10-Q
TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial statements

Consolidated Balance Sheets as of August 31, 2002 and November 30, 2001

Consolidated Statements of Operations and Deficit for the Three and Nine Months Ended August 31, 2002 and 2001

Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Disclosure Controls and Procedures

PART II. Other Information

Item 1. Legal Proceedings

Item 4. Submission of matters to a vote of security holders

Item 6: Exhibits and Reports on Form 8-K

Signatures

Section 302 Certification Forms

Exhibit 99 - Section 906 Certification

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of US$)

(unaudited)

	August 31,	November 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$ 25,982	$ 24,924
Restricted cash	19,430	19,367
Short-term investments	51,702	78,076
Accounts receivable
Trade	25,714	18,689
Other	214	1,272
Inventory	776	799
Prepaid expenses	3,710	1,779
Total current assets	127,528	144,906
Investments	8,818	9,886
Deferred financing charges	25	250
Capital assets	45,665	43,123
Goodwill		37,534
Total assets	$ 182,036	$ 235,699

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 19,700	$ 27,862
Participation rights obligation	16,338	16,338
Income taxes payable	5,214	4,749
Deferred revenue	11,379	10,160
Total current liabilities	52,631	59,109
Future income tax liabilities	9,515	4,967
Total liabilities	62,146	64,076

Shareholders' equity
Share capital
Issued and outstanding (000's):	$ 405,091	$ 388,193
Common shares
91,781 (80,709 on November 30, 2001)
Series A preferred shares
24,000 (24,000 on November 30, 2001)
Contributed surplus	4,990	4,990
Deficit	(290,191)	(221,560)
Total shareholders' equity	119,890	171,623
Total liabilities and shareholders' equity	$ 182,036	$ 235,699

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT

(in thousands of US$, except per share data)

(unaudited)

	Three months ended		Nine months ended
	August 31,		August 31,
	2002	2001	2002	2001
Sales	$ 31,251	$ 34,151	$93,227	$102,701
Cost of sales	3,461	4,723	9,389	13,856
Gross profit	27,790	29,428	83,838	88,845
Expenses
Advertising	7,654	5,918	16,548	15,673
Selling, general and administrative	17,885	13,328	51,439	44,013
Research and development	6,518	6,551	21,227	17,969
Depreciation and amortization	5,737	3,646	14,238	10,268
Impairment of goodwill	50,508		50,508
(Gain) loss on foreign exchange	(978)	(531)	(1,060)	215
	87,324	28,912	152,900	88,138
(Loss) income from operations	(59,534)	516	(69,062)	707
Loss on investment		(1,000)	(137)	(1,000)
Interest income	411	1,198	1,311	4,439
(Loss) income before income taxes	(59,123)	714	(67,888)	4,146
Income tax (recovery) expense	(390)	185	(188)	439
Share of loss in equity investment . .. . . . . . . . . . . .	(411)	(29)	(931)	(347)
Net (loss) income	$(59,144)	$500	$(68,631)	$3,360

Deficit beginning of period . . . . . . . . . . . . . . . .. . . .	(231,047)	(211,376)	(221,560)	(214,236)
Deficit end of period . . . . . . . . .. . . . . . . . . . . . . . .	$ (290,191)	$ (210,876)	$ (290,191)	$ (210,876)

Earnings (loss) per share:
Net loss
Basic	$(0.64)	$ 0.01	$(0.78)	$ 0.05
Diluted	$(0.64)	$ 0.01	$(0.78)	$ 0.03
Average number of Common Shares outstanding (000s)
Basic	91,781	73,746	87,579	73,707
Diluted	91,781	97,943	87,579	97,851

(See accompanying notes)

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US$)

(unaudited)

	Nine months ended
	August 31,	August 31,
	2002	2001
Operating activities:
Net (loss) income	$ (68,631)	$ 3,360
Items which do not involve cash or cash equivalents:
Depreciation	4,539	4,243
Amortization	11,630	8,290
Impairment of goodwill	50,508
Bad debt expense	52	3,047
Gain on disposal of assets		(306)
Future income tax	(1,406)	139
Share of loss in equity investments	931	347
Loss on sale of investment	137	1,000
Changes in operating assets and liabilities
Restricted cash	(63)	729
Accounts receivable	(5,072)	5,366
Inventory	23	1,943
Prepaid expenses	(1,922)	105
Accounts payable and accrued liabilities	(10,531)	(5,116)
Income tax payable	465	(5,061)
Deferred revenue	1,219	(1,930)
Net cash provided by (used in) operating activities	(18,121)	16,156
Financing activities:
Issuance of common shares	64	201
Repayment of Novell obligations		(10,000)
Net cash provided by (used in) financing activities	64	(9,799)
Investing activities:
Purchase of investments		(3,878)
Sale (purchase) of marketable securities	26,435	(76,793)
Purchase of capital assets	(3,009)	(6,878)
Costs related to the acquisition of Micrografx, Inc.	(680)
Acquisition of SoftQuad Software, Ltd. net of cash acquired	(3,631)
Proceeds on disposal of assets		818
Net cash provided by (used in) investing activities	19,115	(86,731)
Increase (decrease) in cash and cash equivalents	1,058	(80,374)
Cash and cash equivalents at beginning of period	24,924	127,430
Cash and cash equivalents at end of period	$ 25,982	$ 47,056

Supplementary cash information:
Refund received for income taxes	$ (51)	$ (261)

(See accompanying notes)

COREL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2002

(unaudited)

1. Summary of significant accounting policies

All dollar amounts included herein are expressed in thousands of US$ unless otherwise noted. Certain per share information is expressed in units of US$ unless otherwise noted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("US GAAP") in all material respects except as disclosed in Note 6. In management's opinion, all adjustments necessary for fair presentation are reflected in the financial statements. All adjustments made are normal and recurring in nature except as identified in Note 4. Corel Corporation (the "Company" or "Corel") has followed the same accounting policies and methods of application as in the most recent audited financial statements except as stated here within.

Comparative Figures

Historical comparative figures have been reclassified to reflect current presentation. In the third quarter of fiscal 2002, the amortization of technology, historically included as a component of costs of goods sold, was reclassified for financial statement presentation to depreciation and amortization expense.

2. Earnings per share

The calculation of earnings per share is based on the weighted average number of shares outstanding during the period. The calculation of diluted earnings per share assumes that all outstanding options, warrants and convertible preferred shares have been exercised at the later of the beginning of the fiscal period or the option, warrant, or convertible preferred share issuance date. As the impacts of the exercise of options and warrants and conversion of preferred shares are anti-dilutive in the first nine months of 2002, 72,254 outstanding options, 817,500 warrants and 24,000,000 preferred shares have been excluded from the calculation of diluted earnings per share.

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001
Basic:
Weighted average common shares outstanding	91,781	73,746	87,579	73,707
Net (loss) income	$ (59,144)	$ 500	$ (68,631)	$ 3,360
Earnings (loss) per share	$ (0.64)	$ 0.01	$ (0.78)	$ 0.05

Diluted:
Weighted average common shares outstanding	91,781	73,746	87,579	73,707
Net effect of dilutive stock options		197		144
Net effect of convertible preferred shares		24,000		24,000
Total	91,781	97,943	85,579	97,851
Net (loss) income	$ (59,144)	$ 500	$ (68,631)	$ 3,360
Earnings (loss) per share	$ (0.64)	$ 0.01	$ (0.78)	$ 0.03

3. Segmented information

The Company has one global operating segment. The Company sells its products worldwide from four geographic regions. A summary of sales by product, sales channel, region and major customer from consolidated operations is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001
By product
Creative Products	$ 16,238	$ 23,009	$ 48,557	$ 57,761
Business Applications	11,687	10,364	34,775	43,855
Other	3,326	778	9,895	1,085
	$ 31,251	$ 34,151	$ 93,227	$ 102,701

By sales channel
Retail packaged products	$ 18,125	$ 22,185	$ 51,804	$ 61,892
OEM licenses	1,667	1,880	5,824	8,797
Corporate licenses	11,459	10,086	35,599	32,012
	$ 31,251	$ 34,151	$ 93,227	$ 102,701

By region
Canada	$ 3,075	$ 1,204	$ 7,229	$ 5,884
U.S.A.	18,499	20,481	50,008	58,372
Europe, Middle East, Africa	7,724	8,572	28,673	25,953
Other	1,953	3,894	7,317	12,492
	$ 31,251	$ 34,151	$ 93,227	$ 102,701

By major customer
Ingram Micro Inc.	$ 11,483	$ 10,358	$ 25,731	$ 34,357
All others	19,768	23,793	67,496	68,644
	$ 31,251	$ 34,151	$ 93,227	$ 102,701

4. Impairment of Goodwill

During the third quarter of fiscal 2002, a review of the Company's current market capitalization suggested that its goodwill was impaired and that its carrying amount may not be recoverable. Following this review, the Company determined that the impairment loss to be recognized was the full carrying amount of such goodwill of $50.5 million. This write-off due to impairment was a non-cash charge.

5. Acquisition of SoftQuad Software, Ltd. ("SoftQuad")

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

The SoftQuad acquisition has been accounted for in accordance with the purchase method of accounting. The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as follows:

Cash	$ 771
Other current assets	991
Core technology	4,456
Developed software	10,858
Property and equipment	161
Future tax liabilities	(5,957)
Bridge loan	(2,150)
Other liabilities	(4,488)
Net assets acquired	4,642
Total purchase price	18,123
Goodwill (written off as of quarter ended August 31, 2002)	$ 13,481

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

The independent valuator relied primarily on the income approach, under which fair market value is a function of the future revenue expected to be generated by an asset, net of all allocable expenses. The income approach focuses on the income-producing capability of the developed software and the core technology, and best represents the present value of the future economic benefits expected to be derived.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information gives effect to the acquisition of SoftQuad made by Corel as if the transactions occurred at the beginning of each of the nine month periods ended August 31, 2002 and August 31, 2001.

	Nine months Ended
	August 31,	August 31,
	2002	2001

Sales	$ 94,204	$ 107,125
Cost of sales	9,346	16,205
Gross profit	84,858	90,920
Expenses	158,954	104,178
Operating loss	(72,564)	(13,258)
Interest and other income	2,192	(13,258)
Net loss	$ (70,372)	$ (26,516)

Pro forma earnings (loss) per share:

Basic:
Weighted average of common shares outstanding	91,781	84,778
Net (loss) income	$ (70,372)	$ (26,516)
Earnings (loss) per share	$ (0.77)	$ (0.31)

Diluted:
Weighted average of common shares outstanding	91,781	84,778
Net effect of diluted stock options		144
Net effect of convertible preferred shares		24,000
Total	91,781	108,922

Net (loss) income	$ (70,372)	$ (26,516)
Earnings (loss) per share	$ (0.77)	$ (0.24)

6. Significant differences between Canadian and United States GAAP

The Company's financial statements are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. There were no differences in reported cash flows for the periods presented. Significant differences between Canadian GAAP and US GAAP are reflected in the Balance Sheets and Statements of Operations set forth below:

Balance Sheet in accordance with US GAAP		As at
		August 31	November
	Notes	2002	2001
Assets
Current assets		$ 127,528	$ 144,906
Investments	(B)	8,893	10,310
Other non-current assets		25	250
Capital assets	(A)	41,354	38,812
Goodwill	(A)		35,896
Total assets		$ 177,800	$ 230,174

Liabilities
Current liabilities		$ 47,417	$ 54,360
Income taxes payable	(B)	5,214	4,842
Future income tax liabilities	(A)	7,877	3,329
Total liabilities		60,508	62,531
Shareholders' equity	(A)	117,217	167,312
Other comprehensive income	(B)	75	331
Total liabilities and shareholders' equity		$ 177,800	$ 230,174

Statement of Operations in accordance with US GAAP		Three months ended August 31,		Nine months ended August 31,
	Notes	2002	2001	2002	2001
Net income (loss) in accordance with Canadian GAAP		$ (59,144)	$ 500	$ (68,631)	$ 3,360
Difference as a result of goodwill impairment	(A)	$ 1,638		$ 1,638
Net income (loss) in accordance with US GAAP		$ (57,506)	$ 500	$ (66,993)	$ 3,360

Comprehensive income
Net income (loss) in accordance with US GAAP		$ (57,506)	$ 500	$ (66,993)	$ 3,360
Unrealized holding gains (losses) on available for sale securities	(B)	75	(547)	(256)	47
Comprehensive income (loss)		$ (57,431)	$ (47)	$ (67,249)	$ 3,407

Income (loss) per share
Basic		$(0.63)	$0.00	$(0.77)	$0.05
Diluted		$(0.63)	$0.00	$(0.77)	$0.03

A. In-process research and development

Associated with the allocation of the purchase price of the acquisition of Micrografx, Inc.("Micrografx") is $4.3 million for in-process research and development which, for US GAAP purposes, is to be expensed in the year of acquisition if the related technology has not reached technological feasibility and does not have an alternative future use. This adjustment results in a $4.3 million reduction of capital assets and increase in the reported net loss for the quarter ending November 30, 2001. This adjustment reduces the book value of the assets acquired and, in turn, the related tax difference on those assets resulting in a reduction of $1.6 million to the future tax liability. This adjustment also resulted in goodwill being $1.6 million less for US GAAP purposes, therefore the write-down of goodwill has been adjusted accordingly. Under Canadian GAAP, the Company has not yet commenced amortization of the in-process research and development.

B. Available for sale securities

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires available-for-sale securities to be marked to market with unrealized holding gains or losses being accounted for in other comprehensive income. Accordingly, the reported carrying value of investments would have increased by $0.1 million at August 31, 2002 and would have increased by $0.4 million at November 30, 2001. As a result, income taxes payable would not have changed at August 31, 2002 and would have decreased by $0.1 million at November 30, 2001.

C. Comprehensive income

Other comprehensive income includes items that cause changes in shareholders' equity but are not related to share capital or net earnings which, for the Company, comprises only unrealized holding gains on available-for-sale securities and any related tax expense.

D. Accounting for stock-based compensation

In accordance with Financial Accounting Standards Board ("FASB") interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25 ("FIN 44"), the repricing of options that occurred on November 16, 2000 to CDN $5.70 or US $3.63 has resulted in variable plan accounting for the re-priced options. The options were repriced to the market value of the underlying common shares at the time of repricing. At August 31, 2002, 1,544,500 options had been tendered for repricing to CDN $5.70 while 186,000 options had been tendered for repricing to US $3.63. The market value of the Company's shares has never gone above the exercise price of the options since the repricing occurred, thus no expense has been recorded. For US GAAP reported results of operations, future periods may reflect compensation charges or credits depending on the fair market price of the underlying shares.

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

The following information contains forward-looking statements, as defined by the United States Private Securities Litigation Reform Act of 1995, involving Corel's expectations about future financial results and other matters. These statements reflect management's current forecast of certain aspects of Corel's future business. Specifically, this filing contains forward-looking statements regarding the likely benefits from new product introductions and the need by the marketplace for the products under development; the programs being undertaken by Corel and expectations regarding the ability of Corel to increase sales and return to profitability and results in future quarters and for the year. The words "plan," "expect," "believe," "intend," "anticipate," "forecast," "target," "estimate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results of operations to differ materially from historical results or current expectations. In particular, there can be no assurance that Corel's cost reductions will be adequate or that Corel will achieve a level of revenue that will allow Corel to return to profitability, or that Corel will be able to successfully implement or complete the short-term and long-term programs being undertaken by the Company. Risk factors include shifts in customer demand, product shipment schedules, product mix, competitive products and pricing, technological shifts, Corel's effectiveness at executing its sales, marketing and development plan, the market acceptance of new products and other variables. Readers are referred to Corel's most recent 10-K report filed with the Securities and Exchange Commission on February 15, 2002 and to other documents Corel files from time to time with the Securities and Exchange Commission. The factors underlying forecasts are dynamic and subject to change. As a result, forecasts speak only as of the date they are given and do not necessarily reflect Corel's outlook at any other point in time. Corel does not undertake to update or review these forward-looking statements.

Revenue

Corel's third-quarter 2002 revenue of $31.3 million compared to $30.8 million in the second quarter of fiscal 2002, was a 2%, or $0.5 million increase in revenue due mainly to higher sales of WordPerfect and the introduction late in the quarter of CorelDRAW Graphics Suite 11. These two factors combined more than offset both the typical seasonal decline in sales in Europe and the decline in sales of the previous version of CorelDRAW graphics suite usually seen prior to the release of an upgrade. CorelDRAW Graphics Suite 11 started shipping in North America in August 2002, while localized versions of the product began shipment in Europe in early September 2002.

The Company's third-quarter fiscal 2002 revenue compares with revenue of $34.2 million for the same quarter last year, a decline of 8%, or $2.9 million. Revenue also decreased by 9% in the first nine months of fiscal 2002 from the first nine months of fiscal 2001. These decreases are primarily attributable to the decline in sales of procreate products and Bryce, which followed a typical sales pattern subsequent to their launch during last year's third quarter. The year to date decline in revenue was somewhat offset by the sales of process management and content solutions products acquired from Micrografx, a developer of process management software, and SoftQuad, a leader in XML technology.

Revenue by product group

Creative Products revenue decreased by 29% for the quarter ended August 31, 2002 from the quarter ended August 31, 2001. For the first nine months of 2002, creative products revenue declined 16% from the first nine months of 2001. The declines can be attributed to the release of CorelDRAW 10, procreate products and Bryce in the first nine months of 2001, whereas CorelDRAW Graphics Suite 11 was released late in the third quarter of 2002 with no release of new versions for procreate products and Bryce.

Revenue from Creative Products is expected to increase during the remainder of the year as a result of the release of CorelDRAW Graphics Suite 11 late in the third quarter ended August 31, 2002.

Business Applications revenue increased by 13% for the quarter ended August 31, 2002 from the quarter ended August 31, 2001, primarily due to certain departments of the US and Canadian governments upgrading to WordPerfect 2002, supported by the Company's successful effort in building up a more enterprise-direct sales force. Revenue declined 21% for the first nine months of 2002 from the first nine months of 2001. This can attributed to the release of Corel WordPerfect Office 2002 in the second quarter of 2001, whereas in the current year no new products were released until the third quarter of fiscal 2002.

Revenue from Business Applications is expected to remain fairly constant in the remainder of the year and into fiscal 2003.

Other revenue in the first three quarters of 2002 relates primarily to revenue from products obtained from the purchase of Micrografx and SoftQuad, including Enterprise Process Management ("EPM") products. Revenue from EPM products is expected to remain constant as the Company continues to promote its presence in the EPM market despite being severely challenged by the continuing adverse economic environment.

Revenue by sales channels

Corel distributes its products primarily through distributors (as retail packaged products), OEM licences and corporate licences.

Revenue from retail packaged products of $18.1 million in the third quarter of fiscal 2002 compared to $17.1 million in the second quarter of fiscal 2002, increased by 5% as a result of the release of CorelDRAW Graphics Suite 11 late in the third quarter of fiscal 2002. This factor helped to offset the decline typically experienced in Europe during the summer months and the overall decline in sales of CorelDRAW 10 Graphics Suite as customers anticipated the release of the new versions.

Revenue from retail packaged products decreased by 18% in the quarter ended August 31, 2002 from the quarter ended August 31, 2001, and also declined 16% in the first nine months of 2002 from the first nine months of 2001. This decline in sales can be attributed to the release of CorelDRAW 10, procreate products and Bryce in the first nine months of 2001, whereas in the current year WordPerfect Family Pack 4 and CorelDRAW Graphics Suite 11 were not released until late in the third quarter of 2002 with no release of new versions for procreate products and Bryce.

OEM revenue decreased 11% for the third quarter of 2002 from the third quarter of 2001, and decreased 34% in the first nine months of 2002 compared with the first nine months of 2001. This decline is consistent across all product groups and can be attributed not only to the general decline in royalties that OEM customers are willing to pay for licences included in their products, but also to the new products being released late in the quarter.

Revenue from corporate licenses increased 14% in the third quarter of 2002 from the third quarter of 2001. Corporate licences also increased 11% in the first nine months of 2002 compared with the first nine months of 2001. This increase is a result of the Company's growth strategy, which focuses more attention on the corporate community, as well as the European markets.

Under this strategy, the Company expects to continue to increase the number of direct sales made to corporate customers in the fourth quarter of fiscal 2002 and in fiscal 2003. Although the Company anticipates growth within the retail channel, new product lines will not be as heavily reliant on the retail channel as previous product lines due to the majority of revenue growth expected in the corporate enterprise market. Consequently, the Company's channel mix is expected to continue to shift from retail to corporate/direct sales during the remainder of fiscal 2002 and into early fiscal 2003.

Revenue by region

Revenue in North America declined 1% in the third quarter of 2002 from the third quarter of 2001. North American revenue also declined 11% in the first nine months of 2002 compared to the first nine months of 2001. This can be attributed to no new product releases until late in the third quarter of 2002, as well as a trend in the industry to reduce inventory levels in stock.

Revenue in Europe, Middle East and Africa decreased by 10% for the quarter ended August 31, 2002 from the quarter ended August 31, 2001. This decline in sales can be attributed to the release of CorelDRAW 10 in the fourth quarter of fiscal 2000, resulting in three full months of sales for the quarter ended August 31, 2001. Customer anticipation of the release of CorelDRAW Graphics Suite 11 in Europe late in the third quarter and early quarter fourth of 2002, resulted in lower sales for the quarter ended August 31, 2002.

Revenue increased by 10% in Europe, Middle East and Africa for the first nine months of 2002 from the first nine months of 2001. This increase in sales is a result of the change in the Company's growth strategy, which focuses more attention on the European markets.

Corel's products are sold primarily in US dollars in all regions other than Europe where the Euro is the predominant currency.

Cost of sales and gross profit

The Company has historically included the amortization of technology acquired as a component of cost of goods sold. To make analysis of the Company's financial results more comparable with general industry practices, these costs have been reclassified for all periods presented in Q3 2002 to depreciation and amortization expense. After this change, gross margin for the third quarter of 2002 was 89%, up from 86% for the same period in the prior year. For the first nine months of 2002, cost of sales declined by 32% from the first nine months of 2001. This is as a result of reduced royalty costs for the first nine months ended August 31, 2002, in particular those associated with the procreate products, and the increase in corporate licence sales, which require minimal manufacturing costs.

The reduction in royalty cost for the third quarter of fiscal 2002 helped to offset transitional costs incurred in the third quarter of fiscal 2002. The transitional costs were associated with the change in contract manufacturer that occurred in June 2002. All product manufacturing was relocated from operations based in Canada and Ireland to facilities in the US and the Netherlands. This move is expected to improve efficiencies, reduce inventory and better serve the Company's customers. As a result, it is anticipated that the costs associated with assembly and manufacturing will decline as a percentage of revenue, with the net effect expected to be a marginal improvement to the gross margin percentage.

Advertising expenses

Advertising expenses increased by 29% for the third quarter of 2002 from the third quarter of 2001. For the first nine months of 2002, advertising expenses increased 6% from the first nine months of 2001. This can be directly attributed to $1.4 million in costs associated with the DaVE Digitalism tour. DaVE is the world's first mobile interactive art studio and exhibition mounted within the semi-trailer of an 18-wheeler. It is now traveling across North America to promote "Digitalism" and, in particular, to demonstrate how Corel's graphics software and the tools of our key sponsors encourage the development of this art movement.

It is estimated that advertising costs will remain fairly constant for the remainder of the year with costs associated with the DaVE Digitalism tour to be approximately $0.6 million in the fourth quarter of 2002.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by 34% during the quarter ended August 31, 2002 compared to the quarter ended August 31, 2001. For the first nine months of 2002, selling, general and administrative expenses increased 17%. The increases can be attributed to the shift of sales and support personnel from Canada to the US and Europe where the relative costs are higher, as well as the cost of additional infrastructure and employees acquired from the acquisition of Micrografx in October 2001 and SoftQuad in March 2002.

Research and development expenses

The Company's third quarter 2002 research and development expenses of $6.5 million compared to $7.6 million in the second quarter of fiscal 2002, were 14% lower due to the restructuring of the development process and an 8% reduction of the work force in research and development over the second quarter of fiscal 2002.

Research and development expenses for the quarter ended August 31, 2002, remained consistent with those for the quarter ended August 31, 2001. Research and development expenses increased 18% in the first nine months of 2002 from the first nine months of 2001. This increase can be attributed to the developers retained subsequent to the acquisition of Micrografx and SoftQuad.

The Company anticipates research and development expenses for the remainder of fiscal 2002 to remain at current levels.

Depreciation and amortization expenses

Depreciation and amortization increased 57% in the third quarter of 2002 from the third quarter of 2001. These expenses also increased 39% for the first nine months of 2002 compared to the first nine months of 2001. These increases were due to the amortization of technology acquired on the purchase of Micrografx and SoftQuad. No significant changes in depreciation and amortization are expected for the remainder of fiscal 2002.

Impairment of goodwill

During the third quarter of fiscal 2002, a review of the Company's current market capitalization suggested that its goodwill was impaired and that its carrying amount may not be recoverable. Following this review, the Company determined that the impairment loss to be recognized was the full carrying amount of such goodwill of $50.5 million. This write-off due to impairment was a non-cash charge.

Interest income

Interest income declined 66% for the quarter ended August 31, 2002 from the quarter ended August 31, 2001. Interest also declined 70% in the first nine months of 2002 from the first nine months of 2001. These decreases were primarily attributable to a $46.2 million decline in cash available for investment in the first nine months of 2002 from the first nine months of 2001, as a result of costs related to the acquisition of Micrografx and SoftQuad, and cash used in funding operations, as well as decreases in the average effective interest rates in the respective periods.

Income taxes

The Company's tax expense is impacted by the relative profitability of its operations in various geographic regions. Income tax expense decreased by 311% in the third quarter of 2002 compared to the third quarter of 2001. Income tax expense also declined by 143% in the first nine months of 2002 compared to the first nine months of 2001.This decrease is primarily as a result of reductions of the Company's future income tax liabilities.

Liquidity and capital resources

As of August 31, 2002, Corel's principal sources of liquidity included cash and cash equivalents and short-term investments of approximately $77.7 million, and trade accounts receivable of $25.7 million. As of August 31, 2002, $19.4 million of cash was restricted in use as it was held as security against certain corporate financial obligations, including $16.3 million held in trust as a requirement for the participation rights issued in the acquisition of Micrografx. The value of the participation rights is to be paid in cash or common shares of Corel on October 30, 2002. In the event Corel's common share price at that time is equal to or less than $2.29, Corel will pay the remaining transaction value in cash. If Corel's common share price is higher than $2.29, Corel will issue common shares with a then-current value equivalent to the remaining one-half of the transaction value plus, on a per share basis, 18% of any increase in the value of Corel common shares in the 12 month period following the completion of the acquisition of Micrografx.

Cash used in operations was $18.1 million for the first nine months of fiscal 2002 compared to cash provided by operations of $16.2 million for the first nine months of fiscal 2001. The increase in cash used in operations over the prior period was due to loss before interest, taxes, goodwill impairment, depreciation and amortization of $2.4 million dollars for the first nine months of fiscal 2002, which compares with EBITDA, or earnings before interest, taxes, depreciation and amortization of $13.2 million for the first nine months of fiscal 2001. It also resulted from a $10.4 million decrease in cash from accounts receivable as a result of the sales of CorelDRAW Graphics Suite 11 late in the third quarter of 2002, and a $5.4 million decrease in cash from accounts payable as a result of the reduction in liabilities assumed upon acquisition of Micrografx.

Financing activities provided $0.1 million in the first nine months of 2002 compared to cash used in financing activities of $9.8 million in the first nine months of 2001. The source of cash in the first quarter of fiscal 2002 through financing activities was the issuance of shares from stock options. The use of cash in the first nine months of fiscal 2001 can be attributed to repayment of the Novell obligations of $10 million.

Cash provided from investing activities was $19.1 million in the first nine months of 2002 compared to cash used in investing activities of $86.7 million in the first nine months of 2001. The primary source of cash was the redemption of short-term investments, which provided $26.4 million for the first nine months of 2002. The main uses of cash for investing activities during the quarter were costs associated with the acquisition of SoftQuad of $3.6 million, additional costs associated with the acquisition of Micrografx of $0.7 million, and for capital assets of $3 million.

The Company currently has $26 million of cash and cash equivalents and $51.7 million of short-term investments which are highly liquid. The Company believes this, along with future cash flow from operations will provide sufficient liquidity for the near term. Cash provided from operations is expected to continue to be negative over the remainder of the year as the Company continues to develop new product lines from technology acquired from Micrografx and SoftQuad. The Company believes available balances of cash and cash equivalents and short-term investments are sufficient to meet its working capital requirements for the foreseeable future. The Company is also planning to reduce expenses by $2 to $3.5 million per quarter beginning in fiscal 2003. This, combined with the expected growth in revenue, will continue to drive the return to a positive cash flow and profitability within the latter half of fiscal 2003.

Future Payments Under Lease and Sponsorship Contracts

Commitments under lease and sponsorship contract obligations as of August 31, 2002 were as follows:

Fiscal year	Operating leases	Sponsorship contracts	Total
2002	$ 538	$ 107	$ 645
2003	3,496	874	4,370
2004	3,331	900	4,231
2005	3,115	927	4,042
2006	2,544	955	3,499
2007 and thereafter	27,955	10,575	38,530
	$ 40,979	$ 14,338	$ 55,317

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The preparation of these financial statements requires Corel to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Corel evaluates its estimates including those related to product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. Corel bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

  Revenue is net of a provision for product returns. In computing this provision, management uses estimates and professional judgement. These estimates are based on information on channel inventory and current return rates. Consequently, actual return rates could vary materially from management's estimates. An increase in the return rate could result from changes in consumer demand. Should this variance occur, revenue could fluctuate significantly. Variances from estimated return rates and actual return rates are adjusted for monthly.

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

    Income taxes

  The Company has a net future tax asset the principal components of which are book and tax differences on assets and net operating loss carryforwards. The Company believes sufficient uncertainty exists regarding the realizability of these net future tax assets such that a valuation allowance has been taken on the entire amount. Assumptions regarding the realizability of these net future tax assets are revisited at each balance sheet date. Any changes in the Company's overall operating environment and financial performance could result in adjustments to the valuation allowance.

    Impairment of goodwill

  During the third quarter of fiscal 2002, a review of the Company's current market capitalization suggested that its goodwill was impaired and that its carrying amount may not be recoverable. Following this review, the Company determined that the impairment loss to be recognized was the full carrying amount of such goodwill of $50.5 million. This write-off due to impairment was a non-cash charge.

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

  In December 2001, the CICA issued AcG 13 - "Hedging Relationships" ("AcG 13"). The guideline presents the views of the Canadian Accounting Standards Board on the identification, designation, documentation and effectiveness of hedging relationships, for the purpose of applying hedge accounting. The guideline is effective for all fiscal years beginning on or after July 1 2003, which is the fiscal year beginning December 1, 2002 for the Company. The Company has not assessed the impact that the adoption of this standard will have on its results of operations or financial position.

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

  In fiscal 2001, the CICA issued CICA 3062 - "Goodwill and Other Intangible Assets" ("CICA 3062") and FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These standards are effective for fiscal years beginning after December 15, 2001, which is the fiscal year beginning December 1, 2002 for the Company, but applied immediately to any business combinations consummated after June 30, 2001. CICA 3062 and SFAS 142 require that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, including goodwill recorded in past business combinations, but will be subject to annual impairment tests in accordance with the new guidelines. Other tangible assets will continue to be amortized over their useful lives. The Company believes that the adoption of these pronouncements will have a material effect on its results from operations and financial position.

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on our financial statements.

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

  At August 31, 2002, interest rates on the Company's investments ranged from 1.76% to 2.37% per annum (average rate approximately 2.02% per annum) with all investments maturing by the end of January 2003. The Company's cash, cash equivalents and short-term investments are denominated predominantly in US dollars.

  The table below presents principal amounts and related weighted average interest rate by date of maturity for Corel's interest bearing investment portfolio. Weighted average interest rates include the after-tax yield on a debt security of a major Canadian corporation.

		Weighted average	Fair value at
	Maturity balance	after-tax yield	August 31, 2002
Cash equivalents	$ 3,058	0.92%	$ 3,054
Commercial Paper	58,000	1.47%	57,696
Total investment portfolio	$ 61,058	1.44%	$ 60,750

  Foreign currency risk

  Corel conducts business worldwide. Revenue and expenses are generated primarily in US dollars, but the Company does operate in foreign currencies, primarily in Canada and Europe and, to a lesser extent, in Australia, Latin America, Japan and other Asian countries. As the Company's business expands, its exposure to foreign currency risk will increase. Corel continues to monitor its foreign currency exposure to minimize the impact on its business operations. Corel has mitigated, and expects to continue to mitigate, a portion of its currency exposure through decentralized sales, marketing and support operations in which most costs are local currency based. As at August 31, 2002, the Company had forward exchange contracts to purchase Canadian dollars with maturity dates ranging from September 9, 2002 to August 1, 2003 in the amount of approximately $9.6 million.

  Item 4. CONTROLS AND PROCEDURES

  (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of October 11, 2002, (the "Evaluation Date"). Based on such review, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to Corel and its consolidated subsidiaries would be made known to them by others within those entities.

  (b) Changes in internal controls. There were no significant changes in the Company's internal controls or to the knowledge of the Company's chief executive officer and chief financial officer, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

  PART II. OTHER INFORMATION

  Item 1. Legal and Government Proceedings

  On March 13, 2000, the Company was served with a complaint filed against it and Dr. Michael C.J. Cowpland by plaintiffs Anthony Basilio and Fred Spagnola in the United States District Court for the Eastern District of Pennsylvania. The Complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The Complaint alleges that the defendants violated various provisions of U.S. federal securities laws, including Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by misrepresenting or failing to disclose material information about the Company's financial condition. The Complaint seeks an unspecified amount of money damages. Numerous other complaints were filed thereafter, each making similar allegations and referencing the same Class Period as the initial claims. The Court appointed Fred Spagnola, Michael Perron and David Chavez as Lead Plaintiffs, and the law firms of Weinstein Kitchenoff Scarlato & Goldman Ltd., and Savett Frutkin Podell & Ryan, P.C. as Co-Lead Counsel. The Court has consolidated all pending cases in the Eastern District of Pennsylvania. An Amended Consolidated Complaint was served on or about August 14, 2000, which claims an expanded Class Period, from December 7, 1999 to March 20, 2000 (inclusive), and contains several new allegations. On or about July 6, 2001, the Company and co-defendant Cowpland filed their answers to the amended Complaint, denying all liability to Plaintiffs and asserting various affirmative defenses. By order dated February 1, 2002, the Court granted Plaintiffs' motion for class certification and on May 3, 2002 approved the expanded Class Period as claimed in the Amended Consolidated Complaint. The parties are continuing their discovery processes. The trial date for this action has not yet been set.

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

  Item 4. Submission of matters to a vote of security holders

  a) A Special Meeting of Shareholders was held on October 2, 2002

  b) Two matters were submitted to vote:

  1) The approval of Resolution No. 1 - to reduce the stated capital account of Corel's Common Shares and Series A Participating Convertible Preferred Shares.

For	Shares Withheld
16,700,416	703,214

  2) The approval of Resolution No. 2 - to change the rights, privileges, conditions and restrictions for the 24 million Series A Participating Convertible Preferred Shares to facilitate the resale of the underlying Common Shares.

For	Shares Withheld
16,598,609	788,403

  Item 6. Exhibits and Reports on Form 8-K

  a) The following exhibits are included with the Company's 10-Q as filed with the SEC on October 15, 2002.

  Exhibit 99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  b) Reports on Form 8-K

  During the three-month period ended August 31, 2002, the Company filed with the SEC one Current Report on Form 8-K on August 28, 2002, including information requested under Item 5 & Item 7.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  COREL CORPORATION

  (Registrant)

  October 15, 2002 By: /s/ W. Martin Catto

  W. Martin Catto

  Executive Vice President, Finance

  and Interim Chief Financial Officer

  (Principal Financial and Accounting Officer)

  Form of Certification on Form 10-Q

  I, Derek Burney, certify that:

  1.I have reviewed this quarterly report on Form 10-Q of Corel Corporation ("the Registrant");

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

  6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  October 15, 2002

/s/ Derek Burney

  Derek Burney

  President and Chief Executive Officer

  Form of Certification on Form 10-Q

  I, W. Martin Catto, certify that:

  1.I have reviewed this quarterly report on Form 10-Q of Corel Corporation ("the Registrant");

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

  6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  October 15, 2002

/s/ W. Martin Catto

  W. Martin Catto

  Executive Vice President, Finance and Interim Chief Financial Officer

  Exhibit 99

  CERTIFICATION PURSUANT TO

  18 U.S.C. SECTION 1350,

  AS ADOPTED PURSUANT TO

  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Corel Corporation (the "Company") on Form 10-Q for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

  I, Derek Burney, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  October 15, 2002

/s/ Derek Burney

  Derek Burney

  President and Chief Executive Officer

  I, W. Martin Catto, Executive Vice President, Finance and Interim Chief Financial Officer the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  October 15, 2002

/s/ W. Martin Catto

  W. Martin Catto

  Executive Vice President, Finance and Interim Chief Financial Officer