Form 10-K
period 2002-11-30
COREL CORP
filed 2003-02-18
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

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

Title of Each Class

Common shares, no par value

Common share purchase rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]     No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.4054 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 12, 2003, the aggregate market value of Common Shares held by non-affiliates of the registrant, based on the closing sales price of $0.78 of the Registrant's Common Shares as reported on the NASDAQ National Market, was $71,635,225. As of that date 91,840,033 Common Shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None

COREL CORPORATION

FORM 10-K

For The Fiscal Year Ended November 30, 2002

Table of Contents

All financial information contained in this report is expressed in United States dollars, unless otherwise stated.

FORWARD-LOOKING STATEMENTS

The following information contains forward-looking statements as defined by the United States Private Securities Litigation Reform Act of 1995, involving Corel's expectations about future financial results and other matters. These statements reflect management's current forecast of certain aspects of Corel's future business. Specifically, this release contains forward-looking statements regarding the likely benefits from new product introductions and the need by the marketplace for the products under development; the programs being undertaken by Corel and expectations regarding the ability of Corel to increase sales and return to profitability; and results in future quarters and for the next fiscal year. The words "plan", "expect", "believe", "will", "intend", "anticipate", "forecast", "target", "estimate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results of operations to differ materially from historical results or current expectations. In particular, there can be no assurance that Corel's cost reductions will be adequate or that Corel will achieve a level of revenue that will allow Corel to return to profitability, that Corel will be able to produce and launch new products or that Corel will be able to successfully implement or complete the short-term and long-term programs that Corel has undertaken. Risk factors include shifts in customer demand, product shipment schedules, product mix, competitive products and pricing, technological shifts, Corel's effectiveness at executing its sales, marketing and development plans, the market acceptance of new products and other variables. Readers are referred to Corel's most recent reports filed with the Securities and Exchange Commission for a more complete discussion of the other risks and uncertainties. The factors underlying forecasts are dynamic and subject to change. As a result, forecasts speak only as of the date they are given and do not necessarily reflect Corel's outlook at any other point in time. Corel does not undertake to update or review these forward-looking statements.

PART I

Item 1. Business

GENERAL

Founded in 1985, Corel Corporation ("Corel") is a leading technology company specializing in content creation tools (graphic and office productivity), business process management and XML-enabled enterprise solutions. Our goal is to give consumers and enterprise customers the ability to create, exchange and instantly interact with visual content that is always relevant, accurate and available. With our headquarters in Ottawa, Canada, our common stock trades on the NASDAQ Stock Market under the symbol CORL and on the Toronto Stock Exchange under the symbol COR.

Corel was originally incorporated as Corel Systems Corporation under the Canada Business Corporations Act by Articles of Incorporation, dated May 29, 1985. Our name was then changed to Corel Corporation in May 1992. Corel was continued under the Canada Business Corporation Act by Articles of Amalgamation dated December 1, 1998, when it amalgamated with Corel Computer Corporation, a wholly owned subsidiary. We maintain executive offices and principal facilities at 1600 Carling Avenue, Ottawa, Ontario, Canada K1Z 8R7. Our telephone number is 613-728-0826 and our toll-free telephone number is 1-888-267-3548. We maintain a World Wide Web site at www.corel.com. The information on our web site should not be considered part of this Form 10-K report.

CORPORATE STRATEGY

Our business strategy is to leverage our expertise in content creation and open standards such as XML (Extensible Markup Language) in delivering solutions that empower customers to create, exchange and interact with visually rich content. Using Corel's solutions, customers have access to data that is always relevant, accurate and up to date, saving them time, reducing costs and giving them a competitive advantage.

We have established a global reputation for technological innovation, based primarily on the success of our established product lines, WordPerfect Office and CorelDRAW, which continue to generate significant revenues. These software solutions are used by customers to create content, whether it's text, a spreadsheet, an illustration or an image.

In October 2001, we acquired Micrografx, Inc. ("Micrografx"), a company that developed enterprise process management and graphics software, solutions and services. They also provided training, support and services to their customer base. The technology acquired from Micrografx is being used to develop new products that enable customers to create graphics-rich content that can be output easily and simultaneously to multiple channels, including the Web. This acquisition also gave us access to a new market, Enterprise Process Management ("EPM").

In March 2002, we completed the acquisition of SoftQuad Software, Ltd. ("SoftQuad"), giving us access to leading enterprise-class XML technology and expertise. Our consolidated statements of operations reflect the results of operations from the date of acquisition. SoftQuad was a founding member of the World Wide Web Consortium ("W3C"), the standards body that designed and defined the XML specification. Members of SoftQuad's management team played a key role at the W3C and were instrumental in the development of the XML standard, and are now members of our management team. Open standards such as XML and SVG (Scalable Vector Graphics) are a critical component of the new solution sets that we are developing for enterprise customers.

We are capitalizing on our software technology and development expertise to address new customer requirements fueled by the growth of Web services, the increasing reliance on mobile devices and the need to instantly access and interact with up-to-date information that has previously been constrained by proprietary file formats. As we execute this strategy, we continue to meet the needs of our existing customer base through our consumer offerings. The revenue generated from these product offerings will provide the necessary means for us to fund investments in new business opportunities and address customer requirements.

We service consumers with our flagship brands, WordPerfect and CorelDRAW. In addition, we offer a range of graphics solutions for creative professionals working in the design community and for technical illustrators working in the manufacturing industry. These solutions include applications like Corel Painter, our natural-media painting tool, and Corel DESIGNER, our technical illustration application. We target the education market primarily with our graphics solutions, which are available on both the Windows and Macintosh platforms.

We provide business and government customers with enterprise-class solutions, including our XML-based solutions Corel XMetaL and Corel Ventura, and our process management solutions, including iGrafx FlowCharter and iGrafx Process for Six Sigma. Our WordPerfect Office tools are also widely used by government clients and law firms in North America.

We instituted key operational improvements during 2002. We increased our focus on driving internal efficiencies and established the framework and infrastructure to better support our external partners, helping us reach out to new customers. To meet these objectives, we made a number of changes to the executive team in 2002, including the addition of a Chief Operating Officer and the alignment of our sales executives with our customer base and related partner channels.

Going forward in 2003, our strategy remains consistent -- to give customers the tools that enable them to create, exchange and instantly interact with "intelligent" visual content that is always relevant, accurate and available.

Over the coming year, we will continue to deliver advanced solutions to the marketplace, including the latest version of our WordPerfect Office suite, a new version of Corel Painter as well as new enterprise solutions based on open standards such as XML and SVG.

In 2003, we will strengthen our relationships with enterprise-focused partners and customers while increasing the overall visibility and awareness of our global brand with consumers. We will work closely with our channel partners to ensure that end-users and decision-makers recognize the value of the Corel brand at retail as well as in the enterprise market.

PRODUCTS

Our products are grouped into four portfolios: Graphics Solutions, Office Productivity Solutions, Process Management Solutions and Other (including XML Solutions). Our solutions include a range of software applications as well as training, technical support and professional services.

Graphics Solutions

Our graphics portfolio includes creative and technical graphics applications. Primary examples of graphics applications include illustration, photo-editing, painting, 3D rendering, and animation programs. Corel's graphics applications are developed principally for Windows and Macintosh operating systems, and are available in English and French as well as selected other languages.

Our creative graphics solutions include CorelDRAW Graphics Suite, Corel Painter, KnockOut and KPT effects. These applications are used principally by artists, designers and photographers who are self-employed or work in small-to-medium sized firms. Our tools are designed expressly to accelerate the creation process, offering designers maximum flexibility and control in applying creative effects. This allows our customers to work more efficiently and stay competitive within their respective industries.

Our technical graphics solutions are targeted at industries where precision and speed in creating technically precise illustrations are essential for success. Both Corel DESIGNER and CorelDRAW are used in the manufacturing, automotive and aerospace industries - from the conceptualization stage, through the design specification stage, to the production of technical manuals and marketing collateral.

To address the consumer market, Corel has a family of graphics offerings aimed at home users and design enthusiasts. These products are distributed through our retail channel partners and includes products such as Bryce and Picture Publisher.

Graphics remains one of our core development strengths. We are using this expertise to deliver upgrades to our current product line, while at the same time introducing new products, such as Corel Grafigo, that address the increasing demand for solutions that are mobile, collaborative and interactive. Below is a list of the our graphics solutions:

CorelDRAW Graphics Suite 11 features CorelDRAW 11 for page layout and illustration, Corel PHOTO-PAINT 11 for image editing and Corel R.A.V.E. 2 for vector animation.

Painter 7 is a digital painting application that simulates natural media, such as watercolors, inks, oil paints, chalks, pastels, and more. Compatibility with Adobe Photoshop means users can combine photo editing with the advanced capabilities of Painter 7.

KPT effects features nine plug-in filters that let users add effects to digital images. The plug-in filters help users create images that range from the practical to the fantastic, and add details that would be extremely time-consuming with any other application.

KnockOut is a masking tool that can perform complex masking functions while preserving fine image details, such as blurred or out of focus edges, hair, smoke and shadows.

Corel DESIGNER is the technical graphics solution that bridges the gap between AutoCAD and camera-ready images, providing a graphical tool set that supports a range of file types. Engineering departments and technical publishers can take advantage of it to create presentation-quality graphics that can be easily utilized in office software documents, presentations, Web and Intranet pages, and much more. With tools for image editing and creation, Corel DESIGNER is a complete graphics solution for technical illustration.

Corel Grafigo is a powerful tool for mobile professionals to create graphics, exchange ideas, and interact with colleagues in a collaborative environment. Providing an easy and intuitive way to leverage graphics on the go, the application allows mobile users to create accurate graphics from sketches through the use of shape recognition, symbols and tools. In addition, Corel Grafigo features annotation tools, such as digital ink and "onion skins" that enable enhanced collaboration and communication of ideas with colleagues.

Bryce offers an easy way to create, explore and animate 3D imagery for multimedia, video and the Web.

Picture Publisher is a photo-editing, image composition and painting application. It features a variety of image-enhancing filters to improve the quality of scanned images, and special effects filters, such as the new Red Eye Removal and Smart Blur tools that alter the appearance of images.

Office Productivity Solutions

Office productivity applications are designed for use by a broad spectrum of end users, regardless of business, industry or market segment.

We develop WordPerfect Office suite for the Windows platform. It is currently available in English and French, and includes a word processor, spreadsheet, and presentations package. The professional version of the suite also includes a relational database, Paradox. Our office suite is used principally in government and legal departments, academic institutions and small-to-medium sized businesses. Within a business setting, our office suite is used in departments that produce or edit a high volume of long, heavily formatted documents. In these types of settings, power and the ability to easily manage complex content are key requirements for productivity.

During the latter half of 2002, Corel secured a number of high-profile original equipment manufacturer ("OEM") wins with industry leaders including Hewlett-Packard, Dell, Sony and Gateway. For the first time, these vendors chose to replace Microsoft Works on certain systems and pre-load the WordPerfect Productivity Pack which includes WordPerfect word processor and Quattro Pro spreadsheet applications. These bundling wins increase our visibility with consumers and provide up-sell opportunities for future versions of Corel's Office Productivity applications.

Our presence in the consumer market was further supported with the release of WordPerfect Family Pack, a version of our office suite designed specifically for home users.

On an ongoing basis, we assess opportunities to include technologies in products that further enhance customer experiences. These technologies may be obtained through acquisitions or licensing agreements whereby we pay the supplier a royalty for the inclusion of their technologies in our products. The following outlines our current office productivity complement:

WordPerfect Office 2002 - Standard Edition contains the following applications:

-WordPerfect 10, Corel's world-famous word-processing program, providing all the features that users of word-processing products expect plus the ability to handle graphics, tables, spreadsheet data, charts, and images imported from other software programs;

-Quattro Pro 10, an integrated spreadsheet program with database, business graphics and Internet capabilities;

-Corel Presentations 10, a presentation graphics program for producing slide shows, overheads, transparencies and prints; and

-CorelCENTRAL 10, Corel's personal information manager and calendar application.

WordPerfect Office 2002 - Professional Edition adds Paradox 10 to the Standard Edition, a powerful data management tool that delivers advanced features such as the ability to publish a database to the Web. The speech-recognition technology of Dragon NaturallySpeaking is also included in the professional edition.

The next version of the WordPerfect Office Suite is slated for release in the spring of 2003.

Process Management Solutions

The iGrafx family of Enterprise Process Management (EPM) tools and services provides high-value solutions for organizations where performance management and process improvement are strategic initiatives. With these tools, business managers are able to visualize their processes and simulate "what if" scenarios in an effort to improve the overall efficiency and productivity of their organizations.

The following process management tools are developed and distributed by Corel:

iGrafx FlowCharter provides productive and easy-to-use tools for creating process maps, flowcharts, process flows and other business diagrams. IGrafx FlowCharter allows users to document even the most complex processes, systems or organization charts in the least possible time using intuitive drawing features. It outputs to the Web, presentations or print.

iGrafx Process builds on the power of iGrafx FlowCharter, adding '"what-if" modeling capabilities and graphical reports that managers can use to validate potential changes to business processes in a safe, risk-free environment. iGrafx Process enables the documentation and analysis of almost any business, manufacturing or transactional process and enables users to shorten cycle times, optimize resources and reduce costs.

iGrafx Process for Six Sigma customizes the process documentation, modeling and analysis capabilities of iGrafx Process to the specific needs of Six Sigma professionals. When applied as a part of a Six Sigma methodology, iGrafx Process for Six Sigma gives new insights into business processes and enables users to reduce time, eliminate risk, and increase the pay back for any Six Sigma project. Seamless integration with MINITAB brings a new dimension to Design of Experiments.

iGrafx IDEF0, iGrafx Integrated Definition language 0 (IDEF0) an add-on for iGrafx FlowCharter, enables organizations to quickly and easily build IDEF0-compliant diagrams, including FEO (For Exposition Only), text and node tree diagrams, and more. IGrafx IDEF0 and iGrafx FlowCharter components can be integrated and output to the Web, print or presentations.

iGrafx Process Central is a team-based collaborative groupware application that provides extensive version control, document security, query capabilities and a comprehensive audit capability. Based on industry-standard database platforms, iGrafx Process Central delivers a heterogeneous Web-enabled environment in which to share and communicate process and other document types essential to an EPM knowledge base.

XML Solutions

Leveraging our expertise in open standards, we are using XML and SVG to enhance our current product offerings and introduce new solutions that speak directly to the challenges resulting from the proliferation of content, the expansion of Web-based services, and the increasing customer demand for information that is instantly available and always up to date.

XML is a language that allows for the exchange of data on the Web and is an emerging standard for business-to-business e-commerce. Content management systems support the publishing process from authored document to final output, controlling and tracking the flow of work and managing revisions. XML, on the other hand, facilitates the reuse of information across documents and delivery media. As with other open standard technologies, XML enables organizations to streamline, automate and manage information flow, eliminating unnecessary duplication, reducing costs and improving service levels to customers.

Today, for example, traditional word processors and desktop publishing tools do not produce XML content that is suitable for cross-media publishing applications. Our vision is to offer solutions that not only enable non-technical authors within enterprises to create various types of content, but also to interact with and share XML content more easily, thereby allowing enterprises to deploy XML content management solutions more broadly within their organizations and across many delivery channels.

Incorporating standards based technologies such as XML and SVG into our existing applications, we will offer products, training and services that enable companies to leverage their investments in engineering drawings, technical illustrations, schematics and diagrams, and optimize them for use in Web-based applications such as parts catalogues, technical documentation, shop-floor viewing, and real-time monitoring and control systems. Corel Smart Graphics Studio is one example of how we are building on our core capabilities and developing new tools to help enterprise customers fully capitalize on their content assets. Moreover, we are working with partners to implement XML-enabled e-learning programs that allow educators to more effectively monitor and test the progress of their students.

The following XML-enabled solutions are developed by Corel:

Corel XMetaL is an XML editing application that enables customers to easily create XML content in a word processor-like environment. Corel XMetaL is the only richly customizable XML editor that supports both the W3C standards for customer-defined document type definitions and schemas, while outputting valid XML. In February 2003, we will be releasing a new version of Corel XMetaL, delivering four new applications that create a platform for an enterprise XML rollout. Comprised of Corel XMetaL Author, Corel XMetaL for ActiveX, Corel XMetaL Developer and Corel XMetaL Central, this platform simplifies the process of creating XML content, as well as managing and maintaining an XML infrastructure. It also enables customers to integrate XML authoring capabilities into any ActiveX-compliant Windows application.

Corel Ventura is a publishing application that specializes in the creation of highly formatted business documents. The publishing companion to Corel XMetaL, it includes XML import and the ability to natively produce PDF documents.

Corel Smart Graphics Studio is a development platform designed to speed and simplify the creation of SVG-based smart graphics - enterprise-class, graphically rich Web applications based on XML. Using Corel Smart Graphics Studio, Web designers and developers can easily create dynamic, data-driven graphics. These smart graphics enable enterprise and government customers to use visual interfaces to display the vital information contained in both their legacy and new Web service systems. Smart graphics applications are being used to create dynamic technical graphics for maintenance, repair and overhaul, visual control systems, mapping applications, and custom data visualizations. We are currently partnering with solution providers and early adopters, including Ford Motor Company, to pilot and enhance the design capabilities of Corel Smart Graphics Studio. Corel Smart Graphics Studio will be available in mid-2003.

MARKETING

Advertising, direct marketing and marketing materials are delivered through targeted programs designed to reach our core customer groups. These programs include (a) global advertising in trade and industry-specific publications; (b) joint promotions with computer retailers under which qualifying resellers and OEMs are reimbursed for certain advertising expenditures; (c) trade show and user group participation; (d) partner-focused marketing programs and (e) direct corporate marketing efforts. We have an in-house tactical and strategic marketing department which, in conjunction with third-party agencies, is responsible for conceptualizing, producing, placing and monitoring the effectiveness of our global ad copy, packaging and promotional material, and public relations programs.

In Q3 2002, we launched an innovative marketing campaign to introduce educators, students and artists across North America to our portfolio of graphics solutions. The Digitalism Tour visited schools, festivals, conferences, corporate accounts and special events throughout the latter half of 2002, in order to raise awareness of our offerings in the graphics arena. Featuring a mobile, interactive art studio and exhibition, The Digitalism Tour showcased our graphics solutions to students, educators and artists across North America. The tour was supported by partners including Intel, Sony, Wacom, Alias/Wavefront and The Art Institutes who provided equipment, financial support and presenters. The tour ran from July to January 2003.

SALES AND DISTRIBUTION

Our sales efforts are directed toward several customer types including consumers, business customers, individuals working in government and academic institutions, channel partners and OEMs. Our sales staff seek to build long-term relationships with customers and end users of our products. We operate as one global operating segment and in addition to the OEM channel, we have three major geographic sales and marketing areas: North America, Europe-Middle East-Africa and the rest of the world. Note 14 to the Consolidated Financial Statements (see Item 8) sets forth financial information by product group, sales channel and geographic region.

End user sales activities cover all of our products and target end users who make individual buying decisions for the computers they use at work or at home. These activities include developing and administering reseller relationships, channel marketing and promotions, end user marketing programs and seminars, events and product training for resellers.

The corporate licensing unit has responsibility for sales and marketing activities that target groups of users in all organizations and enterprises. The unit works directly with these organizations and enterprises, as well as with channel partners such as distributors, value-added resellers (VARs) and large account resellers (LARs), to provide complete office productivity solutions to this customer group. The unit's sales and marketing activities include providing technical training to channel resellers, and supporting and providing seminars, events and sales training for channel partners. The unit also has responsibility for administering the Corel Licence Programs worldwide. Key products for the corporate licensing unit are graphics, office productivity, process management and XML-enabled solutions.

The OEM customer unit works with OEMs that pre-install or bundle our software on their computers or peripheral hardware.

The following discussion outlines specific distribution channels that we utilize.

Distributors and Resellers. We sell our products worldwide to over 160 distributors for resale through software resellers. Distributors include Ingram Micro, Merisel, Tech Data and Navarre. Resellers include ASAP Software and Software House International. Within the United States and Canada, we have sales representatives and support personnel who solicit orders from distributors and resellers, and provide product training and sales support. In other countries, our sales personnel provide product training and sales support.

Licensing. We have a program designed to make it easier for large or small organizations to acquire and maintain our products. This program consists of two separate options. Corel Contractual Licensing offers flexible software acquisition, licensing and Maintenance options specially designed to meet the needs of large multinational organizations. Targeted audiences include technology specialists and influential end users in large enterprises. Sales efforts and fulfillment are generally co-ordinated through our network of large account resellers. This option also provides a site licence option that provides an easy and affordable way for organizations to standardize on a single software solution. This option allows organizations to license our software products over a fixed term. The minimum dollar commitment to qualify is approximately $25,000 for an entire organization or a defined portion of an organization.

Corel Transactional Licensing offers flexible software acquisition and licensing options specially designed to meet the needs of small- and medium-sized organizations. Sales efforts and fulfillment are generally co-ordinated through our network of distributors and resellers. We also receive orders for our legacy licence programs, including Corel License Program Universal. Over time, customers will be migrated to the licence options depending on their needs.

Solution Partners. Our Solution Partners program supports independent software vendors, consultants, VARs, system integrators, custom application developers and solution developers, as well as technical support and training organizations. Under this business partnership strategy, we provide sales and product information, development services, access to beta software, discounts on our products and dedicated developer technical support.

Approved Service Bureaus. The Corel Approved Service Bureau Program supports organizations that output and render files created with our graphics software applications, including CorelDRAW and Corel Ventura. Under this program, we provide members with product information, free priority technical support, referral services through Corel's Bulletin Board service, and customer service and technical support networks.

Direct Sales. We promote some of our products through direct sales techniques aimed at existing and potential users of our products. Fulfillment of product to the end user is either by direct shipment or through resellers.

Online Distribution. We offer our products online through third-party Web sites, including buy.com and egghead.com, as well as through our own eStore at www.corel.com.

Original Equipment Manufacturers (OEM) Channel. We market certain productivity, graphics and consumer software under licence agreements with OEMs that grant the OEMs the right to distribute copies of our products with their OEM hardware products. We have OEM agreements covering one or more of our products with most major PC and peripheral hardware vendors, including AGFA, Canon, Compaq, Cybermax, Dell, Epson, Gateway 2000, Hewlett-Packard, Packard Bell, PC Chips, Quantex and Vobis.

In the latter half of 2002, we noted a shift in the industry as more hardware vendors sought cost-effective alternatives that allowed them to protect their margins and offer customers established software solutions with strong brand recognition. As a result of this shift and our strong relationships with leading OEMs, we were able to secure new bundling arrangements for WordPerfect Productivity Pack, replacing Microsoft Works on certain computer systems from Hewlett-Packard, Dell, Sony and Gateway. Our long-standing relationships with OEMs are instrumental in exposing our product lines to new audiences of potential users. These bundling agreements lay the foundation for future revenue streams since users, after being exposed to an OEM version of our product, may choose to upgrade to future versions.

Partners and Distribution Channels. Channel partners include distributors, retail partners, Value Added Resellers and large-account resellers. Partnerships play a central role in our strategy to address both existing and future customers. In 2002, we sharpened our focus on this area of the business, organizing our sales and marketing efforts to better support both our consumer and enterprise-focused channel partners.

To further strengthen our relationships with our partners and key distributors, we appointed two new senior executives - David Roberts and John Deegan - both former Microsoft executives with established relationships within the enterprise and channel communities. These appointments are consistent with our commitment to leverage partnerships as a key route to market for our products and solutions.

GENERAL AND ADMINISTRATIVE, SUPPLY AND MANUFACTURING

Supporting functions responsible for managing business operations and overall business planning include corporate functions such as finance, administration, human resources, legal and information technology.

The principal materials and components used in our products include computer media and documentation. We are often able to acquire component parts and materials on a volume discount basis.

We contract all of our manufacturing activity to third parties. Manufacturing involves the duplication of computer media and user manuals, assembly of components, spot testing of the product and final packaging, all in accordance with our specifications. We believe there is an adequate supply of and source for the raw materials used in our products, and that multiple sources are available for media duplication, manual printing and final packaging. Our products are generally shipped as orders are received and accordingly, we have historically operated with little backlog.

RESEARCH AND DEVELOPMENT

The software industry is characterized by frequent changes in technology and user preferences, which require constant attention to software technology trends, shifting consumer demand and rapid product innovation. The pace of change has recently increased due to the burgeoning interest in the Internet, wireless networking and new programming languages and platforms, such as XML and Microsoft's .NET platform.

Accordingly, we must be able to provide new software products, and modify and enhance existing products on a timely and continuing basis to be competitive. We employ a strategy of internally developing software, contracting for the development of certain products by third parties and acquiring or licensing technology that will, in most cases, be enhanced by us. We believe that our ability to maintain technological competitiveness will depend in large part upon our ability to successfully enhance our existing products, develop new products on a timely basis and acquire or license complementary technologies and products in a timely manner. We strive to become as informed as possible at an early stage about changing usage patterns and hardware advances that may affect software design.

Our research and development expenses were $30.0 million, $27.2 million and $43.9 million in fiscal 2002, 2001 and 2000, respectively.

CUSTOMERS

We develop, license, sell and support software applications for consumers, business customers, and individuals employed in government departments and academic institutions. Our applications are built to run on most industry computers, including those produced by International Business Machines Corporation (IBM) and Apple Computer, Inc. Customers obtain our products primarily through distributors, resellers and OEMs. Note 14 to the Consolidated Financial Statements (see Item 8) identifies customers that represent more than 10% of Corel's revenues.

PRODUCT SUPPORT

We provide product support options to meet the needs of users of our products. The majority of in-house support personnel are located in Ottawa, Canada and Maidenhead, England. Certain support is also provided by qualified third-party support organizations in accordance with our specifications for quality and timeliness of the support response. We generally hire individuals with product expertise and provide them with the productivity tools, continuous product education, training and consistency processes to deliver quality support for our products. Coverage options currently range from standard, no-charge toll telephone support to fee-based offerings, providing unlimited toll-free telephone and technical support for all our products, 24 hours a day, seven days a week.

Users have access to our Knowledge Base, a database of technical support articles that is updated regularly with useful information regarding our products. We provide access to the Knowledge Base, technical support information and frequently asked questions and answers via our Web site (www.corel.com). We maintain an Internet news group to provide users with a mechanism to provide feedback as well as receive technical updates and notes. Additionally, up-to-date information about common issues and tips and tricks is stored on our Web site.

Our Customer Service representatives, including a number of third-party organizations, answer questions about product specifications and pricing, sell our products, and issue replacement media and documents.

COMPETITION

Competition and channel compression within distribution channels may adversely affect our business. We compete with other software vendors for access to distribution channels, and the attention of customers at the retail level and in corporate accounts. Other competitors with greater market share and significantly greater financial resources may command the attention of the retail accounts, the corporate market and OEMs. In order to compete for distribution channel space, we must offer compelling reasons to distribute our products at a reasonable price and offer compatibility with competitive products. We must also use innovative marketing campaigns to compel the distributor to carry our products. Inability to maintain distribution channel space could have a material adverse effect on our business, results of operations and financial condition.

The marketplace is intensely competitive and rapidly changing, and we may not be able to compete successfully in the future. Many of our current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources. The rapid pace of technological change constantly creates new opportunities for existing and new competitors, and can quickly render existing technologies less valuable. As the market for our products continues to develop, additional competitors may enter the market and competition may intensify. Inability to compete in any of the following areas could have a material adverse effect on our business, results of operations and financial condition: product performance, product features, ease of use, reliability, hardware and competitor compatibility, brand name recognition, product reputation, pricing levels of advertising, availability and quality of customer support, and timeliness of product upgrades.

Our consumer-oriented software products face competition from companies, including Adobe Systems Incorporated, JASC Software Inc., Macromedia Inc., and Microsoft. Our competitors in the graphics marketplace include Adobe, Macromedia and Apple Computer, Inc. Within the office productivity arena, our primary competitors include Microsoft, IBM (Lotus Development Corporation) and Sun Microsystems, Inc.

As we broaden our offerings in the XML Solutions category, we face competition from companies including Microsoft and Adobe, as well as Arbortext and Altova. In addition, as we expand our presence in the enterprise market with our process management offerings, we may face competition from companies such as IDS Sheer, Casewise and ProcessModel.

PROPRIETARY RIGHTS

We regard certain features of our internal operations, software and documentation as proprietary, and rely on contract, patent, copyright, trademark, trade secret laws and other measures to protect our proprietary information. We believe, however, that due to the rapid pace of innovation within our industry, factors such as technological expertise and creative skills of our personnel are more important to establishing and maintaining technological leadership than are the various legal protections of our technology.

We provide our products to end users under non-exclusive licences, which generally have a perpetual term, with the exception of academic licences, and are transferable provided the transferor erases or destroys its copy of the product. In special circumstances, we make source code available for certain products. The provision of source code may increase the likelihood of misappropriation or other misuse of our intellectual property. We license our products pursuant to "shrink wrap" and/or "click wrap" licences that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of Canada and the United States.

From time to time, we receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. We may find it necessary or desirable in the future to obtain licences from third parties relating to one or more of our products, or relating to current or future technologies. There is a risk that third parties will assert infringement claims against us in the future with respect to current or future products, and that any such assertion will require us to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend.

EMPLOYEES

As of February 12, 2003, we employed approximately 750 people on a full-time basis. Our success depends to a significant extent upon the performance of our executive officers and key technical, sales and marketing personnel. We believe that our future success will also depend in large part on our ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there can be no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements. Management believes relations with employees are favorable.

Item 2. Properties

The following chart outlines significant properties that we currently lease. In addition to these, there are smaller office spaces leased in various countries around the world that perform sales and marketing functions. Management believes that these facilities will be adequate for our immediate needs and that additional or substitute space is available if needed to accommodate expansion. We also have a total of approximately 20,000 square feet in Toronto, Canada, Dublin, Ireland and Woking, England that is currently vacant and we are seeking subtenants to take over the leases that expire from 2003 to 2025.

		Area	Expiration
Location	Purpose	(in square feet)	year
Ottawa, Canada	Corporate head office	177,000	2004
Burnaby, Canada	Sales and development	10,697	2006
Dallas, Texas	Sales and marketing	13,904	2005
Petaluma, California	Sales and marketing	2,363	2004
Portland, Oregon	Sales and development	10,908	2006
Annapolis, Maryland	Sales and development	10,588	2005
Maidenhead, England	Sales and administration	10,500	2015
Munich, Germany	Sales and administration	7,261	2005
Tokyo, Japan	Sales and administration	1,672	2004

Item 3. Legal Proceedings

On March 13, 2000, Corel was served with a complaint filed against it and Dr. Michael C.J. Cowpland by Plaintiffs Anthony Basilio and Fred Spagnola in the U.S. District Court for the Eastern District of Pennsylvania. The Complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The Complaint alleges that the defendants violated various provisions of U.S. federal securities laws, including Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, by misrepresenting or failing to disclose material information about Corel's financial condition. The Complaint seeks an unspecified amount of money damages. Further complaints were filed thereafter, each making similar allegations and referencing the same Class Period as the initial claims. The Court has consolidated all pending cases in the Eastern District of Pennsylvania. An Amended Consolidated Complaint was served on or about August 14, 2000, which claims an expanded Class Period, from December 7, 1999 to March 20, 2000 (inclusive), and contains several new allegations. On or about July 6, 2001, Corel and co-defendant Cowpland filed their answers to the amended Complaint, denying all liability to Plaintiffs and asserting various affirmative defences. By order dated February 1, 2002, the Court granted Plaintiffs' motion for class certification and on May 3, 2002, approved the expanded Class Period as claimed in the Amended Consolidated Complaint. Corel strongly disagrees with the claims made against it in the Complaint and intends to continue its vigorous defence of this action. This case is currently in the discovery phase. The trial date for this action has not yet been set.

In January 2002, Corel was notified of a claim filed December 28, 2001, which also names Micrografx (acquired by Corel in 2001) and 92 other defendants, by The Massachusetts Institute of Technology ("MIT") and Electronics for Imaging, Inc. ("EMI") in the U.S. District Court, Eastern District of Texas, for alleged patent infringement of U.S. Patent No. 4,500,919 relating to a system and method of color management. The subject patent expired in May 2002. Plaintiffs filed an amended complaint on April 25, 2002 (the "Complaint"), increasing the number of defendants to 214. The defendants include numerous large corporations, including Microsoft, IBM, Dell, and Nikon. The Complaint seeks injunctive relief and an unspecified amount of money damages. Both Corel and Micrografx have licensed from Eastman Kodak ("Kodak") a color management system included in the products identified in the Complaint, and as such, Corel has claimed indemnity from Kodak for losses arising from the Complaint, including for those claims of co-defendants who are claiming indemnity from Corel. This case is continuing in its discovery process. Corel strongly disagrees with the Plaintiffs' claims and intends to vigorously defend this matter.

In February 2002, Corel was served with a claim filed November 2, 2001 by Heidelberger Druckmaschinen AG, in the U.S. District Court, Southern District of New York, for alleged infringement of U.S. Patent No. 4,393,399 relating to a process for electronic color retouching. The subject patent expired July 12, 2000. The Complaint seeks an unspecified amount of money damages. This case is in the discovery phase. Management strongly believes that the claims made by Plaintiff are without merit and will continue to vigorously defend the action.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON SHARES

Our common shares are traded on the Toronto Stock Exchange (TSX) under the symbol COR and in the over-the-counter market on the NASDAQ National Market under the symbol CORL. The following table sets forth the range of quarterly high and low closing sale prices of the common shares in CDN$ on the TSX and in US$ on the NASDAQ National Market within the two most recent fiscal years.

	FISCAL 2002		FISCAL 2001
	High	Low	High	Low
The Toronto Stock Exchange	(Canadian dollars)
First Quarter	$ 3.93	$ 2.27	$ 5.90	$ 2.32
Second Quarter	2.67	1.70	4.02	3.07
Third Quarter	2.07	1.03	5.98	3.50
Fourth Quarter	1.89	1.03	5.01	3.00
NASDAQ National Market	(US dollars)
First Quarter	$ 2.50	$ 1.40	$ 3.88	$ 1.38
Second Quarter	1.65	1.10	2.65	2.00
Third Quarter	1.34	0.67	3.83	2.33
Fourth Quarter	1.21	0.64	3.20	1.87

As of February 12, 2003, there were 1,642 holders of record of common shares. A substantial number of our common shares are held by depositories, brokerage firms and financial institutions in "street name." Based upon the number of annual reports and proxy statements requested by such nominees, management has determined that the number of beneficial holders of Common Shares approximates 90,000 holders.

On February 3, 2003 we received a NASDAQ Staff Determination that our common stock had not maintained the minimum bid price requirement for continued listing on The NASDAQ National Market. As a result, we were given until 4:00 pm on February 10, 2003 to indicate our desired course of action. We could apply to transfer our securities to The NASDAQ SmallCap Market, or we could appeal Staff's determination to a Listing Qualifications Panel. The letter indicated that if we do not transfer or appeal, our securities will be delisted from The NASDAQ National Market on February 12, 2003. We decided that the best course of action would be to request a hearing, and on February 7, 2003, we had completed a press release and Request for Hearing, both of which were prepared for issuance that day. Prior to issuing the release and submitting the Request for Hearing, we were advised by The NASDAQ Listing Qualifications department on that day to suspend these actions until at least February 14, 2003, as it is expected that the current NASDAQ proposal to the SEC to extend the minimum bid price rule period may be approved in the very near future, rendering the notice of delisting and its requirements moot.

LIMITATIONS AFFECTING SECURITY HOLDERS

There is no law or government decree or regulation in Canada that restricts the export or import of capital, or affects the remittances of dividends, insurance or other payments to a non-resident holder of common shares.

DIVIDEND POLICY

We have neither declared nor paid cash dividends on our common shares since our inception and we do not anticipate paying any dividends in the foreseeable future, but intend to retain future earnings for reinvestment to finance the growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors. There is no Corel policy with regards to the timing or amount of common share repurchases and cancellation. There are no plans to repurchase and cancel common shares at this time.

Item 6. Selected Financial Data

The Statement of Operations data set forth below with respect to the years ended November 30, 2002, 2001 and 2000, and the balance sheet data as at November 30, 2002 and 2001, are derived from the audited financial statements of Corel, included in Item 8 hereof, and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as at November 30, 2000, 1999 and 1998 are derived from audited financial statements of Corel not included in this Annual Report on Form 10-K. The Statement of Operations data set forth below with respect to the fiscal years ended November 30, 1999 and 1998 are derived from audited financial statements not included in this Annual Report on Form 10-K. All amounts are in United States dollars.

	Year ended November 30
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Canadian GAAP

Revenue	$126,701	$134,320	$157,487	$243,051	$246,827

Income (loss) from continuing operations(1)	(96,424)	(7,324)	(55,348)	16,716	(30,448)

Income (loss) from continuing operations
per share (fully diluted)(1)	(1.09)	(0.10)	(0.80)	0.27	(0.51)

Cash and short-term investments	75,826	103,000	127,430	18,021	24,506

Working capital	63,457	86,507	106,662	23,781	4,692

Total assets	130,927	235,699	218,587	139,716	124,596

Novell obligations			10,000	6,594	12,322

Shareholders' equity	92,130	171,623	162,644	64,366	28,583

	Year ended November 30
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
US GAAP

Revenue	$126,701	$134,320	$157,487	$243,051	$246,827

Income (loss) from continuing operations	(93,238)	(11,635)	(55,348)	16,716	(30,448)

Comprehensive (loss) income(1)	(93,569)	(12,398)	(56,318)	18,780	(30,448)

Income (loss) from continuing
operations per share (diluted)(1)	(1.05)	(0.16)	(0.80)	0.27	(0.51)

Cash and short-term investments	75,826	103,000	127,430	18,021	24,506

Working capital	63,457	86,414	106,353	22,743	4,692

Total assets	129,802	230,174	219,990	142,818	124,596

Novell obligations			10,000	6,594	12,322

Shareholders' equity	91,005	167,643	163,738	66,430	28,583

(1) Fiscal 2002 includes $49.9 million in impairment of goodwill and $17.9 million in write-down of acquired technology. Fiscal 2000 includes a $14.6 million gain on investments. Fiscal 1999 includes $6.4 million in settlement proceeds. Fiscal 1998 includes $15.9 million in restructuring charges.

See Item 8 - Financial Statements and Supplementary Data, and the Notes to Corel's Consolidated Financial Statements, Note 15 - Significant Differences Between Canadian and United States GAAP for an explanation of differences.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Despite the progress we made in advancing our strategy, our financial performance in 2002 was adversely impacted by the persistently soft economy and the associated decline in IT spending. Overall, revenues for fiscal 2002 were $126.7 million, down 6.0% from the prior year. As a result of this decline and corresponding decrease in our share price, we reviewed the value of our goodwill and acquired technology. Based upon this review, our market capitalization and independent valuations, we incurred a $67.7 million non-cash charge for the write-down of intangible assets. The write-downs related to intangible assets associated with our acquisition of Micrografx and SoftQuad. Despite the challenges posed by the uncertain economic climate, we remained focused on executing our strategy and made the investments necessary to support our long-term growth.

Our business strategy is to leverage our expertise in content creation and open standards such as XML (Extensible Markup Language) to deliver solutions that allow customers to create, exchange and interact instantly with visually rich content. Using Corel's solutions, customers have access to data which is relevant, accurate and up to date, saving them time, reducing costs and giving them a competitive advantage.

We develop, manufacture, license, sell and support software that is grouped into four main solution categories: Graphic Solutions, Office Productivity Solutions, XML Solutions and Process Management Solutions. As customer needs evolve, we are developing solutions that enable customers to create, deploy and interact with content across multiple delivery channels.

On January 23, 2001, we announced a corporate strategy designed to reposition us for long-term growth and profitability. We began with a renewed emphasis on fiscal discipline that focused on preserving our existing office productivity business, while growing our graphics revenues through the introduction of new products aimed at creative professionals. The cost reductions achieved in fiscal 2001 provided evidence of our success in injecting the necessary financial discipline into our operations. Next, we focused on growth through strategic investments. The acquisitions of Micrografx (October 2001) and SoftQuad (March 2002) provided access to complementary technologies, technical expertise, an expanded customer base, and increased access to European markets. In 2003, we will continue to balance our investments in research and development with our incoming revenues to ensure that we address the evolving needs of the market while running the business profitably.

On October 29, 2001, we acquired Micrografx for $33.8 million consisting of shares and cash. Micrografx developed Enterprise Process Management (EPM) and graphics software, solutions and services. The technology acquired from Micrografx will aid in the development of new products that enable customers to create graphic rich content that can be output easily and simultaneously to multiple channels, including the Web. Upon close, approximately 6.9 million common shares were issued to former Micrografx shareholders for a value of $16.0 million and the balance of the purchase price was paid in cash in October 2002. Through this acquisition, Corel gains access to a new client base focused on the delivery of EPM tools. With the support of our partners, we are using these solutions to increase our penetration in enterprise accounts. Our results from operations presented reflect the combined revenues and expenses from the date of acquisition, consequently fiscal 2001 contains only one month of Corel and Micrografx operations.

On March 15, 2002, we acquired SoftQuad by issuing 11.1 million common shares. This resulted in a total purchase price of $18.1 million. SoftQuad was a developer of XML-enabling technologies and commerce solutions for e-Business.

On November 6, 2002, as part of streamlining our operations we reduced our workforce by 220 people, or 22%. These changes will result in a payroll cost reduction of approximately $12.0 million per year on an ongoing basis and resulted in a charge to income of $5.9 million for redundancy and lease termination charges.

RESULTS OF OPERATIONS

Fiscal 2002 compared to fiscal 2001

Revenue

Management believes the 5.7% decrease in revenue to $126.7 million in fiscal 2002 is a result of having the majority of our revenue come from established products that are in the later stage of their life cycles. As a result, we have taken steps to improve revenue by acquiring technology and product lines, giving us access to new enterprise markets. The enterprise market has a longer sales cycle, resulting in slower growth in our new markets than the decline we experienced in established markets. We were also negatively impacted by the general economic conditions and decline in consumer spending in the U.S.

We provide for estimated future returns, exchanges and price protection. The timing of establishing the provision and actual usage may vary according to the respective product's life cycle and/or the amount in inventory in the distribution channel.

Revenue by product groups

Revenue from Graphics Solutions (formerly Creative Products) decreased by 10.2% from fiscal 2001 largely due to the lack of market acceptance of Mac OS X. There was a decrease in revenue for products that we had developed for this operating software: Painter and Bryce. There was also a $6.6 million decrease in revenue from legacy consumer application products that were not actively marketed during fiscal 2002. However, these declines were offset by a $6.3 million increase in revenues that resulted from products acquired from Micrografx, such as Corel DESIGNER and Picture Publisher. Revenue from Graphic Solutions products is expected to remain relatively consistent in fiscal 2003 with a small decrease overall as certain unprofitable product lines are dropped.

Office Productivity Solutions (formerly Business Applications) revenue declined 16.9% from fiscal 2001, as a result of no new releases of WordPerfect Office. The release of WordPerfect Office 2002 was in the second quarter of 2001 and the next release is scheduled for the first half of 2003. The decrease in revenue can also be attributed to a reduction of the number of languages in which WordPerfect is localized and the loss of certain retail accounts in the North American market. This decrease was slightly mitigated by the increase in sales generated by WordPerfect Family Pack 4, released in the third quarter of 2002, and bundling deals with Dell and Hewlett-Packard. We anticipate that office productivity revenue will continue to decline in fiscal 2003 due to the maturity of the product. However, the rate of decline should be less than currently experienced due to the release of a new version of WordPerfect Office in the first half of 2003.

Revenue from Process Management Solutions increased by $8.1 million from $0.2 million to $8.3 million. This increase is the result of a full year's revenue in fiscal 2002 for the iGrafx line of products versus one month of revenue in fiscal 2001. Revenues from Process Management products are forecasted to increase in fiscal 2003 as we increase our focus within this market.

Other product lines, which includes XML Solutions, increased by $1.7 million from $1.5 million to $3.2 million. This increase is a result of offering new products, mainly XMetaL acquired from SoftQuad, in March 2002. With the recent launch of Corel Ventura, we have reclassified it from Creative Products to XML Solutions and adjusted prior years' segmented comparative figures to reflect this reclassification. Revenue from XML Solutions is forecasted to increase in fiscal 2003 as we further develop this technology.

Revenue by sales channels

Retail product revenue was down 11.7% from fiscal 2001 as a result of expanding our focus to direct corporate sales in addition to the retail channel, and the general economic downturn.

OEM revenue declined 35.2% from 2001 levels as a result of tighter margins being demanded by our customers as the margins for personal computers decreased. We have responded to the changing market by partnering with OEMs such as Hewlett-Packard and Dell and obtaining revenue through up-sell programs. Revenue from these programs is not included in OEM revenue.

Corporate licence revenue increased by 12.2% as a result of our increased focus on enterprise accounts and the launch of a new licensing program in the Summer of 2002.

Revenue by region

Revenue in North America decreased by 7.4% from the previous year. There were, however, significant declines in revenue from our two flagship products, CorelDRAW and WordPerfect. The decline in WordPerfect is consistent with the revenue patterns typical as a product nears the end of its version life cycle and customers begin to anticipate the next release. The first three weeks of the CorelDRAW Graphics Suite 11 launch were negatively impacted by delays in moving the product through our distribution channel. These issues were subsequently resolved.

Europe, Middle East and Africa (EMEA) revenue increased by 20.0% as a result of our increased marketing and sales efforts and the additional product lines acquired from Micrografx.

Revenue in the rest of the world is mostly from the Latin America and Asia Pacific regions and was down 30.9%. This was due to the increase in our focus on the enterprise market which adversely affected the retail market. Future revenue is expected to increase as we strengthen our relationships with our distribution partners.

In the fourth quarter of 2002, we realigned our geographic segments to be more comparable with our competitors. We removed OEM revenue from traditional geographic regions, as our customers for OEM products are global companies and are not specific to one area. Comparative figures have been reclassified accordingly. The decrease in OEM revenue is a result of our adapting to the changing market and partnering with OEMs such as HP and Dell, and obtaining revenue through up-sell programs. Revenue from these programs is not included in OEM revenue as it can be directly attributed to a specific region.

Cost of sales and gross profit

In cost of sales, we included all costs associated with the acquisition of components, the assembly of finished products, product royalties and shipping. Costs associated with warehousing are included in general and administrative expenses.

We have historically included the amortization of acquired technology as a component of cost of goods sold. To make the analysis of our financial results more comparable with general industry practices, these costs have been reclassified for all periods presented to depreciation and amortization expense. After this change, the gross margin for 2002 was 88.5%, up from 86.7% in 2001. Cost of sales declined by 18.7% from 2001. This is a result of reduced royalty costs from 2001, in particular those associated with graphics products, and the increase in corporate licence sales, which require minimal manufacturing costs.

The reduction in royalty costs in 2002 helped to offset transitional costs associated with the change in our contract manufacturer that occurred in June 2002. All product manufacturing was relocated from operations based in Canada and Ireland to facilities in the U.S. and the Netherlands. This move is expected to improve efficiencies, reduce inventory and better serve our customers. As a result, it is anticipated that the costs associated with assembly and manufacturing will decline as a percentage of revenue, with the net effect being a marginal improvement in the gross profit margin percentage.

Sales expenses

Sales expenses include sales staff expenses, sales promotion and advertising expenses, and technical support costs. The year-over-year increase of 50.0% is a result of increasing our presence in EMEA and broadening our sales focus to include the enterprise market. Part of the increase in sales expenses resulted from an effort to streamline operations that occurred in the Fall of 2002, resulting in a $1.4 million charge to income. As a result of these efforts, sales expenses are expected to decrease in 2003 as we harmonize our sales force and business strategy.

Marketing expenses

Advertising expenses, which include employee expenses, marketing, advertising and trade show expenses, and agency costs, increased by 28.7% ($5.3 million). The increase was primarily a result of the cost of rebranding efforts that resulted in increased agency costs. The increase in the number of products that resulted from the acquisitions of Micrografx and SoftQuad also gave rise to increased marketing and advertising expenditures. In addition, marketing expenses increased as a result of the launch of the Digitalism Tour in the latter half of fiscal 2002. This program is a customized tractor trailer that visits schools, festivals, conferences, corporate accounts and special events in an effort to raise awareness of our Graphic Solutions products with educators, students and artists in North America. Marketing expenses are expected to remain consistent or decrease slightly in fiscal 2003, as most of the initial outlay related to the Digitalism Tour has been previously expensed.

General and administrative expenses

General and administrative expenses include expenses associated with human resources, finance, legal, manufacturing, senior management, information systems, facilities and corporate governance. General and administrative expenses remained unchanged from 2001. Included in fiscal 2001 general and administrative expenses were consulting costs associated with the development of a corporate strategy. Bad debt expenses decreased by $2.6 million as a result of improved credit controls. There were further cost savings in fiscal 2002 from rationalizations that occurred in the fall of 2001. These savings were off-set by costs associated with the efforts to streamline operations in the fall of 2002. These efforts resulted in a $3.4 million charge in the fourth quarter that consisted of $0.6 million in severance and $2.8 million associated with charges related to facilities no longer required for operations. We also experienced increases in certain administrative costs such as corporate expenses related to acquisitions and business operations.

Research and development expenses

Research costs are expensed as incurred. Development costs related to software products developed for sale are expensed as incurred unless they meet the criteria for deferral under generally accepted accounting principles. Research and development expenses are reported net of recorded Canadian investment tax credits.

Research and development expenses increased by $2.8 million (10.4%) as a result of increased development work required as a result of the acquisition of Micrografx and SoftQuad. There was also an increase in localization costs resulting from the release of a new version of CorelDRAW that is localized into more languages than most of our products.

Depreciation and amortization expenses

In the third quarter of 2002, we reclassified amortization related to acquired technology to depreciation and amortization. Comparative numbers have been reclassified accordingly. Depreciation and amortization increased $6.6 million (48.5%) as a result of the increase in technology acquired from Micrografx ($8.8 million) and SoftQuad ($15.3 million). In the fourth quarter of 2002, a review of our capitalized technology indicated there was an impairment and consequently certain assets were written down to fair market value (see Technology write-down below). As a result of this write-down, depreciation and amortization expenses are forecasted to decrease substantially in 2003.

Impairment of goodwill

During the third quarter of fiscal 2002, a review of our current market capitalization suggested that our goodwill was impaired and that the carrying amount may not be recoverable. Following this review, we determined that the impairment loss to be recognized was the full carrying amount of such goodwill of $49.9 million. This write-off due to impairment was a non-cash charge to income.

Technology write-down

During the fourth quarter of fiscal 2002, a review of our existing and acquired technology assets suggested that these assets were overvalued. To determine the appropriate carrying value of the technology, we requested an independent valuator to evaluate the fair market value of acquired technology. The valuation suggested that the fair market value was $17.8 million less than the carrying value. As a result, we reduced the cost of our acquired technology by $17.8 million to reduce it to the lower of cost or market. This write-down included assets acquired from Micrografx ($6.7 million) and SoftQuad ($11.0 million). See Note 4 to the Consolidated Financial Statements (Item 8) for additional details. This write-down due to asset impairment was a non-cash charge to income.

Interest revenue

Interest revenue, net of expense, declined 67.0% from fiscal 2001. This decline is primarily attributable to the $45 million decline in cash available for investment during 2002 (see Liquidity and Capital Resources section for an analysis of use of funds). In addition, interest rates in 2002 were significantly lower than rates in 2001.

Income taxes

We operate in a number of different countries and consequently, our tax rates are affected by the profitability of our operations in those countries. In fiscal 2002, we recorded a tax recovery of $8.6 million on a pretax loss of $103.8 million. The recovery includes the reversal of future tax liabilities originally recorded as part of the acquisitions of Micrografx and SoftQuad. The reversal of the liabilities relates to the write-off of a significant portion of the technology acquired in those acquisitions.

Fiscal 2001 compared to fiscal 2000

Revenue

We believe the 14.7% decrease in revenue to $134.3 million in fiscal 2001 is partially a result of focusing on profitability instead of revenue. As part of our corporate strategy, we moved away from the retail market and instead emphasized corporate sales. Certain non-profitable product lines were dropped during the year. WordPerfect was not localized in as many languages as it had been in the past. This resulted in a reduction in expenses which improved profitability while reducing revenue. We provide for estimated future returns, exchanges and price protection. The timing of establishment of the provision and actual usage may vary according to the respective product's life cycle and/or the amount of inventory in the distribution channel.

Revenue by product groups

Revenue from Graphic Solutions (formerly Creative Products) remained relatively constant, showing a 2.6% decline from fiscal 2000. During the year, a number of new Creative Products were released: CorelDRAW ESSENTIALS, a software package for graphics users combining the functionality of CorelDRAW 9 and Corel PHOTO-PAINT 9; Corel GRAPHICS SUITE 10, a creative tool for the Mac environment; and the entire procreate line of products. These releases helped maintain revenue in a competitive market during an economic downturn.

Office Productivity Solutions (formerly Business Applications) revenue declined 25.2% as a result of a change in focus for business applications. WordPerfect Office 2002 was released in the second quarter of 2001 and was not localized into as many languages as was done historically. This resulted in decreased revenues in many foreign jurisdictions. A decision to not reduce prices and a focus on profitable products resulted in a decline in revenues. However, expenses declined in greater proportion than the decline in revenues. The global economic downturn experienced in 2001 also negatively affected business application revenues.

Other product lines revenue declined 51.6% as Corel LINUX OS was exclusively licensed for distribution to a third party in August 2001, resulting in obsolescence of the product line.

Revenue by sales channels

Retail product revenue was down 2.8% from fiscal 2001 as a result of the general downturn in the economy.

OEM revenue declined 34.9% from 2000 levels as a result of the change in our focus and the general economic downturn. As our product mix changes, product offerings for OEM become limited. OEM offers high volume, low cost products, a market we are moving away from with WordPerfect Office 2002 not being offered as an OEM product. With the downturn in the economy, OEM partners have looked to ways of cutting costs of products, resulting in a decrease in demand for our products by OEMs.

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

EMEA revenue was down 15.9% as a result of us not localizing as many of our products as we did in the past. Revenue in EMEA is expected to increase in fiscal 2002 as a result of a significant increase in our operating infrastructure in there.

Revenue in the rest of the world was down 18.1%, due primarily to changing our product strategies and from not localizing WordPerfect Office 2002 into as many languages as was done historically.

Cost of sales and gross profit

In cost of sales, we include all costs associated with the acquisition of components, the assembly of finished products, product royalties and shipping. Costs associated with warehousing are included in selling, general and administrative expenses.

We have historically included the amortization of acquired technology as a component of cost of goods sold. To make the analysis of our financial results more comparable with general industry practices, these costs have been reclassified for all periods presented to depreciation and amortization expense. Gross profit as a percentage of revenue increased 14.0% as a result of improved inventory management and purchasing techniques. These process changes, such as building to requirements instead of building to sales forecast, resulted in fewer charges to cost of sales for obsolete products. The improved cost of sales can also be attributed to a significant reduction in the amount of inventory on hand as well as in the distribution channel.

Sales expenses

Selling expenses increased by $8.8 million (43.6%) as a result of the expenses incurred to support the release of products supported by the Mac OS X platform. This increase is also a result of the increase in sales staff and consulting expenses.

Marketing expenses

Marketing expenses, which include all marketing, advertising and trade show expenses, decreased by 44.8% as a result of the cost-reduction plan implemented in fiscal 2000. During fiscal 2001, we had a more focused marketing strategy, resulting in advertising dollars being spent in areas that would provide the best benefit for the cost. We also reduced the number of trade shows we attended, which further reduced advertising expenses.

General and administrative expenses

General and administrative expenses declined by $31.3 million (47.8%) as a result of the cost-cutting plan implemented in the first half of fiscal 2000. This decrease was partly offset by increases of approximately $4.0 million in consulting fees that resulted from development of our corporate strategy. Additional non-recurring charges of approximately $1.5 million that occurred from the restructuring of our business further offset the reduction in general and administration expenses.

Research and development expenses

Research costs are expensed as incurred. Development costs related to software products developed for sale are expensed as incurred unless they meet the criteria for deferral under generally accepted accounting principles. Research and development expenses are reported net of recorded Canadian investment tax credits.

Research and development expenses declined $16.7 million (38.1%) as a result of the cost-cutting plan implemented in the first half of fiscal 2000. As noted previously, one such initiative was the decreased localization of WordPerfect Office 2002.

Depreciation and amortization expenses

Depreciation and amortization increased $2.3 million (20.6%) as a result of the cost-cutting plan implemented in the first half of fiscal 2000. There was a decrease in capital asset additions of $11.7 million, excluding our acquisition of Micrografx capital assets in

October 2001.

Interest revenue/expense

Interest revenue consisted primarily of interest earned from the investing of our funds (cash and cash equivalents, restricted cash and short-term investments) resulting from Microsoft's investment in Corel in October 2000. Interest expense in fiscal 2000 related to Novell obligations for the acquisition of the WordPerfect technology from Novell, Inc. The obligation was repaid during fiscal 2001.

Income taxes

We operate in a number of different countries and consequently, our tax rates are affected by the profitability of our operations in those countries. In fiscal 2001, we recorded a tax expense of $4.0 million on a pretax loss of $2.8 million. The tax expense primarily related to withholding tax on income from foreign jurisdictions and income tax from prior year reassessments.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2002, our principal sources of liquidity included cash and cash equivalents and short-term investments of $75.8 million ($103.0 million in 2001), and trade accounts receivable of $20.0 million ($18.7 million in 2001). In addition, at November 30, 2002, only $1.6 million of cash was restricted in use as security against certain corporate financial obligations compared to $19.4 million of cash at November 30, 2001, as the $16.3 million held in trust as a requirement of the participation rights issued in the acquisition of Micrografx was paid out to former Micrografx shareholders in October 2002.

Cash used in operations was $19.7 million for fiscal 2002 compared to cash provided by operations of $15.1 million for fiscal 2001. The decrease of $34.9 million was primarily due to planned increases in sales and marketing expenses in 2002 and lower overall revenues. While our loss increased from $7.3 million in 2001 to $96.4 million in 2002, $67.7 million of the current loss resulted from write-downs of goodwill and technology which had no impact on cash.

Trade accounts receivable, net of provisions, remained fairly constant from 2001 to 2002, increasing by only $1.3 million to $20.0 million at the end of 2002. Accounts payable and accrued liabilities decreased to $22.6 million at November 30, 2002 from $27.9 million at November 30, 2001. The higher balance in 2001 reflected the assumption of Micrografx accounts payable and accrued liabilities, as the acquisition of Micrografx closed on October 30, 2001 adding a significant amount to our 2001 year end payable balances.

The only financing activity in 2002 was the issuance of common shares under our employee stock option plan for proceeds of $0.1 million. Financing activities used $9.7 million in 2001, consisting primarily of the $10.0 million used to repay the Novell debt. Repayment of Novell obligations was based on an agreement that we reached with Novell in fiscal 2000 whereby the balance due was fixed and was repaid in three equal payments of $5.0 million.

Investing activities provided $13.6 million in 2002 compared to the use of $107.9 million in fiscal 2001. The cash was provided through the redemption of short-term investments. In 2002, we continued to reduce our spending on capital assets, with 2002 purchases totaling $3.2 million compared to $7.8 million in 2001. The other significant use of cash in 2002 was the $3.6 million of costs relating to SoftQuad. The $3.6 million consists of closing costs plus the net amount of obligations assumed with the acquisition of SoftQuad . Significant uses of cash in fiscal 2001 were our investment of $78.1 million in short-term investments and the $16.3 million of funds placed in trust to satisfy the requirements of the participation rights issued as part of the acquisition of Micrografx. The $16.3 million was fully paid out to former Micrografx shareholders in the fourth quarter of 2002.

At November 30, 2002, our capital resource commitments consisted primarily of lease arrangements for office space and corporate sponsorship of sporting venues. No significant commitments exist for future capital expenditures. We believe available balances of cash and cash equivalents and short-term investments are sufficient to meet our working capital requirements for the foreseeable future.

FUTURE PAYMENTS UNDER LEASE AND SPONSORSHIP CONTRACTS

See Note 7 to the Consolidated Financial Statements (Item 8).

RISKS AND UNCERTAINTIES

We are optimistic about our long-term prospects; however, the following risks and uncertainties among others, could have an effect on future operating results.

We incurred losses in each of the past three fiscal years. In order to sustain long-term profitability with appreciation of the stock value, our revenues need to increase along with continued improvements to our cost controls. There are many factors that will affect demand for our product and future revenues; general economic conditions and corporate capital spending, PC unit sales, price competition, exchange rate fluctuations, channel compression within distribution channels, pace of technological change, competition with greater resources. A number of these factors have been discussed earlier in this Form 10-K.

The demand for our products is affected by various factors, many of which are beyond our control. For example, overall general economic conditions have not generally improved and this may affect the overall rate of capital spending by our corporate customers. If general economic conditions do not improve, demand for our products may suffer and operating results may not be as expected.

Our share of the market for each of our Graphic Solutions and Office Productivity solutions has declined in the past three fiscal years.Continued loss of market share could occur if users of our graphic solutions and office productivity solutions elect not to upgrade to newer versions of our applications. In addition, the introduction of new graphics, XML and process management solutions planned for the coming year may fail to achieve a market share sufficient to offset the aforementioned losses.

Many of our current products are used principally on personal computers (PCs).Accordingly, our current revenue growth is tied to the sales demand for PCs.A reduction in this demand may result in lower revenues. Any slowing of growth of PC unit sales may adversely affect our revenue growth.

Pricing pressures continue to intensify in the PC software applications market. Corporate licensing, discount pricing for large volume distributors and retailers, product bundling promotions and competitive upgrade programs are forms of price competition that may become more prevalent. In addition, enterprise-wide versions of products are generally priced lower per user than individual copies of the same products. We also compete with companies that produce standalone graphics and desktop publishing applications that might serve a specific need of a user or class of users at a price below that of our products. Reductions in the prices of our products could result in the lower revenue and reduced profit margins.

Our revenues and expenses are denominated in different currencies and are therefore subject to exchange rate fluctuations. A substantial portion of our revenues and local operating expenses in Europe are in euros. As a result, we are at risk from exchange rate fluctuations between the euro and the United States dollar.

We face risks in doing business in foreign countries that could adversely affect our revenues and profitability. Currently, we market our products in more than 60 countries. We anticipate that sales outside of North America will continue to account for a significant portion of total sales. These sales are subject to risks including imposition of government controls, export licence requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs, differences in copyright protection and difficulties in managing accounts receivable.

Approximately 50% of our sales for the past two fiscal years were made in the United States. As a result, adverse developments to the United States economy could impact demand for our products and have a material adverse effect on revenues and profitability.

Our success depends to a significant extent on the performance of our executive officers and key technical and marketing personnel. The loss of certain key employees could have a material adverse effect on our ability to develop or sell products. We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining these personnel.

It is possible we could become a passive foreign investment company, or PFIC, for United States federal income tax purposes, which could result in negative tax consequences to our shareholders.The PFIC determination is a calculation made annually on the basis of facts and circumstances that may be beyond our control (including fluctuations in the market value of our stock and the market value of operational assets).We have not made a determination of our possible status as a PFIC and we cannot assure you that we would not be considered a PFIC for this year or future years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants ("AICPA"), SOP 98-9, "Modification of 97-2, Software Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission ("SEC").

We record product revenue from packaged software and licence fees when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable.

Revenue is net of a provision for product returns. In computing this provision, we use estimates and professional judgement. These estimates are based on information on channel inventory and current return rates. Consequently, actual return rates could vary materially from our estimates. An increase in the return rate could result from changes in consumer demand. Should this variance occur, revenue could fluctuate significantly. Variances from estimated return rates and actual return rates are adjusted on a monthly basis.

At the time of contract signing, we assess whether the fee associated with the revenue transactions is fixed and determinable based on the payment terms associated with the transaction. We consider the fee to be fixed and determinable if it is due within our normal payment terms, which are generally 30 to 90 days from invoice date.

We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If it is determined that collection of a fee is not reasonably assured, management defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

We use binding purchase orders and signed licence agreements as evidence of an arrangement. Our arrangements do not include acceptance clauses.

We review our accounts receivable and evaluate the adequacy of our allowance for doubtful accounts. Specific items that are analyzed include historical bad debts, changes in customer payments, and current economic trends.

Income taxes

We have a net future tax asset, the principal components of which are book and tax differences on assets and net operating loss carryforwards. We believe sufficient uncertainty exists regarding the realizability of these net future tax assets such that a valuation allowance has been taken on the entire amount. Assumptions regarding the realizability of these net future tax assets are revisited at each balance sheet date. Any changes in our overall operating environment and financial performance could result in adjustments to our valuation allowance.

Write-Down of Assets

We evaluate our assets annually for impairment in value, and adjust them for any impairment. The valuation is based on the income approach, under which fair value is a function of the future revenue expected to be generated by an asset, net of all allocable expenses. The income approach focuses on the income-producing capability of the developed software and the core technology, and best represents the present value of the future economic benefits expected to be derived.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 15 to the Consolidated Financial Statements (Item 8).

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of cash equivalents and short-term investments. Our primary objective with respect to investments is security of principal. Investment criteria include selecting securities having an acceptable credit rating and diversifying both issuers and terms to maturity, which in no case exceed one year. Short-term investments include only those securities with active secondary or resale markets to ensure portfolio liquidity. Sustained low general interest rates, particularly in the United States, could significantly reduce our interest income. We do not use derivative financial instruments in our investment portfolio.

At November 30, 2002, interest rates on our investments ranged from 1.26% to 2.37% per annum (average rate approximately 2.04% per annum) with all investments maturing by the end of January 2003. Our cash, cash equivalents and short-term investments are denominated predominantly in US dollars. As at November 30, 2002 maturity values approximated fair value.

FOREIGN CURRENCY RISK

We conduct business worldwide. Revenues and expenses are generated primarily in US dollars, but we operate in foreign currencies, primarily in Canada and Europe and, to a lesser extent, in Australia, Latin America, Japan and other Asian countries. As our business expands, our exposure to foreign currency risk will increase. We continue to monitor our foreign currency exposure to minimize the impact on our business operations. We have mitigated, and expect to continue to mitigate, a portion of our currency exposure through decentralized sales, marketing and support operations in which most costs are local currency based. In addition, as at November 30, 2002, we had US dollar foreign exchange forward contracts with maturity dates from December 23, 2002 to August 8, 2003 to purchase a total of CDN $9.7 million. As of November 30, 2001, we had no outstanding foreign currency contracts.

Item 8. Financial Statements and Supplementary Data

Corel Corporation

Index to Consolidated Financial Statements

Management's Report	25
Auditors' Report	25
Consolidated Financial Statements:
Consolidated Balance Sheets at November 30, 2002 and 2001	26
Consolidated Statements of Operations for the years ended
November 30, 2002, 2001 and 2000	27
Consolidated Statements of Cash Flows for the years ended
November 30, 2002, 2001 and 2000	29
Notes to Consolidated Financial Statements	30

MANAGEMENT'S REPORT

Management is responsible for the preparation of Corel's consolidated financial statements. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the consolidated financial statements reasonably present Corel's financial condition and results of operations. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("US GAAP") in all material respects except as disclosed in Note 15. Management has included in Corel's consolidated financial statements amounts based on estimates and judgements that it believes are reasonable under the circumstances.

PricewaterhouseCoopers LLP, the independent auditors of Corel, have audited Corel's consolidated financial statements in accordance with generally accepted auditing standards, and they provide an objective, independent review of the fairness of reported operating results and financial position.

The Board of Directors of Corel has an Audit Committee that meets with financial management and the independent auditors to review accounting, auditing, internal accounting controls, and financial reporting matters.

/s/ Derek Burney	/s/ W. Martin Catto

Derek J.Burney	W. Martin Catto
President and Chief	Executive Vice President, Finance
Executive Officer	and Interim Chief Financial Officer

AUDITOR'S REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Corel Corporation as at November 30, 2002 and November 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended November 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2002 and November 30, 2001, and the results of its operations and its cash flows for the years ended November 30, 2002, 2001 and 2000 in accordance with generally accepted accounting principles in Canada.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP	Ottawa, Canada
Chartered Accountants	January 24, 2003

Consolidated Balance Sheets

(in thousands of US$, except share data)

	As at November 30
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$ 18,874	$ 24,924
Restricted cash	1,558	19,367
Short-term investments	56,952	78,076
Accounts receivable

Trade	19,958	18,689
Other	250	1,272
Inventory	191	799
Prepaid expenses	2,786	1,779
Total current assets	100,569	144,906
Investments	8,590	9,886
Deferred financing charges		250
Capital assets	21,768	43,123
Goodwill		37,534
Total assets	$ 130,927	$ 235,699

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$ 22,552	$ 27,862
Participation rights obligation		16,338
Income taxes payable	5,685	4,749
Deferred revenue	8,875	9,450
Total current liabilities	37,112	58,399
Deferred revenue	879	710
Future income tax liability	806	4,967
Total liabilities	38,797	64,076

Commitments and contingencies

Shareholders' equity
Share capital
Issued and outstanding (000s): 91,818 common shares (80,709 in 2001);
24,000 Series A preferred shares (24,000 in 2001)	$ 405,124	$ 388,193
Contributed surplus	4,990	4,990
Deficit	(317,984)	(221,560)
Total shareholders' equity	92,130	171,623
Total liabilities and shareholders' equity	$ 130,927	$ 235,699

(See accompanying Notes to Consolidated Financial Statements.)

On behalf of the Board,

/s/ James Baillie	/s/ Jean-Louis Malouin

James Baillie	Jean-Louis Malouin
Director	Director

Consolidated Statements of Operations

(in thousands of US$, except share and per share data)

	Year ended November 30
	2002	2001	2000

Sales	$ 126,701	$ 134,320	$ 157,487
Cost of sales	14,543	17,895	43,098
Gross profit	112,158	116,425	114,389

Expenses:
Sales	43,629	29,079	20,244
Marketing	23,626	18,360	33,258
Research and development	29,994	27,165	43,867
General and administration	34,269	34,157	65,418
Depreciation and amortization	20,216	13,609	11,281
Impairment of goodwill	49,896
Write-down of technology	17,781
Loss (gain) on foreign exchange	(1,797)	(71)	1,371
	217,614	122,299	175,439

Loss from operations	(105,456)	(5,874)	(61,050)
Gain (loss) on investments	(149)	(2,359)	14,585
Interest income (expense)	1,790	5,420	(1,305)
Loss before the undernoted	(103,815)	(2,813)	(47,770)

Income tax (recovery) expense	(8,581)	4,039	4,705
Share of loss of equity investments	1,190	472	2,873

Net loss	$ (96,424)	$ (7,324)	$ (55,348)

Loss per share:
Basic	$ (1.09)	$ (0.10)	$ (0.80)
Diluted	$ (1.09)	$ (0.10)	$ (0.80)

Weighted average number of common shares
outstanding (000s):
Basic	88,627	74,325	69,498
Diluted	88,627	74,325	69,498

(See accompanying Notes to Consolidated Financial Statements.)

Consolidated Statements of Shareholders' Equity

(in thousands of US$ except share data)

	Number of shares (000s)
	Common	Preferred	Share capital	Contributed surplus	Deficit	Total shareholders' equity
Balance at November 30, 1999	65,532		$ 222,155	$ 1,099	$ (158,888)	$ 64,366
Issuance of common shares pursuant
to stock options	798		3,390			3,390
Issuance of common shares and
warrants for cash	7,299		15,630	3,291		18,921
Issuance of common shares pursuant
to warrants	12		36			36
Issuance of preferred shares for cash		24,000	130,679			130,679
Issuance of warrants for services				600		600
Net loss					(55,348)	(55,348)
Balance at November 30, 2000	73,641	24,000	371,890	4,990	(214,236)	162,644
Issuance of common shares pursuant
to stock options	174		265			265
Issuance of common shares for
acquisition	6,894		16,038			16,058
Net loss					(7,324)	(7,324)
Balance at November 30, 2001	80,709	24,000	388,193	4,990	(221,560)	171,623
Issuance of common shares pursuant
to stock options	37		97			97
Issuance of common shares for
acquisition	11,072		16,834			16,834
Net loss					(96,424)	(96,424)
Balance at November 30, 2002	91,818	24,000	$ 405,124	$ 4,990	$ (317,984)	$ 92,130

(See accompanying Notes to Consolidated Financial Statements.)

Consolidated Statements of Cash Flows

(in thousands of US$)

	Year ended November 30
	2002	2001	2000

Operating activities:
Net loss	$ (96,424)	$(7,324)	$ (55,348)
Items which do not involve cash or cash equivalents:
Depreciation	6,359	5,652	9,336
Amortization	16,027	10,695	8,568
Bad debt expense	596	3,197	2,357
Impairment of goodwill	49,896
Write down of assets	17,781		984
Future income taxes	(10,148)	1,444	198
Loss (gain) on investments	149	2,359	(14,585)
Gain (loss) on disposal of assets	136	(306)
Share of loss of equity investments	1,190	472	2,873
Changes in operating assets and liabilities:
Restricted cash	1,473	(1,893)	(1,136)
Accounts receivable	(221)	10,277	26,974
Inventory	608	2,836	10,450
Income taxes recoverable			5,135
Prepaid expenses	(998)	430	992
Accounts payable and accrued liabilities	(6,696)	(9,897)	(25,843)
Income taxes payable	936	(2,051)	6,595
Deferred revenue	(406)	(747)	(7,565)
Net cash provided by (used in) operating activities	(19,742)	15,144	(30,015)

Financing activities:
Issuance of common shares	97	265	19,056
Issuance of preferred shares			130,679
Issuance of warrants			3,291
Reduction of Novell obligations		(10,000)	(6,594)
Net cash provided by (used in) financing activities	97	(9,735)	146,432

Investing activities:
Proceeds on sale of investments			14,585
Purchase of investments	(43)	(909)	(2,356)
Redemption (purchase) of short-term investments	21,185	(78,076)
Purchase of capital assets	(3,236)	(7,817)	(19,511)
Cash restricted for participation rights obligation		(16,338)
Proceeds on disposal of assets		818	274
Acquisition of SoftQuad Software, Ltd.	(3,631)
Acquisition of Micrografx, Inc.,	(680)	(5,593)
Net cash provided by (used in) investing activities	13,595	(107,915)	(7,008)

Increase (decrease) in cash and cash equivalents	(6,050)	(102,506)	109,409
Cash and cash equivalents at beginning of year	24,924	127,430	18,021
Cash and cash equivalents at end of year	$ 18,874	$24,924	$ 127,430

Supplemental non-cash information:
Purchase of SoftQuad Software, Ltd.	$ 16,897
Purchase of Micrografx, Inc.		$ 32,376
Settlement of participation rights obligation	$ (16,338)
Investment in Hemera Technologies, Inc.			$ 9,727
Purchase of MetaCreations assets			$ 4,000

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

Nature of operations

Founded in 1985, Corel Corporation is a technology company specializing in content creation tools, business process management and XML-enabled enterprise solutions. Corel products are available for users of most PCs, including International Business Machines Corporation and IBM-compatible PCs, Apple Computer, Inc.'s Macintosh and Linux systems.

Basis of consolidation

The consolidated financial statements include the accounts of Corel and its wholly-owned subsidiaries ("Corel"). All material intercompany transactions and balances have been eliminated. Corel follows the equity method of accounting for investments in other companies where it holds 20% or more of the outstanding voting shares and has the ability to exert significant influence. Under the equity method, Corel records its initial investment at cost and records its pro rata share of earnings or losses of equity investments in its results of operations. Certain amounts for periods ended November 30, 2002 and prior have been reclassified to conform to current year presentation.

Estimates and assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Examples of estimates include the provisions for sales returns and bad debts, the length of product cycles and related capital asset lives. Actual results may differ from these estimates.

Software revenue recognition

Corel recognizes revenue from packaged software and licence fees when the software is delivered, when there is persuasive evidence that an arrangement exists,when the fee is fixed and determinable, and when collection is probable. Sales to distributors are subject to agreements allowing various rights of return and price protection. Corel establishes provisions for estimated future returns, exchanges and price protection. When telephone support is included for a limited time (post contract support or "PCS", generally for 90 days) together with the licence fee, the entire licence fee is recognized upon delivery of the product and the insignificant costs to provide the support are accrued. When support is provided together with an annual licensing fee, the entire fee is deferred and recognized ratably over the term of the licence agreement since Corel does not have vendor-specific objective evidence of fair market value of this PCS. Revenue from professional services and other services are recognized as the services are delivered.

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

Short-term investments

Short-term investments are investments that are generally held to maturity and have terms greater than three months at the time of acquisition. Short-term investments typically consist of commercial paper, Government of Canada Treasury Bills and banker's acceptances. Short-term investments are carried at cost plus accrued interest, which approximates their fair value.

Restricted cash

Corel maintains restricted cash in investments with major financial institutions as security against certain financial obligations.

Financial instruments
Corel utilizes certain derivative financial instruments to enhance its ability to manage foreign currency exchange rate risk, which exists as part of its ongoing operations. Gains and losses are recognized when realized.

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

Corel regularly reviews the carrying value of its capital assets. If the carrying value of its capital assets exceeds the amount recoverable, a write-down is charged to the consolidated statement of operations to reflect the fair value of the assets.

Goodwill

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the tangible and intangible net assets acquired. Goodwill is not amortized.

Income taxes

Corel accounts for income taxes under the asset and liability method. Under this method, future tax assets and liabilities are recognized for the estimated tax recoverable or payable, which would arise if assets were recovered and liabilities settled at the financial statement carrying amounts. Future tax assets and liabilities are measured using substantively enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Changes to these balances are recognized in income in the period in which they occur.

Foreign currency

The functional currency of Corel and its subsidiaries, which are accounted for as integrated foreign operations, is the US dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured at the closing period-end rates of exchange. The gains or losses resulting from the remeasurement of these amounts have been reflected in earnings in the respective periods. Non-monetary items and any related amortization of such items are measured at the rates of exchange in effect when the assets were acquired or obligations incurred. All other income and expense items have been remeasured at the average rates prevailing during the respective periods.

Investment tax credits

Investments tax credits, which are earned as a result of qualifying research and development expenditures, are recognized and applied to reduce research and development expense in the year in which the expenditures are made and their realization is reasonably assured.

Stock options

Corel has stock option plans as described in Note 9. No compensation expense is recognized when shares or stock options are issued to employees. Any consideration paid by employees on the exercise of stock options is credited to share capital.

2. Inventory

	As at November 30
	2002	2001

Product components	$ 118	$ 359
Finished goods	73	440
	$ 191	$ 799

3. Investments

	As at November 30
	2002	2001
Equity investments
Hemera Technologies, Inc.	$ 8,116	$ 9,294
LinuxForce, Inc.	192	204
	8,308	9,498

Investments recorded at cost, including GraphOn Corporation	282	388
	$ 8,590	$ 9,886

Hemera Technologies, Inc.

On July 17, 2000, Corel purchased a 23% interest in Hemera Technologies, Inc. ("Hemera"), a privately held company. As consideration for these shares, Corel transferred its GraphicCorp division and related assets to Hemera. As of the effective date of the transaction, the fair value of the GraphicCorp division and its related assets was estimated at $9.7 million and the shares were valued at this amount. No gain or loss was recognized on the transfer. During fiscal 2001, Hemera received additional financing, which resulted in Corel's interest in Hemera being diluted to 21%. Corel's share of Hemera's operating results was nominal in fiscal 2002, 2001 and 2000.

LinuxForce, Inc.

In December 1999, Corel purchased, and currently maintains, a 33% interest in LinuxForce, Inc., a privately held company, for cash. Corel's share of LinuxForce, Inc.'s operating results was nominal in fiscal 2002 and 2001.

Investments recorded at cost

During fiscal 2000, Corel sold a total of 1,190,001 shares of GraphOn Corporation ("GraphOn") for a realized gain of approximately $14.6 million. Corel still owns 1,193,824 shares of common stock recorded at $0.2 million, representing 6.8% of total shares outstanding, which, as of November 30, 2002, had a market value of $0.20 per share. Corel has accounted for the cost of this investment under the first-in, first-out method.

During 2002, Corel acquired additional cost investments. Other investments, recorded at the lesser of cost or net realizable value, totaled $0.043 million and $nil at November 30, 2002 and 2001, respectively. The total write-down to net realizable value during 2002 resulted in a $0.1 million charge to income.

4. Capital Assets

	November 30, 2002		November 30, 2001
	Cost	Accumulated amortization	Cost	Accumulated amortization
Furniture and equipment	$ 13,888	$ 11,623	$ 13,267	$ 10,431
Computer equipment	84,205	80,217	86,275	78,830
Research and development equipment	12,389	10,896	12,389	10,523
Leasehold improvements	2,340	2,142	2,888	2,608
Licences, purchased software, deferred royalties	58,746	44,922	54,815	24,119
	171,568	$ 149,800	169,634	$ 126,511
Less: Accumulated amortization	149,800		126,511
Net book value	$ 21,768		$ 43,123

Technology write-down

In fiscal 2002, circumstances suggested the possible impairment of technology. An independent valuation of the majority of Corel's intangible assets indicated an impairment in value existed. The independent valuator relied primarily on the income approach, under which fair market value is a function of the future revenue expected to be generated by an asset, net of all allocable expenses. The income approach focuses on the income-producing capability of the developed software and the core technology, and best represents the present value of the future economic benefits expected to be derived. Corel prepared a valuation on the intangible assets not covered in the independent valuator's report. This valuation resulted in a total write off of $17.8 million, which includes a write-off of technology acquired from SoftQuad Software, Ltd. ("Softquad") of $11.0 million and technology acquired from Micrografx, Inc. ("Micrografx") of $6.7 million. The technology write-offs are non cash charges to income.

5. Impairment of Goodwill

In fiscal 2002, circumstances suggested that Corel's goodwill was impaired and that its carrying amount may not be recoverable. Following a review, Corel determined that the impairment loss to be recognized was the full carrying amount. The total non cash charge was $49.9 million consisting of $36.3 million associated with the acquisition of Micrografx and $13.6 million associated with SoftQuad.

6. Accounts Payable and Accrued Liabilities

	As at November 30
	2002	2001
Trade accounts payable	$ 5,117	$ 18,416
Accrued payroll	7,404	4,900
Accrued liabilities	9,069	2,543
Microsoft accrual	962	2,003
	$ 22,552	$ 27,862

Microsoft accrual

On October 2, 2000, concurrent with the issuance of Series A preferred shares, Corel entered into a technology support and settlement agreement with Microsoft Corporation ("Microsoft"). Together with the purchase of such Series A preferred shares, Microsoft received the option to request Corel to perform certain product development work. Corel is obligated to provide at least 30 full-time equivalents (20 developers and 10 testers) for a 12-month period to Microsoft upon receipt of Microsoft's written intent to exercise the option. On May 17, 2001, Corel received written notice from Microsoft of its exercise of the option. Corel estimated the costs to perform the services described as being $3.0 million based on the estimated average cost per developer and tester required to perform the services when required. If the actual costs to perform the required services is less than $3.0 million, the remainder of the liability will be recognized as an increase in contributed surplus. As of November 30, 2002, Corel had applied approximately $2.0 million in costs against this obligation and awaits formal notification from Microsoft of the fulfilment of their obligation before recording the increase in contributed surplus.

7. Commitments and Contingencies

Corel rents office premises and sponsors various sporting events and venues. Rent expense pursuant to lease obligations aggregated $6,756, $5,313 and $7,654 during the years ended November 30, 2002, 2001 and 2000, respectively. At November 30, 2002, the minimum commitments under long-term agreements, are as follows:

	Leases	Sponsorship	Total
2003	$ 3,597	$ 877	$ 4,474
2004	3,333	903	4,236
2005	1,852	930	2,782
2006	987	958	1,945
2007	392	987	1,379
2008 and thereafter	6,101	11,656	17,757
	$ 16,262	$ 16,311	$ 32,573

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

8. Financial Instruments

Concentration of credit risk

The primary objective of Corel with respect to short-term investments is security of principal. Corel manages its investment credit risk through a combination of the (i) selection of securities with an acceptable credit rating; (ii) selection of term to maturity, which in no event exceeds one year in length; and (iii) diversification of debt issuers.

Included in cash, cash equivalents and short-term investments as of November 30, 2002 and November 30, 2001 were corporate debt amounts of $10.0 million and $15.0 million, respectively. These amounts were repaid, in full, at maturity in December 2002 and January 2002, respectively. All of Corel's short-term investments as at November 30, 2002 had maturity dates of less than two months from year end. Corel's cash, cash equivalents and short-term investments are denominated predominantly in US dollars.

Included in the restricted cash balance as at November 30, 2001 was $16.3 million invested with a major US financial institution. This investment related to the participation rights obligation arising from the acquisition of Micrografx. The obligation to Micrografx shareholders was settled in fiscal 2002 (see Note 13.)

Concentration of credit risk, with respect to accounts receivable, is limited due to the diversity of Corel's channel arrangements. Corel has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Ingram Micro Inc. accounted for $8.7 million (43.1%) and $13.0 million (67.8%) of accounts receivable at November 30, 2002 and November 30, 2001, respectively. Software House International accounted for $3.3 million (16.5%) and $3.5 (17.8%) million of accounts receivable at November 30, 2002 and November 30, 2001, respectively.

Fair value of financial instruments

The carrying amounts for cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments, unless otherwise noted.

Foreign exchange forward contracts

Corel manages its financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on its operations.

To meet this objective Corel enters into foreign exchange forward contracts from time to time for terms of less than twelve months. Contracts are with major Canadian chartered banks, and therefore non-performance by a counterparty is considered unlikely. As at November 30, 2002, Corel had US dollar foreign exchange forward contracts with maturity dates from December 23, 2002 to August 8, 2003 to purchase a total of CDN $9.7 million (estimated fair value CDN $9.8 million). As of November 30, 2001, Corel had no outstanding foreign currency contracts.

9. Share Capital

Common shares

There are an unlimited number of common shares authorized. On June 28, 2000, Corel issued 7,299,270 common shares and 3,649,635 common share purchase warrants at CDN $4.11 per unit for total gross proceeds of CDN $30.0 million. The values assigned to each of the components of the unit were based on their relative fair values at the date of the transaction. The warrants were exercisable until June 27, 2001 at a price of CDN $4.56. During fiscal 2000, 11,659 warrants were exercised for gross proceeds of CDN $53,165. The remaining warrants expired June 27, 2001.

On October 30, 2001, Corel completed the acquisition of Micrografx. The aggregate purchase price paid, including acquisition costs of $1.5 million, was approximately $33.8 million consisting of 6,894,250 common shares valued at $16.0 million and participation rights valued at $16.3 million, which were settled for cash in October 2002 (see Note 13).

On March 15, 2002, Corel completed the acquisition of SoftQuad. The aggregate purchase price paid was approximately $18.1 million, consisting of 11,071,833 common shares valued at $16.9 million and the remaining amount consisting of $1.2 million in acquisition costs (see Note 13).

Series A preferred shares

There are an unlimited number of Series A preferred shares authorized. On October 2, 2000, Corel issued 24,000,000 Series A participating, convertible, non-voting, non-redeemable preferred shares to Microsoft Licensing, Inc. ("Microsoft Licensing") for total gross proceeds of $135.0 million ($5.625 per share). Series A preferred shares are convertible into common shares on a one for one basis but not in the hands of Microsoft Licensing or its affiliates. As part of the share purchase agreement on October 2, 2001, Corel filed with the United States Securities and Exchange Commission (SEC) a resale registration statement for 24,000,000 common shares underlying these preferred shares.

The dividend rights are the same as for common shares, other than dividends or other distributions to the extent payable in the form of common shares. Dividends on each full and each fractional Series A preferred share are cumulative.

In the event of liquidation of Corel, the greater of the $5.625 per share purchase price plus all accrued and unpaid dividends, and the amount per share that could be distributed to common shareholders, assuming the conversion of the preferred shares, will be distributed to the holders of the preferred shares. If such payment is made, Series A preferred shareholders will have no further claim on assets.

Equity line financing

On October 3, 2000, Corel completed a standby financing share purchase agreement with an institutional investor. Subject to the terms and conditions of this agreement, Corel was able to issue and sell to the investor up to 14,690,000 shares in periodic draw-down periods over 24 months if all associated warrants were exercised. This arrangement has expired with Corel issuing no shares under it. Corel has issued 169,500 warrants to the investor and 56,500 warrants to each of its advisors, Whale Securities Co., L.P. and Richard Geyser. The warrants are exercisable at any time until October 3, 2003 at $3.91 per share for the investor and $4.28 per share by Whale Securities Co., L.P. and Richard Geyser. As of November 30, 2002, no warrants have been exercised. Corel deferred $0.6 million in financing charges, representing the fair value of the warrants issued to secure this financing, which were amortized over 24 months.

Stock option plans

Corel's stock option plans are administered by the Nominating and Compensation Committee, which is a committee of the Board of Directors. The Nominating and Compensation Committee designates eligible participants to be included under the plans and designates the number of options and share price of the options, subject to applicable securities laws and stock exchange regulations. At November 30, 2002, there were approximately 13.9 million and 10.4 million common shares reserved for issuance under the Corel Corporation Stock Option Plan and the Corel Corporation Stock Option Plan 2000, respectively. Information with respect to stock option activity for 2000, 2001 and 2002 is as follows:

Price per share (CDN$)

Number of shares (000s)	Range	Weighted average price

Outstanding at November 30, 1999	3,053	$2.10 - $13.50	$5.03
Granted	3,869	5.35 - 29.90	14.49
Exercised	(798)	2.06 - 13.50	4.08
Forfeited	(1,115)	2.10 - 15.25	14.44
Expired	(591)	7.70 - 13.50	7.88
Outstanding at November 30, 2000	4,418	3.00 - 29.90	10.65
Granted	2,840	3.30 - 4.80	4.22
Exercised	(174)	3.00 - 4.80	3.26
Forfeited	(2,198)	3.00 - 29.90	7.81
Expired	(364)	4.00 - 7.70	7.58
Outstanding at November 30, 2001	4,522	3.00 - 15.25	4.97
Granted	4,865	1.11 - 2.92	1.80
Exercised	(27)	1.22 - 1.27	1.24
Forfeited	(1,676)	1.22 - 9.65	3.54
Expired	(122)	3.00 - 4.10	3.05
Outstanding at November 30, 2002	7,562	$1.11 - $15.25	$3.29

For various price ranges (in CDN$), weighted average characteristics of outstanding stock options at November 30, 2002 were as follows:

		Outstanding options
Range of grant price	Shares (000s)	Remaining life (years)	Weighted average
$ 1.00 - $3.00	4,063	3.52	$ 1.78
3.01 - 5.00	2,156	2.51	4.13
5.01 - 8.00	1,031	1.34	5.69
8.01 - 15.25	312	1.78	9.16
Outstanding at November 30, 2002	7,562	2.86	$ 3.29

The outstanding options expire between March 25, 2003 and November 18, 2006, and as of November 30, 2002, 4,135,282 options have vested. Options vest one third on the date of grant, one third on the first anniversary and one third on the second anniversary.

On November 16, 2000, the Board of Directors passed a resolution that allowed certain employees holding options granted in March 2000 at a price of CDN $15.25 (or the then US$ equivalent) and one senior officer with options at a price of US $20.62 to tender a maximum aggregate number of approximately 1.8 million options held by them for repricing. The exercise price of the repriced options, namely CDN $5.70 (or the then US$ equivalent), was the closing price of Corel's common shares on the Toronto Stock Exchange (TSX) on November 15, 2000. The condition of the repricing was to introduce a vesting schedule where one third of the options remained vested, one third vested March 30, 2001 and the remaining options vested on March 30, 2002. Repricing of any of these options held by insiders, as defined by the Securities Act (Ontario), required shareholder approval, which was obtained. Non-employee directors' options were excluded from the repricings. No options have been tendered for repricing since November 30, 2001.

The market price of the underlying common shares at November 30, 2002 was CDN $1.62 and US $1.07, respectively.

10. Loss Per Share

The calculations of the loss per share are based on the weighted daily average number of common shares outstanding during the year. The calculation of diluted loss per share assumes that all outstanding options, warrants and convertible preferreds have been exercised at the later of the beginning of the fiscal period or the option issuance date, if they have a dilutive effect. As the impact of these items is anti-dilutive for all periods shown, outstanding options, warrants and convertible preferreds have been excluded from the calculation of diluted loss per share. See Note 9 for these other potentially dilutive instruments.

11. Cost of Sales

	Year ended November 30
	2002	2001	2000

Cost of goods sold	$ 10,183	$ 10,935	$ 28,036
Licence amortization	2,066	2,982	7,953
Royalties	2,294	3,978	7,109
	$ 14,543	$ 17,895	$ 43,098

12. Income Taxes

Income tax expense (recovery) consists of the following:

	Year ended November 30
	2002	2001	2000
Current:
Canadian	$ 662	$ 1,296	$ 3,913
Foreign	905	1,275	(529)

	1,567	2,571	3,384
Future:
Canadian	(5,181)	965	594
Foreign	(4,967)	503	727
	(10,148)	1,468	1,321
Income tax expense (recovery)	$ (8,581)	$ 4,039	$ 4,705

The reported income tax provision differs from the amount computed by applying the Canadian statutory rate to income before taxes for the following reasons:

	Year ended November 30
	2002	2001	2000

Income (loss) before income taxes and share of loss of equity Investments:
Canadian	$ (108,180)	$ (4,417)	$ 8,779
Foreign	4,365	1,604	(56,549)
	(103,815)	(2,813)	(47,770)

Expected statutory rate	39.0%	42.0%	44.0%

Expected tax expense (recovery)	(40,488)	(1,181)	(21,038)
Foreign tax rate differences	(278)	479	21,865
Change in valuation allowance	14,290	2,053	6,470
Non-deductible expenses and non-taxable income	17,078		(494)
Reassessment of prior years		998
Withholding tax on foreign income	500	1,149
Other	317	541	(2,098)
Reported income tax expense (recovery)	$ (8,581)	$ 4,039	$ 4,705

The tax effects of significant temporary differences which gave rise to future taxes at November 30, 2002 and 2001 are:

	Year ended November 30
	2002	2001
Assets
Reserves and allowances	$ 1,983	$ 2,328
Book and tax differences on assets	8,618	10,033
Net operating loss carryforwards	35,533	23,324
Tax credits	3,701
Other	485	725
	50,320	36,410
Less: valuation allowance	(50,320)	(36,410)
Future income tax asset	$ 0	$ 0

Liabilities
Book and tax differences on assets	806	4,967
Future income tax liability	$ 806	$ 4,967

The valuation allowance for future taxes is required due to Corel's operating history and management's assessment of various uncertainties related to their future realization. Since the realization of future tax assets is dependent upon generating sufficient taxable income in the tax jurisdictions which gave rise to the future tax asset, the amount of the valuation allowance for future taxes may be reduced if it is demonstrated that positive taxable income in the various tax jurisdictions is sustainable in the future.

Future income tax liabilities had been set up with the acquisitions of Micrografx and SoftQuad. The reduction in the future tax liability balance relates to the write off a significant portion of the technology acquired in those acquisitions,

As at November 30, 2002, Corel has tax loss carryforwards of approximately $174 million, which expire during the years 2007 to 2020. Approximately $17 million of these losses acquired with the purchase of Micrografx are restricted in the amount of the loss that may be claimed each year based on U.S. tax loss limitations. A full valuation allowance has been taken against the Micrografx losses.

Income taxes paid were $0.7 million, $1.1 million and $0.4 million for fiscal years 2002, 2001 and 2000, respectively.

13. Business Acquisitions

A. Micrografx

On October 30, 2001, Corel completed the acquisition of all of the issued and outstanding stock of Micrografx, a Dallas, Texas-based provider of enterprise process management and graphics software, solutions and services. Corel's consolidated statements of operations reflect the results of operations of Micrografx from the date of the acquisition. The aggregate purchase price paid was approximately $33.8 million, consisting of 6,894,250 common shares at a value of $16.0 million and $16.3 million cash paid in October 2002 pursuant to participation rights.

The components of the aggregate purchase price were as follows (in thousands):

Common shares	$ 16,038
Participation rights obligation	16,338
Other costs of acquisition	1,457
Total purchase price	$ 33,833

Other costs of acquisition include professional fees and other costs directly related to the acquisition.

The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as follows:

Cash	$ 4,164
Other current assets	5,531
Developed software	8,760
In-process research and development	4,311
Property and equipment	323
Future tax liabilities	(4,967)
Bridge loan from Corel	(8,300)
Other liabilities	(13,523)
Net liabilities acquired	(3,701)
Total purchase price	33,833
Goodwill at November 30, 2001	37,534
Recovery of assumed liabilities incurred in 2002	(1,271)
Goodwill	$ 36,263

The estimates of fair value were determined by Corel's management based on information furnished by the management of Micrografx and an independent valuation of developed software and in-process research and development projects.

To determine the fair market value of the developed software and in-process research and development, Corel considered the three traditional valuation approaches: the cost approach, the market approach and the income approach.

The independent valuator relied primarily on the income approach, under which fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses. The income approach focuses on the income-producing capability of the developed software, core technology, and purchased research and development projects, in arriving at the present value of the future economic benefits expected to be derived. In determining the amount of the purchase price to allocate to in-process research and development, factors such as stage of completion and technological uncertainties were considered by Corel and its independent appraiser in determining the present value of the future benefits to be received.

B. SoftQuad

On March 15, 2002, Corel completed the acquisition of all of the issued and outstanding stock of SoftQuad, a Canadian-based developer of XML-enabling technologies and commerce solutions for e-Business. Corel's consolidated statements of operations reflect the results of operations of SoftQuad from the date of acquisition.

The aggregate purchase price paid was approximately $18.1 million, including 11,071,833 common shares of Corel at a value of $16.9 million. The components of the aggregate purchase price were as follows (in thousands)

Common shares	$ 16,897
Other costs of acquisition	1,226
Total purchase price	$ 18,123

Other costs of acquisition include professional fees and other costs directly related to the acquisition.

The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as follows:

Cash	$ 771
Other current assets	839
Core technology	4,456
Developed software	10,858
Property and equipment	161
Future tax liabilities	(5,957)
Bridge loan from Corel	(2,150)
Other liabilities	(4,488)
Net assets acquired	4,490
Total purchase price	18,123
Goodwill	$ 13,633

The estimates of fair value were determined by Corel's management based on information furnished by the management of SoftQuad and an independent valuation of developed software and in-process research and development projects.

To determine the fair market value of the core technology and the developed software, Corel considered the three traditional valuation approaches: the cost approach, the market approach and the income approach.

The independent valuator relied primarily on the income approach, under which fair market value is a function of the future revenue expected to be generated by an asset, net of all allocable expenses. The income approach focuses on the income-producing capability of the developed software and the core technology, in arriving at the present value of the future economic benefits expected to be derived.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information gives effect to the acquisition of SoftQuad made by Corel as if the transactions occurred at the beginning of each of the fiscal years endingNovember 30, 2002 and November 30, 2001. The pro forma financial information below excludes the non-recurring charges related to the goodwill impairment and technology write-down.
Year Ended
November 30,
2002

Sales	$ 128,342
Cost of sales	14,559
Gross profit	113,783
Expenses	155,470
Operating loss	(41,687)
Interest and other income	(65,786)
Net loss	$ (107,473)

Pro forma loss per share:

Basic and Diluted:
Weighted average of common shares outstanding	88,627
Net loss	$ (107,473)
Loss per share	$ (1.21)

14. Segmented Information

Corel has only one global operating segment, and sells its products worldwide from four geographic regions. A summary of sales by product group, sales channel, region and major customer is as follows. Comparative amounts have been reclassified to be consistent with current presentation.

	Year ended November 30
	2002	2001	2000
By product group
Graphic Solutions	$ 66,428	$ 73,950	$ 75,919
Office Productivity Solutions	48,716	58,638	78,442
Process Management Solutions	8,326	220
Other (including XML Solutions)	3,231	1,512	3,126
	$ 126,701	$ 134,320	$ 157,487
By sales channel
Retail packaged products	$ 68,743	$ 77,838	$ 80,069
OEM licences	7,439	11,475	17,640
Corporate licences	50,519	45,007	59,778
	$ 126,701	$ 134,320	$ 157,487
By region
North America
Canada	$ 9,119	$ 7,485	$ 11,679
U.S.A	61,693	69,016	72,633
Europe, Middle East and Africa	38,740	32,288	38,381
Rest of world	9,710	14,056	17,154
OEM	7,439	11,475	17,640
	$ 126,701	$ 134,320	$ 157,487
By major customer
Ingram	$ 17,033	$ 39,241	$ 27,123
All others	109,668	95,079	130,364
	$ 126,701	$ 134,320	$ 157,487

15. Significant Differences Between Canadian and United States GAAP

Corel's financial statements are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. There were no differences in reported cash flows for the periods presented. The effects of significant differences between Canadian GAAP and US GAAP are reflected in the balance sheets and Statements of Operations set forth below:

Balance Sheet		As at November 30
	Notes	2002	2001
Assets
Current assets		$ 100,569	$ 144,906
Investments		8,590	10,310
Other non-current assets			250
Capital assets	(A)	20,643	38,812
Goodwill			35,896
Total assets		$ 129,802	$ 230,174

Liabilities
Other current liabilities		$ 31,427	$ 54,360
Income taxes payable		5,685	4,842
Deferred revenue		879
Future income tax liabilities		806	3,329
Total liabilities		38,797	62,531
Shareholders' equity	(A)	91,005	167,312
Cumulative comprehensive income	(B)		331
Total liabilities and shareholders' equity		$ 129,802	$ 230,174

Statement of Operations information		Year ended November 30
	Notes	2002	2001	2000
Net loss in accordance with Canadian GAAP		$ (96,424)	$ (7,324)	$ (55,348)
Adjustments to reconcile to US GAAP:
Impairment of goodwill	(A)	1,638
Write-off of purchased in-process research and development	(A)	3,186
Related income taxes	(A)	(1,638)	(4,311)
Net loss in accordance with US GAAP		$ (93,238)	$ (11,635)	$ (55,348)

Comprehensive income	(B)
Net loss in accordance with US GAAP		$ (93,238)	$ (11,635)	$ (55,348)
Unrealized holding losses on available for sale securities	(B)	(543)	(979)	(1,699)
Related income tax	(B)	212	216	729
Comprehensive loss		$ (95,569)	$ (12,398)	$ (56,318)

Loss per share
Basic		$ (1.05)	$ (0.16)	$ (0.80)
Diluted		$ (1.05)	$ (0.16)	$ (0.80)

A. Goodwill impairment and write-off research and development

Associated with the allocation of the purchase price of the acquisition of Micrografx was $4.3 million for in-process research and development which, for US GAAP purposes, was expensed in fiscal 2001, the year of acquisition.

In fiscal 2002, under US GAAP, the goodwill impairment charge was reduced by $1.6 million, the write-down of technology was reduced by $3.0 million and the income tax recovery was reduced by $1.6 million, all related to the Micrografx acquisition of the previous year.

B. Comprehensive income

Corel adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective December 1, 1998. SFAS 130 requires disclosure of comprehensive income, which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income includes items that cause changes in shareholders' equity but are not related to share capital or net earnings which, for Corel, comprises only unrealized holding gains on available-for-sale securities.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"requires available-for-sale securities to be marked to market with unrealized holding gains or losses being accounted for in other comprehensive income. Accordingly, the reported carrying value of investments would be decreased by $nil November 30, 2002 and increased by $0.4 million at November 30, 2001. In addition, income taxes payable would be decreased by $nil at November 30, 2002 and decreased by $0.1 million at November 30, 2001.

Stock options plans

Corel applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock option plans. Accordingly, Corel also applies United States Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"), providing clarification of the accounting rules for stock-based compensation under APB 25. FIN 44 does not change FASB Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and, as such, no compensation expense has been recognized for Corel's stock-based compensation plan. Had compensation cost for Corel's employee stock option plan been determined based on the fair value at the grant date for awards under the plan, consistent with the methodology prescribed under the SFAS 123, Corel's net income (loss) would have changed to the pro forma amounts indicated as follows:

	Year ended November 30
	2002	2001	2000

Net loss in accordance with US GAAP	$ (93,238)	$ (11,635)	$ (55,348)
Estimated stock-based compensation costs	(2,947)	(2,101)	(22,810)
Pro forma net loss	$ (96,185)	$ (13,736)	$ (78,158)
Pro forma loss per share	$ (1.09)	$ (0.18)	$ (1.12)

The fair values of all options granted during 2002, 2001 and 2000 were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected option life (years)	3	3	3.07
Volatility	110	110	105
Risk free interest rate	3.82%	4.53%	6.13%
Dividend yield	nil	nil	nil

The fair values (in USD) at the date of grant for stock options granted during 2002, 2001 and 2000 were $1.13, $2.64 and $6.62 per option, respectively.

The Black-Scholes model, used by Corel to calculate option values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from Corel's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that these models do not necessarily provide a reliable single measure of the fair value of Corel's stock option awards.

On November 16, 2000, the Board of Directors passed a resolution that allowed certain employees holding options granted in March 2000 at a price of CDN $15.25 (or the then US$ equivalent) and one senior officer with options at a price of US $20.62 to tender a maximum aggregate number of approximately 1.8 million options held by them for repricing. The exercise price of the repriced options, namely CDN $5.70 (or the then US$ equivalent), was the closing price of Corel's common shares on the Toronto Stock Exchange (TSX) on November 15, 2000. The condition of the repricing was to introduce a vesting schedule where one third of the options remained vested, one third vested March 30, 2001 and the remaining options vested March 30, 2002. Repricing of any of these options held by insiders, as defined by the Securities Act (Ontario), requires shareholder approval. Non-employee directors' options were excluded from the repricings. At November 30, 2001, 1,544,500 options had been tendered for repricing to CDN $5.70 while 186,000 options had been tendered for repricing to US $3.63. The market price of the underlying common shares at November 30, 2001 was CDN $3.95 and US $2.52, respectively.

In accordance with FIN 44, the option repricing, as described above, will result in variable plan accounting for the re-priced options. Future periods may reflect compensation charges or credits depending on the fair market price of the underlying shares.

New accounting pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, which is the fiscal year beginning December 1, 2002 for Corel. Corel has not assessed the impact that the adoption of this standard will have on its results of operations or financial position.

In December 2001, the CICA issued AcG 13 - "Hedging Relationships" ("AcG 13"). The guideline presents the views of the Canadian Accounting Standards Board on the identification, designation, documentation and effectiveness of hedging relationships, for the purpose of applying hedge accounting. The guideline is effective for all fiscal years beginning on or after July 1 2003, which is the fiscal year beginning December 1, 2003 for Corel. Corel has not assessed the impact that the adoption of this guideline will have on its results of operations or financial position.

In January 2002, the CICA amended CICA 1650 - "Foreign Currency Translation" ("CICA 1650"). The amended standard eliminates the requirement to defer and amortize exchange gains and losses related to foreign currency denominated monetary items with a fixed or ascertainable life extending beyond the end of the following fiscal year, and requires new disclosure surrounding foreign exchange gains and losses. The standard is effective for all fiscal years beginning on or after January 1, 2002, which is the fiscal year beginning December 1, 2002 for Corel. Corel does not believe that the adoption of this guideline will have a material impact on its results of operations or financial position.

In January 2002, the CICA issued CICA 3870 - "Stock-Based Compensation and Other Stock-Based Payments" ("CICA 3870"). This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. This section sets out a fair value-based method of accounting which is required for certain, but not all, stock-based transactions. The recommendations of this section should be adopted for fiscal years beginning on or after January 1, 2002, which is the fiscal year beginning December 1, 2002 for Corel, and applied to awards granted on or after the date of adoption. Corel does not believe that the adoption of this guideline will have a material impact on its results of operations and financial position.

In fiscal 2001, the CICA issued CICA 3062 - "Goodwill and Other Intangible Assets" ("CICA 3062") and FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These standards are effective for fiscal years beginning after December 15, 2001, which is the fiscal year beginning December 1, 2002 for the Corel, but applied immediately to any business combinations consummated after June 30, 2001. CICA 3062 and SFAS 142 require that goodwill and other intangible assets with indefinite lives will no longer be amortized, including goodwill recorded in past business combinations, but will be subject to annual impairment tests in accordance with the new guidelines. Other intangible assets will continue to be amortized over their useful lives. Corel believes that the adoption of these pronouncements will not have a material impact on its results from operations and financial position.

In June 2002, the FASB issued SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

In November, 2002, the FASB issued FASB Interpretation No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which is in the fiscal year beginning December 1, 2002 for Corel. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued the SFAS No. 148, - "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123" ("SFAS 148") This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002, which is the fiscal year beginning December 1, 2002 for Corel. Corel applies APB 25 in accounting for its employee stock option pan.

In December 2002, the CICA issued CICA 3475 - "Disposal of long-lived assets and discontinued operations" ("CICA 3475"). This section establishes standards for the recognition, measurement, presentation and disclosure of the disposal of long-lived assets. It also establishes standards for the presentation and disclosure of discontinued operations, whether or not they include long-lived assets. The recommendations in this section should be applied to disposal activities initiated by an enterprise's commitment to a plan on or after May 1, 2003, with early adoption encouraged.

In December 2002, the CICA issued CICA 3063 - "Impairment of long-lived assets" ("CICA 3063"). This section establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets. The Recommendations in this Section should be applied prospectively for years beginning on or after April 1, 2003, which is the fiscal year beginning December 1, 2003 for Corel, with earlier application encouraged.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers and directors of Corel as at February 12, 2003:

Name	Age	Note	Position with Corel
Derek J. Burney	40		President and Chief Executive Officer, Director
Amanda Bedborough	33		Executive Vice President, EMEA Operations
Graham Brown	39		Executive Vice President, Software Development
W. Martin Catto	64		Executive Vice President, Finance and Interim Chief Financial Officer
Brett Denly	42		Vice President, Marketing EMEA
Randy D. Eisenbach	52		Chief Operating Officer
Steven Houck	33		Executive Vice President, Partner Relations
Ian LeGrow	32		Executive Vice President, New Ventures
Annette McCleave	43		Executive Vice President, Marketing
David Roberts	42		Executive Vice President, Enterprise Sales and Professional Services
Dr. Bruce Sharpe	48		Executive Vice President, XML Content Solutions

James C. Baillie	65	1	Chair of the Board of Directors
Lyle B. Blair	72	1	Director, Member of Audit Committee
David A. Galloway	59	1	Director, Chair of Nominating and Compensation Committee
Hunter S. Grant	60	1	Director, Member of Nominating and Compensation Committee
James L. Hopkins	56	1	Director, Member of Audit Committee
Jean-Louis Malouin	59	1	Director, Chair of Audit Committee
Hon. Barbara McDougall	65	1	Director, Member of Audit Committee
Germaine Gibara	58	1	Director, Member of Nominating and Compensation Committee

Notes

1. "Independent" director as defined in Section 301 of Sarbanes-Oxley Act.

Derek J. Burney joined Corel in April 1994 as the Project Leader for CorelFLOW. Mr. Burney was appointed Technology Manager in August 1995, subsequently his title changed to Chief Technology Officer, and Director of CAD 3D in February 1996. He held this position until October 1997 when he left Corel to work as Vice President and Regional Manager at IMSI (International Microcomputer Software Inc.) in the product group that purchased CorelCAD, Corel Visual CADD, CorelFLOW, Corel Lumiere Suite, Corel Click & Create and Corel Family Tree Suite, from Corel. Upon his return to Corel in May 1998, Mr. Burney served as Senior Vice President Engineering until December 1998, at which time he was appointed Executive Vice President, Engineering. Mr. Burney held this position until August 2000, at which time he was appointed Interim President and CEO. In October 2000, he was appointed President and Chief Executive Officer and appointed to the Board of Directors.

Amanda Bedborough joined Corel in October 2001 as Executive Vice President, EMEA Operations, responsible for leading Corel's operations in the Europe, Middle East and Africa region. Before joining Corel, Ms. Bedborough had been Vice President, EMEA Operations for 3dfx Interactive since April 1999. Prior to holding that position, she was employed for over five years with STB Systems, Inc., serving as STB's International Sales and Marketing Director from November 1996.

Graham Brown joined Corel in 1991. He has served as Developer and Project Lead for CorelDRAW, Development Manager for Corel VENTURA Publisher and WordPerfect, and Director of Software Development for WordPerfect Office. Mr. Brown served as Vice President of Software Development, Business Applications from June 1998 to October 2000 when he was appointed Executive Vice President, Business Applications. In January 2002, Mr. Brown was appointed Executive Vice President, Engineering. Mr. Brown's title has since been amended to Executive Vice President, Software Development without any change in responsibilities.

W. Martin Catto joined Corel in October 2002 as Corel's Executive Vice President, Finance and Interim Chief Financial Officer. Prior to joining Corel, Mr. Catto served 14 years as Senior Vice President and Chief Financial Officer of Harlequin Enterprises, the world's largest publisher of romance novels.

Brett Denly joined Corel in October 2001 with the acquisition of Micrografx, as the Vice President of Enterprise Sales and moved into his current position as Vice President, Marketing EMEA when Corel integrated the enterprise and channel sales teams. Since 2001, and prior to Corel, Mr. Denly was the General Manager of Micrografx UK where he gained experience in sales and marketing. From 1999 to 2001, Mr. Denly was the Sales Director, EMEA for 3dfx Interactive. Mr. Denly also spent 10 years at Xerox, where he held a number of senior sales and marketing positions, including Sales Director, Retail Operations, EMEA from 1996 to 1998.

Randy D. Eisenbach joined Corel in October 2002 as Corel's Chief Operating Officer. Before joining Corel, Mr. Eisenbach served as President and Chief Operating Officer of Enseo Corporation from May 2001 to October 2002, a company that designs and produces hardware and software solutions that are the core infrastructure of digital servers. Prior to holding that position, Mr. Eisenbach served as Executive Vice President and Chief Operating Officer for STB Systems from 1992 until February 1999 and post-merger with 3dfx until May 2000.

Steven Houck joined Corel in 1995 as a consultant for its multimedia division. He then moved on to become manager of Corel's OEM Accounts. In December 1999, he was appointed to Executive Vice President, Sales. Mr. Houck held that position until October 2001 when he was named Executive Vice President, Strategic Relations. In October 2002, Mr. Houck assumed his current position as Executive Vice President, Partner Relations.

Ian LeGrow joined Corel in 1994 and has held various positions in product development. Mr. LeGrow was Vice President of Software Development, CorelDRAW Graphics Suite from June 1998 to October 2000. In October 2000 he was appointed Executive Vice President, Creative Products. In January 2002, he was appointed Executive Vice President, Product Strategy and has since assumed his current position as Executive Vice President, New Ventures.

Annette McCleave joined Corel in 1990 as a member of the technical marketing team and later served as Product Manager for CorelDRAW and Director of Product Management. From September 1998 to November 1999, she served as Vice President of Product Management and was subsequently appointed Vice President, New Ventures Division in 1999. In October 2000, she was appointed Executive Vice President, Corporate Marketing until February 2001. In February 2001, she was appointed Executive Vice

President, Marketing.

David Roberts joined Corel in August 2002 as Corel's Vice President, Enterprise Solutions. He later moved to the position of Executive Vice President, Enterprise Sales and Professional Services in October 2002. Prior to joining Corel, Mr. Roberts worked for Microsoft Corporation, where he served as General Manager, Global Accounts from 2000 to 2002 and Director Global Enterprise Partners from 1997 to 2000.

Dr. Bruce Sharpe joined Corel in March 2002 as Corel's Executive Vice President, XML Content Solutions. At that time, Corel acquired Softquad Software Ltd. where Dr. Sharpe served as the Chief Technical Officer. Dr. Sharpe has over six years experience in XML and related technologies.

James C. Baillie joined the Board of Directors as Chairman in August 2000. Mr. Baillie is counsel to Torys LLP, Barristers and Solicitors, where he practices in the general area of business law with an emphasis on financial institutions and securities law. Mr. Baillie was the Chair of the Ontario Securities Commission between 1978 and 1980, and was also the initial Chair of the federal government's Task Force on the Future of the Canadian Financial Services Sector from December 1996 to July 1997. Currently, Mr. Baillie is the Chair of the Independent Electricity Market Operator (Ontario) and is a director of Sun Life Financial Services of Canada Inc.

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

David A. Galloway joined the Board of Directors in October 2001. Mr. Galloway serves on a number of boards including Bank of Montreal, The E.W. Scripps Company in Cincinnati, Toromont Industries ,and The Harris Bankmont Bank in Chicago. He is also Chairman of The Hospital for Sick Children of Toronto, Canada. Mr. Galloway was formerly CEO of Torstar Corporation from 1988 to May 2002 ..

Hunter S. Grant has been a director since September 1989. Mr. Grant was the Co-Publisher, President and General Manager of The Recorder and Times Limited, a daily newspaper publishing company, from July 1977 until July 1998. He is currently the President of Kingmer Holdings Ltd., and also the President and Chairman of the Board of RipNet Limited, an Internet Provision Company in Brockville, Ontario.

James L. Hopkins joined the Board of Directors in October 2001, concurrent with Corel's completion of its acquisition of Micrografx, Inc. Prior to the acquisition, Mr. Hopkins served as Chairman and Chief Executive Officer of Micrografx Inc., having been appointed to those positions in September 2000 and October 2000, respectively. Prior to that, Mr. Hopkins was Managing Director of the Austin, Texas office of Hoak Breedlove Wesneski & Co., a technology investment banking firm. From 1991 through May 1999, Mr. Hopkins held a variety of positions with STB Systems, Inc., leading to the position of Vice President of Strategic Marketing and Chief Financial Officer. Mr. Hopkins is on the Board of Directors for Healthaxis, Inc. in Irving, Texas, Palomar Mountain Spring Water, Inc. in Corona, CA, as well as two early-stage, Texas-based, privately held software companies.

Jean-Louis Malouin became a director in November 1997. Dr. Malouin was professor and Dean of the Faculty of Business at the University of Ottawa from 1992 to 2000, at the University of Alberta from 1989 to 1992 and at the Université Laval from 1966 to 1989 where he was Dean from 1984 to 1988). He is presently Vice-president of Canada-China International Management Institute. He has served as a management consultant for numerous organizations and institutions, and is regularly invited to deliver graduate courses in Business Strategy.

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

Germaine Gibara joined the Board of Directors in October 2001. From 1992 to 1994 and since 1995, Mrs. Gibara has been the President of Avvio Management Inc., a management consulting firm associated with a network of consultants in Europe and the USA, serving clients around the world. Mrs. Gibara was Vice-President, Technology Investments, at the Caisse de dépot et placement duQuébec from 1994 to 1995, and President of Alcan Automotive Structures, a division of Alcan Aluminum Ltd from 1991 to 1996. Since 2002, Mrs. Gibara sits on the Board of Sun Life Financial Services of Canada Inc. and Pechiney.

Under the Canada Business Corporations Act, at least 25% of the members of the Board of must be resident Canadians. All directors hold office until the next annual meeting of shareholders and until their successors have been elected. The executive officers of Corel serve at the discretion of the Board of Directors of Corel. There are no family relationships among any of the directors and executive officers of Corel.

The Audit Committee reviews the internal accounting procedures of Corel and consults with and reviews the services provided by Corel's independent auditors.

The Nominating and Compensation Committee has a mandate to: (a) make recommendations with respect to succession planning for senior management and directors, (b) make recommendations with respect to compensation, stock option, stock purchase or similar plans, and administer such plans and grant stock options to eligible participants in the Corporation's stock option plans, (c) make recommendations with respect to compensation of senior officers and directors, and (d) review policy matters relating to employment, compensation and benefits of employees of Corel generally. The Nominating and Compensation Committee met three times in fiscal 2002 and acted by way of resolution on one other occasion.

Corel has a policy of compensation based on merit and performance and does not discriminate or distinguish with respect to persons performing similar functions. Compensation in Corel, as compared to industry surveys, is consistent with industry standards at the level necessary to attract and retain qualified personnel.

On January 31, 2003 Corel's Board of Directors approved the adoption of a Code of Ethics (the"Code") applicable to Corel's principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. The Code complies with regulations issued by the Securities Exchange Commission (the"SEC") under section 406 of the Sarbanes - Oxley Act of 2002. The Code has been designed to deter wrongdoing and promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that Corel files with, or submits to, the SEC and in other public communications made by Corel; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code to an appropriate person or persons; and accountability for adherence to the Code. The application of the Code to the persons it applies to may only be waived by the Board of Directors in accordance with SEC regulations and the Sarbanes - Oxley Act of 2002. A copy of the Code is available to the general public at Corel's Website at www.corel.com\investor. In addition, Corel will disclose on its website any amendment to its Code and any waiver of the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Item 11. Executive Compensation

The following table, presented in CDN$, in accordance with the regulations of the Securities Act (Ontario), sets forth all compensation paid in respect of the individuals who were, at November 30, 2002, the Chief Executive Officer, the other four most highly compensated executive officers of Corel and two executive officers who left the Corporation prior to November 30, 2002 (the "Named Executive Officers").

Summary Compensation Table

					Long-term
		Annual compensation			compensation
				Other
				annual	Securities	All
Name and principal				compen-	under options	other
Position	Year	Salary	Bonus	sation	granted (#)	compensation
Derek J. Burney	2002	$350,000	Nil		339,325
President and	2001	303,461	122,500		187,500
Chief Executive Officer	2000	293,077	57,884		225,000

Amanda Bedborough	2002	467,588	Nil		75,525	22,839
Executive Vice President,	2001	81,054	Nil		60,000
EMEA Operations

Steven Houck	2002	377,466	Nil		43,925
Executive Vice President,	2001	297,409	Nil		19,000
Partner Relations	2000	211,299	65,100		63,600

Brett Denly	2002	346,441	Nil		20,400
Vice President,	2001	41,543	Nil		7,075
Marketing EMEA

Ian LeGrow (1)	2002	203,676	Nil	84,469	56,250
Executive Vice President,	2001	196,596	40,000		54,700
New Ventures	2000	163,269	Nil		16,000

John Blaine (2)	2002	216,601	Nil		100,875	380,473
Executive Vice President,	2001	238,212	48,000		75,000
Finance, CFO and Treasurer	2000	134,135	Nil		100,000

Gary Klembara (2)	2002	457,073	Nil		76,000	322,213
Executive Vice President,	2001	43,290	Nil		60,000
Sales

Notes:

(1)Ian LeGrow's other annual compensation includes tuition paid on his behalf for an Executive Master's Program. Perquisites and other personal benefits do not exceed the lesser of CDN $50,000 and 10% of the total of the annual salary and bonus for any of the other named executive officers.

(2)John Blaine and Gary Klembara left Corel in fiscal 2002. Mr. Blaine left September 27, 2002 and Mr. Klembara left October 16, 2002.

The following table sets forth the stock options granted under the Corel Corporation Stock Option Plan 2002 during the fiscal year ended November 30, 2002 to the named executive officers.

Option Grants for the Year Ended November 30, 2002

and Potential Realizable Value of Each Grant of Options

					Potential realizable value at assumed annual rates of stock price appreciation for option term (CDN$)

	Number of	% of total	Exercise
	securities	options	or base
	underlying	granted to	price
	options	employees in	($/share)	Expiration
Name	granted (#)	fiscal year	(CDN$)	date	5% ($)	10% ($)
Derek J. Burney	62,500	1.28%	$ 2.55	February 6, 2006	34,346	73,966
	92,625	1.90%	$ 2.30	April 3, 2006	45,911	98,871
	89,625	1.84%	$ 1.27	July 3, 2006	24,530	52,826
	94,575	1.94%	$ 1.22	September 30, 2006	24,865	53,549
Amanda Bedborough	20,000	0.41%	$ 2.55	February 6, 2006	10,990	23,669
	18,200	0.37%	$ 2.30	April 3, 2006	9,021	19,427
	16,900	0.35%	$ 1.27	July 3, 2006	4,625	9,961
	18,425	0.38%	$ 1.22	September 30, 2006	4,844	10,432
Steven Houck	6,950	0.14%	$ 2.55	February 6, 2006	2,441	5,258
	17,875	0.37%	$ 2.30	April 3, 2006	5,509	11,863
	9,325	0.19%	$ 1.27	July 3, 2006	1,668	3,592
	9,775	0.20%	$ 1.22	September 30, 2006	1,622	3,493
Brett Denly	3,725	0.43%	$ 2.55	February 6, 2006	2,047	4,408
	5,100	0.51%	$ 2.30	April 3, 2006	2,528	5,444
	5,550	0.45%	$ 1.27	July 3, 2006	1,519	3,271
	6,025	0.45%	$ 1.22	September 30, 2006	1,584	3,411
Ian LeGrow	18,750	0.39%	$ 2.55	February 6, 2006	10,304	22,190
	20,700	0.43%	$ 2.30	April 3, 2006	10,260	22,096
	17,400	0.36%	$ 1.27	July 3, 2006	4,762	10,256
	17,700	0.36%	$ 1.22	September 30, 2006	4,654	10,022
John Blaine(1)	25,850	0.53%	$ 2.55	March 30, 2003	14,206	30,592
	21,000	0.57%	$ 2.30	March 30, 2003	13,755	29,621
	17,400	0.50%	$ 1.27	March 30, 2003	6,637	14,293
	23,025	0.47%	$ 1.22	March 30, 2003	6,057	13,037
Gary Klembara(1)	N/A	N/A	N/A	N/A	N/A	N/A

(1)John Blaine and Gary Klembara left Corel in fiscal 2002. Mr. Blaine left September 27, 2002 and Mr. Klembara left October 16, 2002.

The following table sets forth each exercise of stock options under the Corel Corporation Stock Option Plan during the fiscal year ended November 30, 2002 by the named executive officers.

Aggregated Option Exercises During the Fiscal Year Ended

November 30, 2002 and Fiscal Year-End Option Values

Value of unexercised
			Unexercised	in-the-money
	Securities	Aggregate	options at	options at
	acquired	value	Nov. 30, 2002	Nov. 30, 2002
	on exercise	realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Name	(#)	(CDN$)	(#)	(CDN$)
Derek Burney			479,110 / 288,715	$76,402 / $152,804
Amanda Bedborough			64,510 / 69,015	$14,648 / $29,293
Steven Houck			90,912 / 35,613	$5,090* / $10,177*
Brett Denly			11,518 / 15,957	$4,800 / $9,599
Ian LeGrow			133,050 / 68,450	$14,564 / $29,128
John Blaine(1)			75,867 / 0	$39,259 / $0
Gary Klembara(1)	11,700	$ 1,563	0 / 0	$0 / $0

(*) in US$.

(1)John Blaine and Gary Klembara left Corel in fiscal 2002. Mr. Blaine left September 27, 2002 and Mr. Klembara left October 16, 2002.

All options are exercisable as to one-third on each of the date of original grant and the first and second anniversaries thereof, except for options granted prior to October 2000, which are exercisable when granted (with the exception of options granted during an employee's probationary period, usually six months in length).

Compensation of Directors

Directors who are salaried officers of Corel receive no compensation for serving on the Board of Directors. The other directors (the "independent directors"), of whom there are currently seven, receive an annual retainer of CDN $16,000 (CDN $25,000 for Board Chair) and a fee of CDN $1,000 (CDN $2,000 for Board and Committee Chairs and Board Vice-Chair) for each Board of Directors and Committee meeting they attend, and are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending such meetings.

On August 15, 2000, a Deferred Share Units Plan ("DSP") for non-employee members of the Board of Directors was established by Corel. Under the DSP, each director may elect to be paid up to 100% of his or her compensation in deferred share units ("DSUs"). A DSU is credited by means of a bookkeeping entry in the books of Corel to an account in the name of the director and payable only at the end of his or her mandate on the Board of Directors, in cash or by way of Common Shares equal in number to the DSUs credited to the director's account, based on the market value of the Common Shares at that time. The number of DSUs credited to each director is determined on the basis of the portion elected by each director of the amount payable to such director for the director's retainer and meeting fees for each financial quarter, divided by the value of a DSU (which is equal to the closing price of the Common Shares on The Toronto Stock Exchange (TSX) on the third trading day after the announcement of the results for such financial quarter). DSUs are credited with dividend equivalents when dividends are paid on Common Shares and such dividend equivalents are converted into additional DSUs. Additional compensation consisting of options for Common Shares may be awarded to non-employee directors as the Board of Directors deems appropriate.

The total compensation earned by non-employee directors in the financial year ending November 30, 2002 for duties performed during that fiscal year was CDN $266,500. As of February 12, 2002, a total of 171,355 units have been credited to directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Corel has entered into an employment agreement with Derek J. Burney dated as of October 17, 2001. The employment agreement sets forth the remuneration of Mr. Burney, including salary, bonus, vacation entitlement, car allowance and ancillary perquisites. Mr. Burney receives an annual base salary of CDN $350,000. Mr. Burney may terminate his employment with Corel at any time by giving 30 days notice of termination to Corel. If Corel terminates Mr. Burney without cause or good reason (as defined within the employment agreement), Corel will pay severance in the amount of 24 months' salary, (the "severance period"). If Mr. Burney is subsequently employed by another party for any portion of the severance period, the severance payment will be reduced by 50% during the period in which Mr. Burney has obtained alternate employment. Mr. Burney is also entitled to incentive payments earned during the severance period and accelerated vesting of any options that vest within the severance period. On a change of control (as defined within the employment agreement), if Mr. Burney is terminated, he is entitled to an amount equivalent to 24 months' salary along with the other benefits described above.

Corel entered into an employment agreement with Amanda Bedborough dated as of August 1, 2001. The employment agreement sets forth the remuneration of Ms. Bedborough, including salary, bonus, vacation entitlement, car allowance and ancillary perquisites. Ms. Bedborough may terminate her employment with Corel at any time by giving 2 months notice of termination to Corel. If Corel terminates Ms. Bedborough without cause, Corel will pay severance of a minimum of six months base salary. If the employee is terminated because the employee becomes redundant, Ms. Bedborough shall receive an additional one months base salary per year of completed service to a maximum of 12 months base (the "severance period").

Corel entered into an employment agreements with each of Steve Houck and Ian LeGrow dated as of April 8, 2002 and April 17, 2002 respectively. Each employment agreement sets forth the remuneration of the individuals, including salary, bonus, vacation entitlement, car allowance and ancillary perquisites, as applicable. Each of these individuals may terminate their respective employment with Corel at any time by giving 30 days notice of termination to Corel. If Corel terminates any of these individuals without cause or good reason (as defined within the employment agreement), Corel will pay severance in the amount of 12 months' salary (the "severance period"). If that individual is subsequently employed by another party for any portion of the severance period, Corel will pay a lump sum payment equivalent to 6 months' salary immediately upon termination and any additional severance payment will be reduced by 50% during the period in which that individual has obtained alternate employment. The individuals are also entitled to accelerated vesting of any options granted on or after January 28, 2002 that vest within the severance period. On a change of control (as defined within the employment agreement), if that individual is terminated, he is entitled to an amount equivalent to 6 months' salary along with the other benefits described above.

Corel entered into an employment agreement with John Blaine dated as of January 8, 2002. Mr. Blaine left Corel on September 27, 2002 and Corel entered into a settlement and release agreement dated as of October 3, 2002. Pursuant to the settlement agreement, Mr. Blaine received a lump sum payment for 18 months' salary, a lump sum payment equivalent to 12 months' salary was paid immediately upon termination and any additional severance payment will be reduced by 50% during the period in which Mr. Blaine has obtained alternate employment. Mr. Blaine was also entitled to accelerated vesting of any options granted on or after January 28, 2002.

Corel entered into an employment agreement with Gary Klembara dated September 10, 2001. Mr. Klembara left Corel on October 16, 2002 and Corel entered into a settlement agreement dated November 4, 2002. Pursuant to the settlement agreement, Mr. Klembara received a lump sum payment for six months' salary. Mr. Klembara also received certain incentive and commission amounts as part of his lump sum payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 12, 2003, certain information with respect to the beneficial ownership of Common Shares (Company's only class of currently voting securities) by (1) each person known by Corel to be a beneficial owner of more than 5% of its outstanding Common Shares, (2) by each director and named executive officer and (3) by all directors and executive officers as a group.

Name and address of beneficial owner (2)	Common shares beneficially owned	Exercisable options	Percentage owned (1)

Derek J. Burney	35,000	560,818	*
Amanda Bedborough	100	85,577	*
Brett Denly		14,918	*
Steven Houck	5,000	107,521	*
Ian LeGrow	7,000	134,200	*
James C. Baillie	25,000	15,837	*
Lyle B. Blair		25,837	*
David A. Galloway		7,503	*
Germaine Gibara		7,503	*
Hunter S. Grant	5,000	25,837	*
James Hopkins	267,463	12,503	*
Jean-Louis Malouin	1,000	25,837	*
Barbara McDougall		25,837	*
Directors and Executive Officers	347,563	1,238,023	*

* Indicates less than 1%

Notes

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

(2) The address for each director and executive officer is Corel Corporation, 1600 Carling Avenue, Ottawa, Ontario, Canada, K1Z 8R7.

Statements contained in the table as to securities beneficially owned by directors, executive officers and beneficial owners of more than 5% of Corel's outstanding Common Shares are, in each instance, based upon information obtained from such directors and executive officers. Statements contained in the table as to securities beneficially owned by beneficial owners of holders of 5% or more of Corel's outstanding Common Shares are based on Schedules 13G or 13D filed by such persons with the U.S. Securities and Exchange Commission.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

(in thousands, except in per share data)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,562	$3.29	24,300
Equity compensation plans not approved by security holders
	7,562	$3.29	24,300

Item 13. Certain Relationships and Related Transactions

None

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Corel's chief executive officer and chief financial officer have evaluated the effectiveness of Corel's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of February 10, 2002, (the "Evaluation Date"). Based on such review, they have concluded that, as of the Evaluation Date, Corel's disclosure controls and procedures were effective to ensure that material information relating to Corel and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in Corel's internal controls or to the knowledge of Corel's chief executive officer and chief financial officer, in other factors that could significantly affect Corel's internal controls subsequent to the Evaluation Date.

(c) Limitations on the Effectiveness of Controls. Corel's management including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K.

1. Financial Statements

2. Financial Statements Schedule

The following financial statements schedule and related auditors' report are filed as part of this report herewith as Exhibits 99.1 and 99.2:

Schedule II Valuation and Qualifying Accounts for the years ended November 30, 2002, 2001 and 2000

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits

Exhibit Number
3.1	Certificate and Articles of Incorporation. (1)
3.2	By-law No. 6. (1)
3.3	Certificate and Articles of Amalgamation of Corel Corporation and Corel Computer Corp. (1)
3.4	Amendment to Articles of Incorporation. (6)
4.1	Specimen of Common Share Certificate. (1)
4.2	Shareholder Rights Plan Agreement dated February 11, 1999, as amended and restated as of March 31, 1999, by and between Corel and Montreal Trust Company of Canada, as rights agent. (3)
10.1	Corel Corporation Stock Option Plan, as amended. (4)
10.2	Corel Corporation Stock Option Plan 2000. (4)
10.3	Share Purchase Agreement dated September 18, 2000 by and between Corel and Albans Investments Limited. (6)
10.4	Registration Rights Agreement dated September 18, 2000 by and between Corel and Albans Investments Limited. (6)
10.5	Escrow Agreement dated September 18, 2000 by and between Corel, Albans Investments Limited and Epstein Becker & Green, P.C., as escrow agent. (6)
10.6	Form of Share Purchase Warrant between Corel and each of Albans Investment Limited, Whale Securities Co., L.P., and Richard Geyser. (6)
10.7	Share Purchase Agreement dated October 2, 2000 by and between Corel, Microsoft Licensing, Inc. and Microsoft Corporation. (5)
10.8	Registration Rights Agreement dated October 2, 2000 by and between Corel, Microsoft Licensing, Inc. and Microsoft Corporation. (5)
10.9	Technology and Services Agreement dated October 2, 2000 by and between Corel and Microsoft Corporation. (5)
10.10	Employment Agreement dated as of October 17, 2001 between Corel Corporation and Derek J. Burney. (9)
10.11	Merger Agreement dated as of July 16, 2001 as amended and restated between Corel, Calgary I Acquisition Corp. and Micrografx, Inc. (7)
10.12	Participation Rights Agreement dated as of October 30, 2001 between Corel and The Bank of New York, as Trustee. (9)
10.13	Merger Agreement dated as of August 7, 2001 as amended and restated between Corel, Calgary II Acquisition Corp. and SoftQuad Software, Ltd. (8)
10.14	Employment Agreement made as of August 1, 2001 between Corel Corporation and Amanda Bedborough. (2)
10.15	Employment Agreement dated as of April 18, 2002 between Corel Corporation and Steven Houck. (2)
10.16	Employment Agreement dated as of April 17, 2002 between Corel Corporation and Ian LeGrow. (2)
21.1	Subsidiaries of Registrant. (2)
23.1	Consent of PricewaterhouseCoopers LLP Chartered Accountants. (2)
99	906 Certifications (2)
99.1	Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts for the years ended November 30, 2002, 2001 and 2000. (2)
99.2	Auditors' Report to the Board of Directors on Financial Statement Schedules. (2)
99.3	Code of conduct and ethics for Senior Financial Officers. (2)

(1) Previously filed as an exhibit to Corel's Registration Statement No. 33-50886 and incorporated herein by reference

(2) Filed herewith

(3) Previously filed as an exhibit to Corel's Registration Statement No. 000-20562 and incorporated herein by reference

(4) Previously filed as an exhibit to Corel's Registration Statement No. 333-42790 and incorporated herein by reference

(5) Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2000 and incorporated herein by reference

(6) Previously filed as an exhibit to the Annual report on Form 10-K dated February 21, 2001 and incorporated herein by reference

(7) Previously filed as an exhibit to the Current Report on Form 8-K dated July 16, 2001 and incorporated herein by reference

(8) Previously filed as Annex A to Corel's Registration Statement 333-69868 and incorporated herein by reference

(9) Previously filed as an exhibit to the Annual report on Form 10-K dated February 27, 2002 and incorporated herein by reference

(b) Reports on Form 8-K

None

(c) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ottawa, Province of Ontario, Canada, on February 18, 2003.

COREL CORPORATION

By	/s/ W. Martin Catto
W. Martin Catto
Executive Vice President, Finance,
and Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek J. Burney and W. Martin Catto, his or her Attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said Attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 18, 2003.

Signature	Title
/s/ James C. Baillie	Chair of the Board of Directors
James C. Baillie

/s/ Derek J. Burney	President and Chief Executive Officer, Director
Derek J. Burney

/s/ Lyle B. Blair	Director
Lyle B. Blair

/s/ David Galloway	Director
David Galloway

/s/ Hunter S. Grant	Director
Hunter S. Grant

/s/ James Hopkins	Director
James Hopkins

/s/ Jean-Louis Malouin	Director
Jean-Louis Malouin

/s/ Germaine Gibara	Director
Germaine Gibara

/s/ Barbara McDougall	Director
Barbara McDougall

/s/ W. Martin Catto	Executive Vice President, Finance
W. Martin Catto	Interim Chief Financial Officer
(principal financial and accounting officer)

Schedule II - 1

Index to Exhibits

Exhibit
3.1	Certificate and Articles of Incorporation. (1)
3.2	By-law No. 6. (1)
3.3	Certificate and Articles of Amalgamation of Corel Corporation and Corel Computer Corp. (1)
3.4	Amendment to Articles of Incorporation. (6)
4.1	Specimen of Common Share Certificate. (1)
4.2	Shareholder Rights Plan Agreement dated February 11, 1999, as amended and restated as of March 31, 1999, by and between Corel and Montreal Trust Company of Canada, as rights agent. (3)
10.1	Corel Corporation Stock Option Plan, as amended. (4)
10.2	Corel Corporation Stock Option Plan 2000. (4)
10.3	Share Purchase Agreement dated September 18, 2000 by and between Corel and Albans Investments Limited. (6)
10.4	Registration Rights Agreement dated September 18, 2000 by and between Corel and Albans Investments Limited. (6)
10.5	Escrow Agreement dated September 18, 2000 by and between Corel, Albans Investments Limited and Epstein Becker & Green, P.C., as escrow agent. (6)
10.6	Form of Share Purchase Warrant between Corel and each of Albans Investment Limited, Whale Securities Co., L.P., and Richard Geyser. (6)
10.7	Share Purchase Agreement dated October 2, 2000 by and between Corel, Microsoft Corporation and Microsoft Licensing, Inc.(5) Microsoft Corporation. (5)Microsoft (
10.8	Registration Rights Agreement dated October 2, 2000 by and between Corel, Microsoft Corporation and Microsoft Licensing, Inc.(5)
10.9	Technology and Services Agreement dated October 2, 2000 by and between Corel and Microsoft Corporation. (5)
10.1	Employment Agreement dated as of October 17, 2001 between Corel and Derek J. Burney. (9)
10.11	Merger Agreement dated as of July 16, 2001 as amended and restated between Corel, Calgary I Acquisition Corp. and Micrografx, Inc. (7)
10.12	Participation Rights Agreement dated as of October 30, 2001 between Corel and The Bank of New York, as Trustee. (9)
10.13	Merger Agreement dated as of August 7, 2001 as amended and restated between Corel, Calgary II Acquisition Corp. and SoftQuad Software, Ltd. (8)
10.14	Employment Agreement made as of August 1, 2001 between Corel Corporation and Amanda Bedborough. (2)
10.15	Employment Agreement dated as of April 18, 2002 between Corel Corporation and Steven Houck. (2)
10.16	Employment Agreement dated as of April 17, 2002 between Corel Corporation and Ian LeGrow. (2)
21.1	Subsidiaries of Registrant. (2)
23.1	Consent of PricewaterhouseCoopers LLP Chartered Accountants. (2)
99.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99.1	Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts for the years ended November 30, 2002, 2001 and 2000. (2)
99.2	Auditors' Report to the Board of Directors on Financial Statement Schedules. (2)

Form of Certification on Form 10-K

I, Derek Burney, certify that:

1.I have reviewed this annual report on Form 10-K of Corel Corporation ("the Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 18, 2003

/s/ Derek Burney

Derek Burney

President and Chief Executive Officer

Form of Certification on Form 10-K

I, W. Martin Catto, certify that:

1.I have reviewed this annual report on Form 10-K of Corel Corporation ("the Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 18, 2003

/s/ W. Martin Catto

W. Martin Catto

Executive Vice President, Finance and Interim Chief Financial Officer