Form 10-Q
period 2003-02-28
COREL CORP
filed 2003-04-14
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

    Indicate by check mark whether the registrant is an accelerated filer.  YES [X]    NO [  ]

As of April 11, 2003 the registrant had 91,871,550 Common Shares. outstanding.

Corel Corporation

Form 10-Q for the Quarter Ended February 28, 2003

Table of Contents

Part I

Part II

Item 1.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	16

Signatures	17
CERTIFICATIONS	18

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

COREL CORPORATION

Consolidated Balance Sheets

(in thousands of US$)

(unaudited)

	February 28,	November 30,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$ 53,536	$ 18,874
Restricted cash	1,561	1,558
Short-term investments	17,951	56,952
Accounts receivable
Trade	16,728	19,958
Other	336	250
Inventory	1,187	191
Prepaid expenses	3,459	2,786
Total current assets	94,758	100,569
Investments	8,109	8,590
Fixed assets	6,724	8,762
Intangible assets	11,692	13,006
Total assets	$ 121,283	$ 130,927
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$ 16,484	$ 22,552
Income taxes payable	2,909	5,685
Deferred revenue	8,223	8,875
Total current liabilities	27,616	37,112
Deferred revenue	1,324	879
Future income tax liabilities	760	806
Total liabilities	29,700	38,797

Commitments and contingencies

Shareholders' equity
Share capital
Issued and outstanding (000's): 91,840 common shares (91,818 on November 30, 2002);	$ 405,151	$ 405,124
24,000 Series A preferred shares (24,000 on November 30, 2002)
Contributed surplus	4,990	4,990
Deficit	(318,558)	(317,984)
Total shareholders' equity	91,583	92,130
Total liabilities and shareholders' equity	$ 121,283	$ 130,927

(See accompanying Notes to Consolidated Financial Statements)

COREL CORPORATION

Consolidated Statements of Operations

(in thousands of US$, except share and per share data)

(unaudited)

	Three months ended
	February 28,
	2003	2002
Sales	$ 28,329	$ 31,214
Cost of sales	3,647	2,909
Gross profit	24,682	28,305
Expenses
Sales	9,452	7,846
Marketing	4,727	4,874
Research and development	5,024	7,137
General and administration	6,955	7,463
Depreciation and amortization	3,767	4,305
Loss (gain) on foreign exchange	(576)	157
	29,349	31,782
Loss from operations	(4,667)	(3,477)
Loss on investment	(36)	(18)
Interest income	239	488
Loss before the undernoted	(4,464)	(3,007)
Income tax (recovery) expense	(4,323)	63
Share of loss in equity investment	(433)	(204)
Net loss	(574)	(3,148)

Deficit beginning of period	(317,984)	(221,560)
Deficit end of period	$ (318,558)	$ (224,708)

Loss per share:
Basic	$ (0.01)	$ (0.04)
Diluted	$ (0.01)	$ (0.04)
Weighted average number of common shares outstanding (000s):
Basic	91,826	80,709
Diluted	91,826	80,709

(See accompanying Notes to Consolidated Financial Statements)

COREL CORPORATION

Consolidated Statements of Cash Flows

(in thousands of US$)

(unaudited)

	Three months ended
	February 28,
	2003	2002

Operating activities:
Net loss	$ (574)	$ (3,148)
Items which do not involve cash or cash equivalents:
Depreciation of fixed assets	1,357	1,377
Amortization of intangible assets	2,730	3,379
Bad debt expense	63	52
Loss on write down of investments	48	18
Future income tax	(46)	(319)
Gain on disposal of assets	(10)
Share of loss in equity investments	433	204
Changes in operating assets and liabilities
Restricted cash	(3)	7
Accounts receivable	3,081	(34)
Inventory	(996)	128
Prepaid expenses	(673)	(987)
Accounts payable and accrued liabilities	(6,068)	(5,232)
Income tax payable	(2,776)	(69)
Deferred revenue	(207)	(15)
Net cash used in operating activities	(3,641)	(4,639)
Financing activities:
Issuance of common shares	27	64
Net cash provided by financing activities	27	64
Investing activities:
Purchase of investments		(2,071)
Redemption of short term investments	39,001	55,146
Purchase of capital assets	(735)	(1,031)
Proceeds on disposal of assets	10
Net cash provided by investing activities	38,276	52,044
Increase in cash and cash equivalents	34,662	47,469
Cash and cash equivalents at beginning of period	18,874	24,924
Cash and cash equivalents at end of period	$ 53,336	$ 72,393

Supplementary cash information:
Cash paid (refund received) for income taxes	$ (1,684)	$ 890

(See accompanying Notes to Consolidated Financial Statements)

Notes to Consolidated Financial Statements

February 28, 2003

(unaudited)

1. Summary of Significant Accounting Policies

All dollar amounts included herein are expressed in thousands of US$ unless otherwise noted. Certain per share information is expressed in units of US$ unless otherwise noted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These principles are also generally accepted in the United States ("US GAAP") in all material respects except as disclosed in Note 6. In management's opinion, all adjustments necessary for fair presentation are reflected in the financial statements. All adjustments made are normal and recurring in nature. Corel Corporation ("Corel") has followed the same accounting policies and methods of application as in the most recent audited financial statements except as stated herein.

Comparative Figures

Historical comparative figures have been reclassified to reflect current presentation. In the third quarter of fiscal 2002, the amortization of technology, historically included as a component of costs of goods sold, was reclassified for financial statement presentation to depreciation and amortization expense.

2. Loss per share

The calculation of loss per share is based on the weighted average number of shares outstanding during the period. As the impacts of the exercise of options and warrants and conversion of preferred shares are anti-dilutive in the first three months of fiscal 2003, 8,717,000 outstanding options, 226,000 warrants and 24,000,000 preferred shares have been excluded from the calculation of diluted earnings per share.

	Three months ended February 28,
	2003	2002
Basic and Diluted:
Weighted average common shares outstanding	91,826	80,709
Net loss	$ (574)	$ (3,148)
Loss per share	$ (0.01)	$ (0.04)

3. Subsequent Events

On March 24, 2003, Corel Corporation and Vector Capital announced that Corel's Board of Directors had entered into a non-disclosure and standstill agreement with Vector CC Holdings, L.L.C. ("Vector") a company affiliated with Vector Capital, a venture capital firm. The Board of Directors had engaged CIBC World Markets Inc. to assess and identify other strategic alternatives to maximize value for the company's shareholders.

On March 24, 2003, Vector announced that it had completed the purchase of 22,890,000 Series A participating convertible preferred shares of Corel (the "Series A Shares") representing 95.38% of outstanding Series A Shares at a price of US$0.5625 per share from Microsoft Licensing, Inc. in a private transaction as originally announced on March 10, 2003. Those shares are convertible on a one-for-one basis into common shares of Corel and represent approximately 19.95% of the issued and outstanding common shares of Corel at February 28, 2003, assuming conversion of those shares.

Pursuant to the agreement signed with Corel, Vector commenced a detailed due diligence review of Corel's business and will be given the opportunity to make a proposal to Corel and its shareholders for the acquisition of Corel. CIBC World Markets Inc. is assisting Corel in exploring its strategic alternatives, including soliciting proposals from other parties, who will also be permitted to undertake due diligence reviews of Corel's business.

Corel's Board of Directors has agreed, subject to certain conditions, to recommend that shareholders support a proposal which may be made by Vector and for which Corel and Vector enter into a definitive agreement valued at US$1.10 or more per share. Any such recommendation with respect to a Vector transaction is subject to the fiduciary right of Corel's Board of Directors to consider and support at any time a superior proposal and to Corel's Board of Directors receiving an opinion that the consideration to be received from Vector is fair from a financial point of view to the holders of its common shares. Vector has agreed , for a period of six months, to not oppose a competing proposal that provides for payment to Vector of at least US$1.25 per Series A share and for payment to the holders of Corel's common shares of at least 105% of Vector's best offer. The agreement with Vector also prohibits Vector from making a formal takeover bid at a price below US$1.00 per share during the six month period.

4. Segmented information

Corel has one global operating segment. A summary of sales by product group, region and major customer from consolidated operations is as follows. Comparative amounts have been reclassified to be consistent with current presentation.

	Three months ended
	February 28,
	2003	2002
By product
Graphics Solutions	$ 15,264	$ 16,455
Office Productivity Solutions	8,988	11,938
Process Management Solutions	2,258	2,161
Other (including XML Solutions)	1,819	660
	$ 28,329	$ 31,214
By region
North America
Canada	$ 2,104	$ 1,765
U.S.A.	10,717	13,785
Europe, Middle East, Africa	9,577	10,404
Rest of world	3,365	3,238
OEM	2,566	2,022
	$ 28,329	$ 31,214
By major customer
Ingram Micro Inc.	$ 7,328	$ 6,451
Tech Data Corporation	3,092	3,781
All others	17,909	20,982
	$ 28,329	$ 31,214

5. Stock options plans

Effective December 1, 2002, Corel adopted the new recommendations of the Canadian Institute of Chartered Accountants relating to stock based compensation. Under the new recommendations, where the fair value-based method of accounting has not been used to account for employee stock options, companies are required to disclose pro-forma earnings per share, as if the fair value based method of accounting has been used to account for these stock based awards. The estimated share based compensation costs based on stock options granted to directors, officers, employees and consultants and the pro-forma net loss per share are as follows:

	Three months ended
	February 28,
	2003	2002

Net loss	$ (574)	$ (3,148)
Estimated stock-based compensation costs	(470)	(395)
Pro forma net loss	$ (1,044)	$ (3,543)
Pro forma loss per share basic and diluted	$ (0.01)	$ (0.04)

The fair values of all options granted during the three months ended February 28, 2003 and 2002 were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended
	February 28,
	2003	2002

Expected option life (years)	3	3
Volatility	97	110
Risk free interest rate	3.59%	3.72%
Dividend yield	nil	nil

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

6. Significant differences between Canadian and United States GAAP

Corel's financial statements are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. There were no differences in reported cash flows for the periods presented. Significant differences between Canadian GAAP and US GAAP are reflected in the Balance Sheets and Statements of Operations set forth below:

Balance Sheet in accordance with US GAAP	As at
	February 28,	November 30,
	Notes	2003	2002
Assets
Current assets		$ 94,758	$ 100,569
Investments	(B)	8,109	8,590
Fixed assets		6,724	8,762
Intangible assets	(A)	10,639	11,881
Total assets		$ 120,230	$ 129,802

Liabilities
Current liabilities		$ 16,484	$ 31,427
Income taxes payable		2,909	5,685
Deferred revenue		9,547	879
Future income tax liabilities		760	806
Total liabilities		29,700	38,797
Shareholders' equity	(A)	90,530	91,005
Total liabilities and shareholders' equity		$ 120,230	$ 129,802

Statement of Operations in accordance with US GAAP		Three months ended
February 28,
	Notes	2003	2002
Net loss in accordance with Canadian GAAP		$ (574)	$ (3,148)
Amortization of acquired technology	(A)	$ 73
Net loss in accordance with US GAAP		$ (501)	$ (3,148)

Comprehensive income
Net loss in accordance with US GAAP		$ (501)	$ (3,148)
Unrealized holding losses on available for sale securities	(B)		(424)
Related income tax	(B)		93
Comprehensive loss		$ (501)	$ (3,479)
Loss per share
Basic		$ (0.01)	$ (0.04)
Diluted		$ (0.01)	$ (0.04)

A. In-process research and development

In accordance with Canadian GAAP, the allocation of the purchase price of the acquisition of Micrografx, Inc.("Micrografx") included $4.3 million for in-process research and development, which is being amortized over its expected useful life. For US GAAP purposes, this was expensed in fiscal 2001, the year of acquisition.

B. Comprehensive income

US GAAP requires available-for-sale securities to be marked to market with unrealized holding gains or losses being accounted for in other comprehensive income. Accordingly, the reported carrying value of investments would not have changed at February 28, 2003 and November 30, 2002.

Stock options plans

Effective December 1, 2002, Corel adopted SFAS No.148 - "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No.123". Under SFAS No.148, where the fair value-based method of accounting has not been used to account for employee stock options, companies are required to disclose pro-forma earnings per share, as if the fair value based method of accounting has been used to account for these stock based awards. The estimated share based compensation costs based on stock options granted to directors and employees and the pro-forma net loss per share are as follows:

	Three months ended
	February 28,
	2003	2002

Net loss in accordance with US GAAP	$ (647)	$ (3,479)
Estimated stock-based compensation costs	(470)	(395)
Pro forma net loss	$ (1,117)	$ (3,874)
Pro forma loss per share - basic and diluted	$ (0.01)	$ (0.05)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We develop, manufacture, license, sell and support software that is grouped into four main categories: Graphics Solutions, Office Productivity Solutions, XML Solutions and Process Management Solutions. As customers needs evolve, we are developing solutions that enable customers to create, deploy and interact with content across multiple delivery channels.

Our business strategy is to leverage our expertise in content creation and open standards such as XML (Extensible Markup Language), to deliver solutions that allow customers to create, exchange and interact instantly with visually rich content. Using Corel's solutions, customers have access to data which is relevant, accurate and up to date, saving them time, reducing costs and giving them a competitive advantage.

Revenue

Our first quarter 2003 revenue of $28.3 million compared to $31.2 million in the first quarter of fiscal 2002. This was a 9.2%, or $2.9 million, decrease in revenue due mainly to a 7.2% decrease in Graphics Solutions revenue and a 24.7% decrease in Office Productivity Solutions. This decline was partially offset by a 4.5% increase in Process Management Solutions revenue.

Revenue by product group

Graphics Solutions revenue decreased by 7.2% for the quarter ended February 28, 2003 from the quarter ended February 28, 2002, mainly due to a decline in sales from Corel's niche graphics products for which marketing support has been significantly curtailed. These products include Knockout, KPT and Bryce.

Office Productivity Solutions revenue decreased by 24.7% for the quarter ended February 28, 2003 from the quarter ended February 28, 2002, primarily due to the decrease in WordPerfect sales resulting from market anticipation of the new release of WordPerfect Office 11 in the second quarter of 2003. Office Productivity Solutions revenue is expected to increase in subsequent quarters due to this new release.

Process Management Solutions revenue increased by 4.5% for the quarter ended February 28, 2003 from the quarter ended February 28, 2002, mainly due to revenues generated from the new release of Flowcharter 2003 and Process 2003 in the fourth quarter of 2002. Both were newly acquired products in the first quarter of 2002 which were not marketed as much as the 2003 versions.

Other Products revenue increased by $1.2 million in the first quarter of 2003 compared to the first quarter of 2002, primarily as a result of revenue from our XML Solutions and Pro Services products. Our XML Solutions products consist of products acquired from SoftQuad Software, Ltd. ("SoftQuad") in March of 2002.

Revenue by region

Revenue in North America declined 17.5% in the first quarter of 2003 from the first quarter of 2002. This can be attributed to lower sales of WordPerfect Office 2002 due to the anticipated release of WordPerfect Office 11 in the second quarter of 2003.

Revenue in Europe, Middle East and Africa decreased by 7.9% for the quarter ended February 28, 2003 from the quarter ended February 28, 2002. This decline in sales can be attributed to lower sales of Corel Graphics Suite 11 and competitive pricing pressures in key European markets.

Rest of world revenue in the first quarter of 2003 remained relatively flat when compared to the first quarter of 2002.

OEM revenue increased by 27.0% in the first quarter of 2003 over the first quarter of 2002 due in large part to an increase in royalty revenues from recently signed partnerships with leading hardware manufacturers including Sony, Dell and Gateway.

Cost of sales and gross profit

We have historically included the amortization of licenses and acquired technology as a component of cost of goods sold. To make analysis of our financial results more comparable with general industry practices, the acquired technology amortization costs have been reclassified for all periods presented to depreciation and amortization expense. After this change, gross margin for the first quarter of 2003 was 87.1%, down from 90.7% for the same period in the prior year. The increase in cost of sales is a result of provisioning for older material, destruction-related costs and low volume runs.

Sales expenses

Sales expenses increased by 20.5% or $1.6 million for the first quarter of 2003 from the first quarter of 2002. This can be partially attributed to $1.2 million in additional expenses associated with the increased investment in our European workforce and SoftQuad product lines acquired March of 2002.

Marketing expenses

Marketing expenses decreased by 3.0% for the first quarter of 2003 from the first quarter of 2002 in part as a result of cost cutting measures including reduction in the marketing efforts for niche graphics products such as Knockout, KPT and Bryce over the first quarter of 2002. There were also no significant product releases during the quarter, thereby decreasing promotional spending.

General and administrative expenses

General and administrative expenses decreased by 6.8% during the quarter ended February 28, 2003 compared to the quarter ended February 28, 2002. The decrease can be attributed in part to the reduced staff levels, and general cost-cutting measures implemented in the fourth quarter of 2002.

Research and development expenses

Corel's first quarter 2003 research and development expenses decreased 29.6% or $2.1 million compared to the first quarter of fiscal 2002 partly as a result of the restructuring of the development process done in late fiscal 2002. The decrease in expenses is also in part a result of the decrease in staff in research and development in the first quarter of 2003 over the first quarter of 2002.

Depreciation and amortization expenses

Depreciation and amortization in the first quarter of 2003 decreased by 12.5% over the first quarter of 2002 as a result of the write off in late fiscal 2002 of technology acquired from Micrografx in October 2001 and SoftQuad in March 2002.

Interest income

Interest income declined 51.0% for the quarter ended February 28, 2003 from the quarter ended February 28, 2002. This decrease is primarily attributable to a $41.6 million decline in cash available for investment in the first three months of 2003 from the first three months of 2002, as a result of costs related to the acquisition of SoftQuad, and cash used in funding operations, compounded by decreases in the average effective interest rates in the respective periods.

Income taxes

Corel's tax expense is impacted by the relative profitability of its operations in various geographic regions. In addition, during the first quarter of 2003, we received tax reassessments of prior years, settling a number of outstanding tax issues. The first quarter of 2003 tax recovery includes approximately $4.8 million relating to refunds of taxes from those reassessments.

Liquidity and capital resources

As of February 28, 2003, our principal sources of liquidity included cash and cash equivalents and short-term investments of approximately $73.0 million, and trade accounts receivable of $16.7 million. Cash used in operations was $3.6 million for the first three moths of fiscal 2003 compared to $4.6 million for the first three months of fiscal 2002. Favorable factors which increased cash included a reduction in other current assets of $1.4 million and a tax refund of $1.7 million which was offset by a reduction in accounts payables and accruals of $6.1 million. Included in the reduction in accounts payable was $1.3 million in non-recurring severance payments accrued to cover November of 2002 staff reductions and $2.1 million in substantial acceleration of payments which, together with an $1.0 million increase in prepaid insurance, will be offset by a corresponding reduction in comparable cash requirements in subsequent quarters of fiscal 2003.

Corel received a further tax refund of $3.1 million shortly after the end of the first quarter of fiscal 2003.

Financing activities provided $27,000 in the first three months of 2003 compared to $64,000 in the first quarter of 2002. The source of cash in both quarters was the issuance of shares under employee stock option plans.

Cash provided from investing activities was $38.3 million in the first three months of 2003 compared to $52.0 million in the first quarter of 2002. The primary source of cash was the redemption of short-term investments, which provided $39.0 million for the first quarter of 2003. The primary use of cash from investing activities during the quarter was the acquisition of capital assets for $0.7 million, compared to $1.0 million in the first quarter of 2002.

We currently have $53.5 million of cash and cash equivalents and $18.0 million of short-term investments which are highly liquid. We believe these funds, along with future cash flow from operations will provide sufficient liquidity for the near term. At February 28, 2003, our future commitments consisted primarily of lease arrangements for office space and certain sponsorship activities. No significant commitments exist for future capital expenditures. We believe available balances of cash and cash equivalents and short-term investments are sufficient to meet our working capital requirements for the foreseeable future.

Future Payments Under Lease and Sponsorship Contracts

Commitments under lease and sponsorship contract obligations as of February 28, 2003 were as follows:

Fiscal year	Operating leases	Sponsorship contracts	Total
2003 (9 months)	$ 2,995	$ 877	$ 3,872
2004	3,333	903	4,236
2005	1,852	930	2,782
2006	987	958	1,945
2007	392	987	1,379
2008 and thereafter	6,101	11,656	17,757
	$ 15,660	$ 16,311	$ 31,971

Potential Fluctuations in Quarterly Results

We experience significant fluctuations in our quarterly operating results due to the following factors: market acceptance of new and enhanced products, timing and shipment of significant orders, mix of products sold, exchange rate fluctuations, length of revenue cycles and cycles in the markets we serve. In addition, our net revenue and operating results for a future quarter will depend on generating and shipping orders in the same quarter that the order is received. The failure to receive anticipated orders or delays in shipments near the end of a quarter, due to rescheduling, cancellations or unexpected manufacturing difficulties, may cause net revenue in a particular quarter to fall significantly below expectations. This could adversely affect our operating results for such quarter.

Being first to market with new products is critical to revenue growth. As we and our competitors develop new products, demand for our current and future products will fluctuate. If demand for our products were to decline significantly, revenue would decline and cost of sales would increase as a result of obsolete inventory and accelerated amortization of capitalized licences.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We record product revenue from packaged software and license fees when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable.

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

We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer and do not request collateral from our customers. If it is determined that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

We use binding purchase orders and signed license agreements as evidence of an arrangement. Our arrangements do not include acceptance clauses.

We review our accounts receivable and evaluate the adequacy of our allowance for doubtful accounts. Specific items that are analyzed include historical bad debts, changes in customer payments, and current economic trends.

Income taxes

We have a net future tax asset the principal components of which are book and tax differences on assets and net operating loss carryforwards. We believe sufficient uncertainty exists regarding the realizability of these net future tax assets such that a valuation allowance has been taken on the entire amount. Assumptions regarding the realizability of these net future tax assets are revisited at each balance sheet date. Any changes in our overall operating environment and financial performance could result in adjustments to the valuation allowance.

New Accounting Pronouncements

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

At February 28, 2003, interest rates on our investments ranged from 1.21% to 2.86% per annum (average rate approximately 1.35% per annum) with all investments maturing by the end of July 2003. Our cash, cash equivalents and short-term investments are denominated predominantly in US dollars. As at February 28, 2003, maturity values approximate fair values.

Foreign currency risk

Corel conducts business worldwide. Revenue and expenses are generated primarily in US dollars, but we do operate in foreign currencies, primarily in Canada and Europe and, to a lesser extent, in Australia, Latin America, Japan and other Asian countries. As our business expands, our exposure to foreign currency risk increases. We continue to monitor our foreign currency exposure to minimize the impact on our business operations. We have mitigated, and expect to continue to mitigate, a portion of our currency exposure through decentralized sales, marketing and support operations in which most costs are local currency based. As at February 28, 2003 we had forward exchange contracts to purchase Canadian dollars with maturity dates ranging from March 7, 2003 to October 31, 2003 to purchase a total of CDN $8.0 million.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Corel's chief executive officer and chief financial officer have evaluated the effectiveness of Corel's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of April 8, 2003, (the "Evaluation Date"). Based on such review, they have concluded that, as of the Evaluation Date, Corel's disclosure controls and procedures were effective to ensure that material information relating to Corel and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in Corel's internal controls or to the knowledge of Corel's chief executive officer and chief financial officer, in other factors that could significantly affect Corel's internal controls subsequent to the Evaluation Date.

(c) Limitations on the Effectiveness of Controls. Corel's management including the chief executive officer and chief financial officer, does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

In February 2002, Corel was served with a claim filed November 2, 2001 by Heidelberger Druckmaschinen AG, in the U.S. District Court, Southern District of New York, for alleged infringement of U.S. Patent No. 4,393,399 relating to a process for electronic color retouching. The subject patent expired July 12, 2000. The Complaint sought an unspecified amount of money damages. Corel vigorously defended the litigation which proceeded to the discovery phase. Shortly after a court ordered mediation which took place on March 11, 2003 the case was settled. The terms of settlement were not material.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of matters to a vote of security holders

None.

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are included with the Company's 10-Q as filed with the SEC on April 14, 2003.

Exhibit 99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COREL CORPORATION

(Registrant)

April 14, 2003 By: /s/ W. Martin Catto

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

April 14, 2003

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

April 14, 2003

/s/ W. Martin Catto

W. Martin Catto

Executive Vice President, Finance and Interim Chief Financial Officer