Form 10-Q
period 2003-05-31
COREL CORP
filed 2003-07-15
CIK 890640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2003

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

As of July 15, 2003 the registrant had 92,988,938 Common Shares. outstanding.

Corel Corporation

Form 10-Q for the Quarter Ended May 31, 2003

Table of Contents

Part I

Part II

Item 1.	Legal Proceedings	14
Item 4.	Submission of matters to a vote of security holders	15
Item 5.	Other Information	16
Item 6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	16
Signatures	17
CERTIFICATIONS	18

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

COREL CORPORATION

Consolidated Balance Sheets

(in thousands of US$)

(unaudited)

	May 31,	November 30,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$ 40,594	$ 18,874
Restricted cash	1,566	1,558
Short-term investments	33,377	56,952
Accounts receivable
Trade	18,845	19,958
Other	222	250
Inventory	408	191
Prepaid expenses	2,677	2,786
Total current assets	97,689	100,569
Investments	7,770	8,590
Fixed assets	5,195	8,762
Intangible assets	10,477	13,006
Total assets	$ 121,131	$ 130,927
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$ 19,386	$ 22,552
Income taxes payable	6,209	5,685
Deferred revenue	7,343	8,875
Total current liabilities	32,938	37,112
Deferred revenue	1,418	879
Future income tax liabilities	714	806
Total liabilities	35,070	38,797

Commitments and contingencies

Shareholders' equity
Share capital
Issued and outstanding (000's): 92,972 common shares (91,818 on November 30, 2002);	$ 405,181	$ 405,124
22,890 Series A preferred shares (24,000 on November 30, 2002)
Contributed surplus	4,990	4,990
Deficit	(324,110)	(317,984)
Total shareholders' equity	86,061	92,130
Total liabilities and shareholders' equity	$ 121,131	$ 130,927

(See accompanying Notes to Consolidated Financial Statements)

COREL CORPORATION

Consolidated Statements of Operations and Deficit

(in thousands of US$, except share and per share data)

(unaudited)

	Three months ended		Six months ended
	May 31,		May 31,
	2003	2002	2003	2002
Sales	$ 32,206	$ 30,762	$ 60,536	$ 61,976
Cost of sales	4,650	3,019	8,297	5,927
Gross profit	27,556	27,743	52,239	56,049
Expenses
Sales	9,825	9,921	19,210	17,767
Marketing	6,074	4,759	10,816	9,632
Research and development	6,173	7,572	11,314	14,712
General and administration	8,344	7,585	15,247	15,046
Depreciation and amortization	3,032	4,196	6,799	8,502
Loss (gain) on foreign exchange	278	(239)	(310)	(82)
	33,726	33,794	63,076	65,577
Loss from operations	(6,170)	(6,051)	(10,837)	(9,528)
Gain on disposal of fixed asset	33		33
Loss on investment		(119)	(36)	(137)
Interest income	945	412	1,184	900
Loss before the undernoted	(5,192)	(5,758)	(9,656)	(8,765)
Income tax (recovery) expense	21	265	(4,302)	202
Share of loss in equity investment	339	316	772	520
Net loss	(5,552)	(6,339)	(6,126)	(9,487)

Deficit beginning of period	(318,558)	(224,708)	(317,984)	(221,560)
Deficit end of period	$ (324,110)	$ (231,047)	$ (324,110)	$ (231,047)

Loss per share:
Basic	$ (0.06)	$ (0.07)	$ (0.07)	$ (0.11)
Diluted	$ (0.06)	$ (0.07)	$ (0.07)	$ (0.11)
Weighted average number of common shares outstanding (000s):
Basic	92,237	90,117	92,034	85,465
Diluted	92,237	90,117	92,034	85,465

(See accompanying Notes to Consolidated Financial Statements)

COREL CORPORATION

Consolidated Statements of Cash Flows

(in thousands of US$)

(unaudited)

	Three months ended		Six months ended
	May 31,		May 31,
	2003	2002	2003	2002

Operating activities:
Net loss	$ (5,552)	$ (6,339)	$ (6,126)	$ (9,487)
Items which do not involve cash or cash equivalents:
Depreciation of fixed assets	1,495	1,539	2,852	2,916
Amortization of intangible assets	1,791	3,445	4,521	6,824
Bad debt expense	32		95	52
Loss on write down of investments		119	48	137
Future income tax	(46)	(247)	(92)	(566)
Gain on disposal of assets	(33)		(43)
Share of loss in equity investments	339	316	772	520
Changes in operating assets and liabilities
Restricted cash	(5)	(2)	(8)	5
Accounts receivable	(2,035)	(3,228)	1,046	(3,262)
Inventory	779	102	(216)	230
Prepaid expenses	782	(1,303)	109	(2,290)
Accounts payable and accrued liabilities	2,902	(2,929)	(3,166)	(8,161)
Income tax payable	3,300	(141)	524	(210)
Deferred revenue	(786)	712	(994)	697
Net cash from (used in) operating activities	2,963	(7,956)	(678)	(12,595)
Financing activities:
Issuance of common shares	30	-	57	64
Net cash provided by financing activities	30	-	57	64
Investing activities:
Acquisition of Micrografx Inc., net of cash acquired		(543)		(543)
Acquisition of SoftQuad Inc., net of cash acquired		(2,605)		(2,605)
Redemption (purchase) of short term investments	(15,426)	(16,746)	23,575	38,400
Purchase of capital assets	(542)	(381)	(1,277)	(1,412)
Purchase of other non-current assets		2,071
Proceeds on disposal of assets	33		43
Net cash provided by investing activities	(15,935)	(18,204)	22,341	33,840
Increase in cash and cash equivalents	(12,942)	(26,160)	21,720	21,309
Cash and cash equivalents at beginning of period	53,536	72,393	18,874	24,924
Cash and cash equivalents at end of period	$ 40,594	$ 46,233	$ 40,594	$ 46,233

Supplementary cash information:
Cash paid (refund received) for income taxes	$ (3,862)	$ 29	$ (5,546)	$ 919

(See accompanying Notes to Consolidated Financial Statements)

Notes to Consolidated Financial Statements

May 31, 2003

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

2. Loss per share

The calculation of loss per share is based on the weighted average number of shares outstanding during the period. As the impacts of the exercise of options and warrants and conversion of preferred shares are anti-dilutive in the first six months of fiscal 2003, 8,465,578 outstanding options, 282,500 warrants and 22,890,000 preferred shares have been excluded from the calculation of diluted earnings per share.

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Basic and Diluted:
Weighted average common shares outstanding	92,237	90,117	92,034	85,465
Net loss	$ (5,552)	$ (6,339)	$ (6,126)	$ (9,487)
Loss per share	$ (0.06)	$ (0.07)	$ (0.07)	$ (0.11)

3. Subsequent Events

On March 24, 2003, an affiliate of Vector, Vector CC Holdings, L.L.C. ("Vector CC Holdings") announced that it had completed the purchase of 22,890,000 Series A participating convertible preferred shares of Corel (the "Series A Shares") representing 95.38% of outstanding Series A Shares at a price of US$0.5625 per share from Microsoft Licensing, Inc. in a private transaction as originally announced on March 10, 2003. Those shares are convertible on a one-for-one basis into common shares of Corel and represent approximately 19.75% of the issued and outstanding common shares of Corel at February 28, 2003, assuming conversion of those shares. In April 2003, the remaining Series A participating convertible preferred shares of Corel held by Microsoft Licensing, Inc. were sold to an undisclosed buyer and subsequently converted to common shares.

On June 6, 2003, Corel entered into an acquisition agreement with Corel Holdings L.P. ("Corel Holdings") and Vector CC Acquisitions Inc. under which those entities, together with their affiliates (together, the "Vector Group") will, subject to receiving all required approvals, including the approval of Corel Securityholders and the satisfaction of certain other conditions, become the owner of all the shares of Corel. Corel Securityholders are holders of common shares of Corel and holders of options, warrants or other securities exercisable for, convertible into or exchangeable for common shares for less than $1.05 per share.

A Special Meeting of Securityholders will be held on August 20, 2003, where Securityholders will be asked to consider a resolution approving the Plan of Arrangement ("Arrangement") under which:

a) Common Shareholders will receive an amount of $1.05 for each Common Share held; and

b) the holders of options, warrants or other securities (excluding Series A Shares) exercisable for, convertible into or exchangeable for common shares will be entitled to either (1) receive the excess of $1.05 over any amount payable in connection with the exercise of the convertible security into one common share multiplied by the number of shares for which such convertible securities could be exercised or (2) exercise, convert or exchange their convertible security into common shares no later than two business days following the meeting and all unexercised convertible securities will be cancelled upon the Arrangement becoming effective.

Corel's Board of Directors has agreed, subject to certain conditions, to recommend that shareholders approve the Arrangement. The agreement by Corel's Board of Directors is subject to the Board's fiduciary right to consider and support any superior proposal. In the event that an agreement to implement the superior proposal is concluded, Corel would be required to pay Vector a termination fee of US$2.0 million as well as a portion of Vector's expenses relating to the Arrangement.

The Board of Directors of Corel has received an opinion from its financial advisor, CIBC World Markets Inc., that the consideration to be received from Vector by the holders of common shares is fair from a financial point of view.

4. Segmented information

Corel has one global operating segment. A summary of sales by product group, region and major customer from consolidated operations is as follows. Comparative amounts have been reclassified to be consistent with current presentation.

	Three months ended		Six months ended
	May 31,		May 31,
	2003	2002	2003	2002
By product
Graphics Solutions	$ 13,952	$ 16,530	$ 29,216	$ 33,309
Office Productivity Solutions	14,978	11,247	23,967	23,096
Process Management Solutions	2,247	2,530	4,505	4,720
Other (including XML Solutions)	1,029	455	2,848	851
	$ 32,206	$ 30,762	$ 60,536	$ 61,976
By region
North America
Canada	$ 4,091	$ 2,355	$ 6,196	$ 4,120
U.S.A.	16,380	13,925	27,097	27,710
Europe, Middle East, Africa	7,364	9,594	16,941	19,999
Rest of world	1,816	2,752	5,181	5,991
OEM	2,555	2,136	5,121	4,156
	$ 32,206	$ 30,762	$ 60,536	$ 61,976
By major customer
Ingram Micro	$ 11,987	$ 4,680	$ 19,315	$ 11,131
All others	20,219	26,082	41,221	50,845
	$ 32,206	$ 30,762	$ 60,536	$ 61,976

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

	Three months ended		Six months ended
	May 31,		May 31,
	2003	2002	2003	2002

Net loss	$ (5,552)	$ (6,339)	$ (6,126)	$ (9,487)
Estimated stock-based compensation costs	(476)	(427)	(946)	(822)
Pro forma net loss	$ (6,028)	$ (6,766)	$ (7,072)	$ (10,309)
Pro forma loss per share basic and diluted	$ (0.07)	$ (0.08)	$ (0.08)	$ (0.12)

The fair values of all options granted during the three month and six month periods ended May 31, 2003 and 2002 were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	May 31,		May 31,
	2003	2002	2003	2002

Expected option life (years)	3	3	3	3
Volatility	100	110	101	110
Risk free interest rate	3.93%	4.40%	3.76%	4.11%
Dividend yield	nil	nil	nil	nil

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

6. Significant differences between Canadian and United States GAAP

Corel's financial statements are prepared on the basis of Canadian GAAP, which differs in some respects from US GAAP. There were no differences in reported cash flows for the periods presented. Significant differences between Canadian GAAP and US GAAP are reflected in the Balance Sheets and Statements of Operations set forth below:

Balance Sheet in accordance with US GAAP	As at
	May 31,	November 30,
	Notes	2003	2002
Assets
Current assets	(B)	$ 98,195	$ 100,569
Investments	(C)	7,842	8,590
Fixed assets		5,195	8,762
Intangible assets	(A)	9,497	11,881
Total assets		$ 120,729	$ 129,802

Liabilities
Current liabilities		$ 26,729	$ 31,427
Income tax payable		6,209	5,685
Deferred revenue		1,418	879
Future income tax liabilities		714	806
Total liabilities		35,070	38,797
Shareholders' equity	(A)	85,659	91,005
Total liabilities and shareholders' equity		$ 120,729	$ 129,802

Statement of Operations in accordance with		Three months ended		Six months ended
US GAAP		May 31,		May 31,
	Notes	2003	2002	2003	2002
Net loss in accordance with Canadian GAAP		$ (5,552)	$ (6,339)	$ (6,126)	$ (9,487)
Amortization of acquired technology	(A)	72		145
Unrealized foreign exchange gain on forward exchange contracts	(B)	506		506
Net loss in accordance with US GAAP		$ (4,974)	$ (6,339)	$ (5,475)	$ (9,487)

Comprehensive income
Net loss in accordance with US GAAP		$ (4,974)	$ (6,339)	$ (5,475)	$ (9,487)

Unrealized holding gains (losses) on available for sale securities	(C)	72		72	(424)
Related income tax	(C)				93
Comprehensive loss		(4,902)	(6,339)	$ (5,403)	$ (9,818)
Loss per share
Basic		$ (0.05)	$ (0.07)	$ (0.06)	$ (0.11)
Diluted		$ (0.05)	$ (0.07)	$ (0.06)	$ (0.11)

A. In-process research and development

In accordance with Canadian GAAP, the allocation of the purchase price of the acquisition of Micrografx, Inc.("Micrografx") included $4.3 million for in-process research and development, which is being amortized over its expected useful life. For US GAAP purposes, this was expensed in fiscal 2001, the year of acquisition.

B. Unrealized gain on forward exchange contracts

As the forward exchange contracts held by Corel are not designated as hedges, US GAAP requires unrealized gains on these forward exchange contracts to be currently accounted for in earnings. Accordingly, current assets would have changed by $0.5 million at May 31, 2003 and would not have changed at November 30, 2002.

C. Comprehensive income

US GAAP requires available-for-sale securities to be marked to market with unrealized holding gains or losses being accounted for in other comprehensive income. Accordingly, the reported carrying value of investments would have changed by $0.072 million at May 31, 2003 and would not have changed at November 30, 2002.

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

	Three months ended		Six months ended
	May 31,		May 31,
	2003	2002	2003	2002

Net loss in accordance with US GAAP	$ (4,902)	$ (6,339)	$ (5,403)	$ (9,818)
Estimated stock-based compensation costs	(476)	(427)	(946)	(822)
Pro forma net loss	$ (5,378)	$ (6,766)	$ (6,349)	$ (10,640)
Pro forma loss per share - basic and diluted	$ (0.06)	$ (0.08)	$ (0.07)	$ (0.12)

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

Revenue

Our 2003 second quarter revenue was $32.2 million compared to $30.8 million in the second quarter of fiscal 2002. This was a 4.7%, or $1.4 million, increase in revenue due mainly to the release of three new products WordPerfect Office 11, Corel DESIGNER 10 and Corel Painter 8 in the second quarter of 2003. Sales have decreased 2.3% in the first six months of 2003 from the first six months of fiscal 2002 as a result of declining graphic sales internationally offset by the increases in sales from Office Productivity Solutions due to the release of WordPerfect 11, and XML Solutions in 2003 due to a full six months of sales from products acquired from SoftQuad Software, Ltd. ("SoftQuad") in March 2002.

Revenue by product group

Graphics Solutions revenue decreased by 15.6% for the quarter ended May 31, 2003 from the quarter ended May 31, 2002. For the first six months of 2003, Graphics Solutions revenue declined 12.3% from the first six months of 2002. The declines are primarily due to lower than anticipated revenue from Corel's CorelDRAW Graphics Suite caused by adverse economic conditions in Germany and the delayed release of the Simplified Chinese, Traditional Chinese and Korean versions of CorelDRAW Graphics Suite 11 in Asia-Pacific.

Office Productivity Solutions revenue increased by 33.2% for the quarter ended May 31, 2003 from the quarter ended May 31, 2002. For the first six months of 2003, Office Productivity Solutions revenue increased by 3.8% for the first six months of 2003 from the first six month of 2002. The increase in sales can be attributed to the release of WordPerfect Office 11 in April 2003.

Process Management Solutions revenue decreased by 11.2% for the quarter ended May 31, 2003 from the quarter ended May 31, 2002. For the first six months of 2003, Process Management Solutions revenue decreased by 4.6% from the first six months of 2002. The declines are mainly as a result of potential major deals being delayed by customers and cautious spending by corporate customers.

Other Products revenue increased by $0.6 million in the second quarter of 2003 compared to the second quarter of 2002 and for the first six months of 2003 increased by $2.0 million from the first six months of 2002. The increases are primarily as a result of revenue from our XML Solutions and Pro Services products acquired from SoftQuad in March of 2002.

Revenue by region

Revenue in North America increased 25.7% in the second quarter of 2003 from the second quarter of 2002. For the first six months of 2003, North American revenue increased by 4.6% from the first six months on 2002. The increases can be attributed to increased sales from the release of WordPerfect Office 11, Corel Painter 8 and Corel Designer 10 in the first six months of 2003.

Revenue in Europe, Middle East and Africa ("EMEA") decreased by 23.2% for the quarter ended May 31, 2003 from the quarter ended May 31, 2002. For the first six months of 2003, EMEA revenue decreased 15.3% from the first six months of 2002. This decline in sales can be attributed to lower sales of Corel Graphics Suite 11 caused by adverse economic conditions in Germany, a key market for Corel Graphics Suite. In addition, WordPerfect Office 11 and Corel Painter 8 were released late in the second quarter of 2003 resulting in minimal impact on sales.

Rest of world ("ROW") revenue decreased 34.0% in the second quarter of 2003 compared to the second quarter of 2002. For the first six months of 2003, ROW revenue decreased 13.5% from the first six months of 2002. The declines are primarily due to weak demand for graphics products along with the delayed release of the Simplified Chinese, Traditional Chinese and Korean versions of CorelDRAW Graphics Suite 11 in Asia-Pacific.

OEM revenue increased by 16.4% in the second quarter of 2003 over the second quarter of 2002. For the first six months of 2003, OEM sales increased 23.2% from the first six months of 2002. The increases are due in large part to an increase in royalty revenues from partnerships with leading hardware manufacturers.

Cost of sales and gross profit

We have historically included the amortization of licenses and acquired technology as a component of cost of goods sold. To make analysis of our financial results more comparable with general industry practices, the acquired technology amortization costs have been reclassified for all periods presented to depreciation and amortization expense. With this change, gross margin for the second quarter of 2003 was 85.6%, down from 90.2% for the same period in the prior year. For the first six months of 2003, the gross margin was 86.3%, down from 90.4% from the first six months of 2002. The increase in cost of sales is mainly as a result of inventory write downs due to the lower sales volumes than originally anticipated and higher shipping costs.

Sales expenses

Sales expenses remained fairly constant for the second quarter of 2003 from the second quarter of 2002 as the increase in expenses from the sales staff and infrastructure assumed after acquiring SoftQuad in the second quarter of 2002 was matched by the increased level of sales staff in EMEA and US enterprise sales in place in the second quarter of 2003. For the first six months of 2003, sales expenses increased 8.1% from the first six months of 2002. This can be attributed to an increased investment in our European workforce and US enterprise sales force in the first six months of 2003 over the first six months of 2002.

Marketing expenses

Marketing expenses increased by 27.6% for the second quarter of 2003 from the second quarter of 2002. For the first six months of 2003, marketing expenses increased 12.3% million from the first six months of 2002. The large increase in marketing expenses for the second quarter of 2003 over the same period last year is due to significant new product releases in the second quarter of 2003 with no major product releases over the same period of last year.

General and administrative expenses

General and administrative expenses increased by 10.0% during the quarter ended May 31, 2003 compared to the quarter ended May 31, 2002. For the first six months of 2003, general and administrative expenses increased 1.3% from the first six months of 2002. The increase can be attributed in part to additional severance costs and costs associated with the Vector proposal.

Research and development expenses

Corel's second quarter 2003 research and development expenses decreased 18.5% or $1.4 million compared to the second quarter of fiscal 2002. For the first six months of 2003, research and development expenses decreased 23.1% or $3.4 million from the first six months of 2002. The decrease in expenses is a result of the decrease in staff in research and development in the six months of 2003 over the first six months of 2002 as a result of the restructuring of the development process done in late fiscal 2002.

Depreciation and amortization expenses

Depreciation and amortization in the second quarter of 2003 decreased by 27.7% over the second quarter of 2002. For the first six months of 2003, depreciation and amortization expenses decreased 20.0% from the first six months of 2002. The decrease is a result of the write off in late fiscal 2002 of goodwill and technology from the acquisition of Micrografx in October 2001 and SoftQuad in March 2002, which has then reduced future depreciation and amortization.

Interest income

Interest income increased $0.5 million for the quarter ended May 31, 2003 from the quarter ended May 31, 2002. For the first six months of 2003, interest income increased $0.3 million from the first six months of 2002. The increase is primarily attributable to interest received in the second quarter of 2003 on a refund of prior year taxes.

Income taxes

Corel's tax expense is impacted by the relative profitability of its operations in various geographic regions. In addition, during the first six months of 2003, we received tax reassessments of prior years, settling a number of outstanding tax issues. The first six months of 2003 tax recovery includes approximately $4.8 million relating to refunds of taxes from those reassessments.

Liquidity and capital resources

As of May 31, 2003, our principal sources of liquidity included cash and cash equivalents and short-term investments of approximately $75.5 million, and trade accounts receivable of $18.8 million. Cash used in operations was $0.7 million for the first six months of fiscal 2003 compared to $12.6 million for the first six months of fiscal 2002. This $11.9 million improvement can be attributed to a $3.1 million improvement in our financial results and improvement in our working capital as a result of reduced cash requirements in the first six months of 2003 compared to the first six months of 2002 for liabilities associated with the SoftQuad acquisition in March 2002 as well as reductions in salary expenses.

Financing activities provided $57,000 in the first six months of 2003 compared to $64,000 in the first six months of 2002. The source of cash in both quarters was the issuance of shares under employee stock option plans.

Cash provided from investing activities was $22.3 million in the first six months of 2003 compared to $33.8 million in the first six months of 2002. The primary source of cash was the redemption of short-term investments, which provided $23.6 million for the first six months of 2003. The primary use of cash from investing activities during the quarter was the acquisition of capital assets for $1.3 million, compared to $1.4 million in the second quarter of 2002.

We currently have $40.6 million of cash and cash equivalents and $33.4 million of short-term investments which are highly liquid. We believe these funds, along with future cash flow from operations will provide sufficient liquidity for the near term. At May 31, 2003, our future commitments consisted primarily of lease arrangements for office space and certain sponsorship activities (see chart below). No significant commitments exist for future capital expenditures and we have no long term debt. We believe available balances of cash and cash equivalents and short-term investments are sufficient to meet our working capital requirements for the foreseeable future.

Future Payments Under Lease and Sponsorship Contracts

Commitments under lease and sponsorship contract obligations as of May 31, 2003 were as follows:

Fiscal year	Operating leases	Sponsorship contracts	Total
2003 (6 months)	$ 1,997	$ 439	$ 2,436
2004	3,333	903	4,236
2005	1,852	930	2,782
2006	987	958	1,945
2007	392	987	1,379
2008 and thereafter	6,101	11,656	17,757
	$ 14,662	$ 15,873	$ 30,535

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

We uses binding purchase orders and signed license agreements as evidence of an arrangement. Our arrangements do not include acceptance clauses.

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

In February 2003, the CICA issued AcG 14 - "Disclosure of Guarantees" ("AcG 15"). The guidelines require a guarantor to disclose certain information about its guarantees. The guideline was applicable for annual and interim periods beginning on or after January 1, 2003, which was the quarter beginning March 1, 2003, for Corel.

In April 2003, the FASB issued SFAS No. 149, - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This Statement clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of FASB Statement No. 133. The recommendation in this Statement should be applied prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Corel does not believe that the adoption of this Statement may have a material impact in its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, - "Accounting for certain financial instruments with characteristics of both liabilities and equity" ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The recommendations in the Statement are effective for financial instruments entered into or modified after May 31, 2003. Corel does not believe that the adoption of this Statement will have a material impact on its results of operations or financial position.

In June 2003, the CICA issued AcG 15 - "Consolidation of variable interest entities" ("AcG 15"). The guidelines presents the views of the Canadian Accounting Standard Board on the application of consolidation principles to certain entities that are subject to control on a basis other than ownership of voting interests. The guideline is effective for annual and interim periods beginning on or after January 1, 2004, which is the quarter beginning March 1, 2004 for Corel. Corel does not believe that the adoption of this guideline will have a material impact on its results of operations and financial position.

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

At May 31, 2003, interest rates on our investments ranged from 1.20% to 3.30% per annum (average rate approximately 1.38% per annum) with all investments maturing by the end of September 2003. Our cash, cash equivalents and short-term investments are denominated predominantly in US dollars. As at May 31, 2003, maturity values approximate fair values.

Foreign currency risk

We conduct business worldwide. Revenue and expenses are generated primarily in US dollars, but we do operate in foreign currencies, primarily in Canada and Europe and, to a lesser extent, in Australia, Latin America, Japan and other Asian countries. We continue to monitor our foreign currency exposure to minimize the impact on our business operations. We have mitigated, and expect to continue to mitigate, a portion of our currency exposure through decentralized sales, marketing and support operations in which most costs are local currency based. As at May 31, 2003 we had forward exchange contracts to purchase $9.0 million Canadian dollars with maturity dates ranging from June 27, 2003 to February 6, 2004. As of May 31, 2002, we had contracts to purchase $11.8 million Canadian dollars with maturity dates ranging from March 11, 2002 to February 10, 2003.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Corel's chief executive officer and chief financial officer have evaluated the effectiveness of Corel's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of June 16, 2003, (the "Evaluation Date"). Based on such review, they have concluded that, as of the Evaluation Date, Corel's disclosure controls and procedures were effective to ensure that material information relating to Corel and its consolidated subsidiaries would be made known to them by others within those entities.

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

PART II. OTHER INFORMATION

Item 1. Legal and Government Proceedings

On March 13, 2000, Corel was served with a complaint filed against it and Dr. Michael C.J. Cowpland by Plaintiffs Anthony Basilio and Fred Spagnola in the U.S. District Court for the Eastern District of Pennsylvania. The Complaint was filed on behalf of all persons who purchased or otherwise acquired Corel common shares between December 7, 1999 and December 21, 1999 (the "Class Period"). The Complaint alleges that the defendants violated various provisions of U.S. federal securities laws, including Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, by misrepresenting or failing to disclose material information about Corel's financial condition. The Complaint seeks an unspecified amount of money damages. Further complaints were filed thereafter, each making similar allegations and referencing the same Class Period as the initial claims. The Court has consolidated all pending cases in the Eastern District of Pennsylvania. An Amended Consolidated Complaint was served on or about August 14, 2000, which claims an expanded Class Period, from December 7, 1999 to March 20, 2000 (inclusive), and contains several new allegations. On or about July 6, 2001, Corel and co-defendant Cowpland filed their answers to the amended Complaint, denying all liability to Plaintiffs and asserting various affirmative defences. By order dated February 1, 2002, the Court granted Plaintiffs' motion for class certification and on May 3, 2002, approved the expanded Class Period as claimed in the Amended Consolidated Complaint. The Company has responded to extensive interrogatories and plaintiffs have conducted numerous depositions of both current and former Corel employees and directors. Following the attendance of a mediation in April 2003, the parties signed in June 2003 a Stipulation and Agreement of Settlement ("the Settlement") to resolve all claims in the case. In entering into the Settlement, the parties acknowledged that Corel continued to deny any wrongdoing, that it had entered into the Settlement in view of the uncertainties and expense of further litigation and that the Settlement was not an admission of fault. On July 1, 2003, the Court granted Preliminary Approval to the proposed Settlement. The class will be notified about the Settlement and will be given the opportunity to opt out or object to the Settlement. This notification will indicate the terms of the Settlement. The Court will then determine whether to grant final judicial approval to the Settlement. This procedure is expected to last at least until the Fall of 2003.

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

In May 2003, Corel was served with a class action complaint against it, Derek Burney, James Baillie, Lyle Blair, David Galloway, Hunter Grant, James Hopkins, Jean-Louis Malouin, The Hon. Barbara McDougall, and Germaine Gibara, each in their capacity as directors of Corel, and Vector Capital. The claim was issued on April 23, 2003 and filed by Charles Miller, a purported Corel shareholder, with the Supreme court of the State of New York, County of Nassau ("the Complaint"). The suit arises from the non-disclosure and standstill agreement for the acquisition of Corel by Vector Capital, entered into by Corel and Vector on March 24, 2003, and claims unspecified compensatory damages and injunctive relief. The plaintiff alleges that the defendants breached their duties to take steps to ensure that the shareholders receive maximum value for their shares in a change of control transaction. On June 5, 2003, Corel and the Individual Defendants moved to dismiss on the basis that the plaintiff's claim for breach of fiduciary duty is a Canadian corporate law question which ought not be heard in the courts of New York and that the court lacks personal jurisdiction over the defendants. The plaintiff served Corel and the Individual Defendants with an Amended Complaint on June 27, 2003, updating references to the price of the acquisition as reflected in the Acquisition Agreement signed between Corel and Vector on June 6, 2003. The allegations are otherwise identical to the Complaint. Corel and the Individual Defendants believe the case is without merit and will defend their position vigorously.

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

Item 4. Submission of matters to a vote of security holders

a) The Annual and Special Meeting of Shareholders was held on April 9, 2003

b) Three matters submitted to vote:

1) Approval of increase in number of shares reserved for issuance under the Corel Corporation Stock Option Plan 2000.

FOR	AGAINST
39,307,638	5,964,863

2) Approval of the Corel Corporation Director Stock Option Plan

FOR	AGAINST
39,603,149	5,447,202

3) Ratification of continued existence of the Corel Corporation Shareholder Rights Plan

FOR	AGAINST
6,234,697	4,515,626

Item 5. Other Information

a) On May 8, 2003, James L. Hopkins resigned as a Director.

b) Pursuant to the June 5, 2003, oral hearing before a Nasdaq Listing Qualifications Panel, a determination has been made in the matter of Corel and its request for continued listing on The Nasdaq National Market. The Panel determined to continue the listing of Corel's securities on The Nasdaq National Market. The hearing file has been closed.

Item 6. Exhibits and Reports on Form 8-K

a) The following exhibits are included with the Company's 10-Q as filed with the SEC on July 15, 2003.

Exhibit 99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

Corel filed with the SEC one Current Report on Form 8-K on June 24, 2003, including information requested under Item 5 as follows:

Corel entered into an acquisition agreement with Corel Holdings, L.P. and Vector CC Acquisitions Inc. dated as of June 6, 2003 under which Vector has agreed to acquire all of the outstanding common shares of Corel pursuant to a plan of arrangement at a price of $1.05 per share, payable in cash. Attached were Exhibit 2 the Acquisition Agreement and Exhibit 99 the press release dated June 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COREL CORPORATION

(Registrant)

July 15, 2003

By: /s/ Joel Price

Joel Price

Vice President, Finance and

Interim Chief Financial Officer

(Principal Financial and Accounting Officer)