Form 10-Q
period 2006-02-28
COREL CORP
filed 2006-05-05
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission File Number 000-20562
COREL CORPORATION
(Exact name of registrant as specified in its charter)

Canada	98-0407194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Carling Avenue, Ottawa (Address of principal executive office)	K1Z 8R7 (Zip Code)
Registrant’s telephone number, including area code:
(613) 728-0826
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares outstanding of the registrant’s common stock as of May 2, 2006 was 24,492,427.

COREL CORPORATION
Form 10-Q
For the Quarter Ended February 28, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Combined Consolidated Financial Statements
Corel Corporation
Combined Consolidated Balance Sheets
(In thousands of U.S. dollars or shares)
(Unaudited)

		As of February 28,	As of November 30,
	Note	2006	2005

ASSETS
Current assets:
Cash and cash equivalents		$15,198	$20,746
Restricted cash		716	966
Accounts receivable
Trade, net		16,420	19,342
Other		482	978
Inventory	3	850	726
Deferred tax assets	5	421	592
Prepaid and other current assets		2,285	2,343

Total current assets		36,372	45,693
Investments		287	334
Capital assets		3,450	3,532
Intangible assets		45,501	52,397
Goodwill		9,850	9,850
Deferred tax assets	5	20	284
Deferred financing and other long-term assets		10,065	8,746

Total assets		$105,545	$120,836

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities		$24,585	$30,486
Current portion of promissory note		771	1,170
Income taxes payable	5	12,663	10,773
Deferred revenue		10,586	11,755
Current portion of term loans payable		9,500	15,764

Total current liabilities		58,105	69,948
Promissory note		815	1,072
Deferred revenue		2,050	2,085
Term loans payable		130,591	132,965

Total liabilities		191,561	206,070

Commitments and contingencies	6
Shareholders’ deficit
Share capital:
Class A Common Shares (par value: none; authorized: unlimited; issued and outstanding: nil, and 3,740 shares, respectively; convertible to Class B Common Shares)		—	(42,229)
Class B Common Shares (par value: none; authorized: unlimited; issued and outstanding: nil, and 8,321 shares, respectively)		—	(34,184)
Preferred Shares (par value: none; authorized: unlimited; issued and outstanding: nil, and 3,105 shares, respectively)		—	2,600
WinZip Common Shares (par value:$1; authorized: 50; issued and outstanding: 20 and 20 shares, respectively)	7	20	20
Corel common shares (par value: none; authorized: unlimited; issued and outstanding: 15,170 and nil shares, respectively)	7	(73,761)	—
Additional paid-in capital		8,279	7,427
Accumulated other comprehensive income		37	85
Deficit		(20,591)	(18,953)

Total shareholders’ deficit		(86,016)	(85,234)

Total liabilities and shareholders’ deficit		$105,545	$120,836

See Accompanying Notes.

Corel Corporation
Combined Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended
		February 28,

	Note	2006		2005

Revenues
Product			$39,498		$36,082
Maintenance and services			4,789		3,906

Total revenues			44,287		39,988

Cost of revenues
Cost of products			5,005		4,708
Cost of maintenance and services			314		348
Amortization of intangible assets			6,627		6,199

Total cost of revenues			11,946		11,255

Gross margin			32,341		28,733

Operating expenses
Sales and marketing			14,504		12,824
Research and development			6,181		5,671
General and administration			5,395		5,659
Restructuring	8		560		540

Total operating expenses			26,640		24,694

Income from operations			5,701		4,039

Other expenses (income)
Loss on debt retirement			—		3,931
Interest expense, net			3,863		1,970
Amortization of deferred financing fees			444		300
Other non-operating (income) expense			(120)		178

Income (loss) before taxes			1,514		(2,340)
Income tax expense	5		3,152		180

Net loss			$(1,638)		$(2,520)

Other comprehensive income (loss)
Unrealized (loss) gain on securities			(48)		214

Other comprehensive (loss) income			(48)		214

Total comprehensive loss			$(1,686)		$(2,306)

Net income (loss) per share:
Basic	9
Class A		$	N/A		$(1.64)
Class B		$	N/A		$(1.64)
WinZip common			$105.85		$(9.75)
Corel common			$(0.25)	$	N/A
Fully diluted	9
Class A		$	N/A		$(1.64)
Class B		$	N/A		$(1.64)
WinZip common			$92.04		$(9.75)
Corel common			$(0.25)	$	N/A
Pro-forma	4
Basic			$(0.08)		$(0.16)
Diluted			$(0.08)		$(0.16)
See Accompanying Notes.

Corel Corporation
Combined Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended
		February 28,

	Note	2006		2005

Income (loss) applicable to shareholders:	9
Class A
Distributed earnings to class		$	N/A		$21,006
Loss allocable to class		$	N/A		$(27,136)
Class B
Distributed earnings to class		$	N/A		$46,785
Loss allocable to class		$	N/A		$(60,438)
WinZip Common
Distributed earnings to class			$—		$—
Income (loss) allocable to class			$2,117		$(195)
Corel Common
Distributed earnings to class			$—	$	N/A
Loss allocable to class			$(3,755)	$	N/A
Weighted average number of shares:
Shares used in basic per share amounts
Class A			N/A		3,736
Class B			N/A		8,321
WinZip common			20		20
Corel common			15,167		N/A
Shares used in fully diluted per share amounts
Class A			N/A		3,736
Class B			N/A		8,321
WinZip common			23		20
Corel common			15,167		N/A
Shares used in pro-forma per share amounts	4
Basic			19,490		19,485
Diluted			19,490		19,485
See Accompanying Notes.

Corel Corporation
Combined Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
	February 28,

	2006	2005

Cash flows from operating activities
Net loss	$(1,638)	$(2,520)
Depreciation	399	462
Amortization of deferred financing fees	444	300
Amortization of intangible assets	6,627	6,199
Stock — based compensation	852	116
Accrued interest	(613)	367
Provision for bad debts	122	166
Deferred income taxes	435	295
Unrealized foreign exchange loss on forward exchange contracts	28	206
Loss on disposal of fixed assets	—	13
Loss on early retirement of debt	—	3,931
Change in operating assets and liabilities
Accounts receivable	3,295	4,477
Inventory	(124)	693
Prepaids and other current assets	67	(74)
Accounts payable and accrued liabilities	(5,036)	(4,525)
Taxes payable	2,272	(125)
Deferred revenue	(1,204)	(1,024)

Cash flows provided by operating activities	5,926	8,957

Cash flows from financing activities
Proceeds from term loan	—	130,000
Repayments of term loan	(8,638)	(64,305)
Financing fees incurred	(1,763)	(7,000)
Paid up capital distribution	—	(83,113)
Dividends	—	(2,135)
Other financing activities	(606)	1,870

Cash flows used in financing activities	(11,007)	(24,683)

Cash flows from investing activities
Redemption of short — term investments	—	9,987
Acquisition of Jasc	—	185
Purchase of long lived assets, net of proceeds	(430)	(299)

Cash flows (used in) provided by investing activities	(430)	9,873

Effect of exchange rate changes on cash and cash equivalents	(37)	(9)
Decrease in cash and cash equivalents	(5,548)	(5,862)
Cash and cash equivalents, beginning of period	20,746	11,557

Cash and cash equivalents, end of period	$15,198	$5,695

See Accompanying Notes.

Corel Corporation
Combined Consolidated Statement of Changes in Shareholders’ Deficit
(In thousands of U.S. dollars or shares)
(Unaudited)

							WinZip				Accumulated
	Class A Common		Class B Common		Preferred		Common		Corel Common		Other	Additional		Total
											Comprehensive	Paid-In		Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Deficit

Balances at November 30, 2005	3,740	$(42,229)	8,321	$(34,184)	3,105	$2,600	20	$20	—	$—	$85	$7,427	$(18,953)	$(85,234)
Equity recapitalization	(3,740)	42,229	(8,321)	34,184	(3,105)	(2,600)	—	—	15,167	(73,813)	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(48)	—	(1,638)	(1,686)
Shares issued for services rendered	—	—	—	—	—	—	—	—	3	52	—	—	—	52
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	852	—	852

Balances at February 28, 2006	—	$—	—	$—	—	$—	20	$20	15,170	$(73,761)	$37	$8,279	$(20,591)	$(86,016)

See Accompanying Notes.

Corel Corporation
Notes to the Combined Consolidated Financial Statements
(All amounts in thousands of U.S. dollars, unless otherwise stated)
(Unaudited)

1.	Unaudited Interim Financial Information
      The accompanying combined consolidated balance sheet as of February 28, 2006, the combined consolidated statements of operations, statements of cash flows and statement of changes in shareholders’ deficit for the three months ended February 28, 2006 and 2005 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The combined consolidated balance sheet as of November 30, 2005 was derived from the audited combined consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three months ended February 28, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s registration statement on Form F-1 (File No. 333-132970).

2.	Summary of Significant Accounting Policies

Basis of presentation
      The combined consolidated financial statements have been presented in United States (US) dollars.
      The Company purchased Cayman Ltd. Holdco (“WinZip”) from affiliates of Vector Capital contemporaneously with the completion of its public offering on May 2, 2006. Vector Capital (“Vector Capital”) is a venture capital company based in California, and is the Company’s largest shareholder. WinZip is a provider of compression utility software. Prior to this transaction, the Company and WinZip were under common control. Because of this common control, and the Company agreeing to acquire WinZip in February 2006, the Company combined its financial statements with WinZip’s effective January 18, 2005 (the date Vector Capital purchased WinZip). On January 18, 2005, push-down accounting was applied by WinZip and consequently WinZip revalued its balance sheet to reflect the fair value of its assets and liabilities with a corresponding increase to goodwill.
      The combined consolidated financial statements presented herein reflect the financial position of the Company and WinZip at February 28, 2006 and November 30, 2005. The combined consolidated results of operations for the quarter ended February 28, 2006 include the results of WinZip for the full quarter, and the February 28, 2005 results of operations include the results of WinZip from January 18, 2005 to February 28, 2005.
      On March 31, 2006, the Company effected a 1.0 for 11.7 reverse split of its share capital. Accordingly, the share, per share, and share option data appearing in the combined consolidated financial statements and notes has been adjusted for all periods to reflect the impact of the reverse split.

3.	Inventory
      The components of inventory for the periods presented are as follows:

	February 28,	November 30,
	2006	2005

	(Unaudited)
Product components	$199	$219
Finished goods	651	507

Inventory	$850	$726

Corel Corporation
Notes to the Combined Consolidated Financial Statements — (Continued)

4.	Acquisitions

WinZip combination
      On May 2, 2006, the Company acquired all of the outstanding securities of WinZip, a provider of compression utility software, from Vector Capital, which originally purchased WinZip on January 18, 2005. The Company acquired WinZip to complement its productivity software. Prior to the acquisition, the Company and WinZip were under common control. Because of this common control, and the Company agreeing to acquire WinZip in February 2006, the Company has presented combined financial statements which include the results of WinZip from and after January 18, 2005, in accordance with SFAS 141. The purchase cost for the acquisition was 4,322,587 common shares of the Company. In addition, the Company repaid all of the outstanding bank debt of WinZip. The Company has also granted options to purchase 74,680 common shares under its 2006 Equity Incentive Plan in replacement for outstanding WinZip options.
      The acquisition agreement provides for a reciprocal indemnity for breach of covenants, representations and warranties, generally for a one year period. A portion of the purchase price, amounting to 93,929 Corel common shares issued to Vector Capital, may not be transferred by Vector Capital for a period of one year so that they will be available to satisfy Vector Capital’s indemnification obligations to the Company.
      At the time Vector Capital purchased WinZip, push-down accounting was applied and consequently the WinZip assets and liabilities were revalued to reflect their fair value with a corresponding $3,993 increase to goodwill. The Company has recognized the assets and liabilities of WinZip at their carrying amounts immediately after the application of push-down accounting. The acquired technologies and other intangible assets are being amortized as cost of revenues over their estimated useful lives of two to seven years. There was no acquired in process research and development (“IPR&D”) associated with this combination.
      The aggregate purchase cost paid by Vector Capital for WinZip was allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition and is summarized as follows:

Current assets	$2,497
Capital assets	183
Tradename	21,772
Acquired technologies	5,704
Non-competition agreements	150
Customer relationships	348
Current liabilities	(858)

Net assets acquired	29,796
Total Vector Capital purchase cost	33,789

Goodwill on WinZip acquisition at November 30, 2005	$3,993

      To determine the fair value of intangible assets, WinZip engaged a valuation firm. The tradename was valued using an income approach, specifically the present value of the operating cash flows generated by the tradename. The acquired technologies were valued using a relief from royalty method. The customer relationships were also valued using an income approach, specifically the present value of the operating cash flows generated by customer relationships. Goodwill is not deductible for tax purposes.
      The pro forma loss per share appearing on the face of the Statement of Operations for the quarter ended February 28, 2006 reflects the issuance of the common shares resulting from the combination of WinZip,

Corel Corporation
Notes to the Combined Consolidated Financial Statements — (Continued)
assuming the common shares issued for WinZip were outstanding for the entire period, and is calculated using the treasury method, as shown below:

Numerator:
Net loss	$(1,638)

Denominator (in thousands):
Weighted average number of Corel common shares outstanding for the period	15,167
Weighted average number of Corel common shares issued upon combination of WinZip	4,323

19,490

      The following unaudited pro forma financial information gives effect to the acquisition of WinZip by the Company as if the transaction occurred at the beginning of the quarter ended February 28, 2005:

Revenues	$43,248
Net loss	$(3,205)
Pro-forma net loss per share:
Class A	$(0.16)
Class B	$(0.16)

5.	Income Taxes
      During the three months ended February 28, 2006 the Company recorded a tax provision of $3.2 million on income before income tax expense of $1.5 million. The $3.2 million of taxes consist of $816 of deferred taxes and $2.3 million of current taxes. Deferred taxes consist of the tax benefits realized in Canada from the use of tax carry forwards, existing prior to Corel’s acquisition by Vector Capital, in post-acquisition periods, plus deferred taxes of $435 related to WinZip operations in the quarter.
      Current taxes consist of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries, including $2.0 million relating to WinZip operations.
      During the three months ended February 28, 2005, the Company recorded a tax provision of $180 on a loss before income tax expense of $2.3 million. The $180 of taxes includes $427 of deferred taxes relating to the tax benefits realized in Canada from the use of tax carry forwards, existing prior to Corel’s acquisition by Vector Capital, in post-acquisition periods, less a deferred tax recovery of $133 related to WinZip operations in the quarter.
      The balance of the $180 provision consists of current taxes of $(115), primarily foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.

6.	Commitments and Contingencies

Legal Proceedings
      The Company currently, and from time to time, is involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect the financial position or results of operations. The Company also believes that, if necessary, it would be able to obtain any required licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless

Corel Corporation
Notes to the Combined Consolidated Financial Statements — (Continued)
of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. The Company’s failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business.
      At February 28, 2006, the Company was a defendant in an ongoing patent infringement proceeding described below:

Electronics For Imaging, Inc., Massachusetts Institute of Technology v. Corel Corporation et al. Plaintiffs filed this patent infringement action on December 28, 2001 against the Company and 213 other defendants in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patent 4,500,919. The patent expired on May 6, 2002. Plaintiffs allege that the defendants infringed the patent through the use of various color management and correction systems in their products. Plaintiffs seek unspecified damages and attorneys fees. Various motions including motions for summary judgment by both the plaintiffs and defendants, including the Company, were filed during the discovery phase of the proceeding. In July 2004, the court dismissed each summary judgment motion upon which the Company and the plaintiffs had joined issue. Following the decision on the summary judgment motions, the plaintiffs dismissed all claims against every remaining defendant except the Company, Microsoft and Roxio. The plaintiffs then stipulated to non-infringement in respect of the Company, Microsoft and Roxio and the action was dismissed in November 2004. In December 2004, the plaintiffs filed an appeal of various interlocutory rulings by the trial court including certain of the summary judgment decisions. The remaining defendants, including the Company, have filed opposition to the appeals. The Company has cross-appealed on the trial court’s dismissal of its request to have the action dismissed on summary judgment. Oral argument on the appeal was held on December 7, 2005. No decision on the appeal has been rendered to date. The Company believes it has meritorious defenses to the plaintiffs’ claims and intends to defend the litigation vigorously. However, the ultimate outcome of the litigation is uncertain.

7.	Shareholders’ Equity

WinZip Common
      The Company’s financial statements are presented on a combined basis with WinZip. WinZip’s equity at February 28, 2006 and November 30, 2005 consisted of 50,000 voting shares authorized, with a par value of $1.00 per share, of which 20,000 shares were issued and outstanding.

Corel Common
      On December 1, 2005, Corel reorganized its share capital by way of amalgamation with a wholly-owned subsidiary. All of the outstanding preferred shares, Class A common shares and Class B common shares of the Company were converted into common shares in accordance with their respective percentage equity interests in Corel prior to the recapitalization.
      After completion of the equity recapitalization, the authorized share capital of Corel consists of an unlimited number of preferred shares, issuable in series, none of which series have been authorized and an unlimited number of common shares. As of February 28, 2006, there are 15,166,595 common shares and no preferred shares outstanding.

Dividends and paid-up capital reductions
      During the quarter ended February 28, 2005, Corel paid a cash dividend of $2,135 to certain holders of Class B shares and returned paid-up capital of $83,113 to its preferred and common shareholders. Also during

Corel Corporation
Notes to the Combined Consolidated Financial Statements — (Continued)
fiscal 2005, WinZip paid a cash dividend of $12,000 to its shareholders. In March 2006, WinZip paid a cash dividend of $7,500 to its shareholder, Vector Capital.

2003 Share Option and Phantom Share Unit Plan
      In fiscal 2005, performance awards in respect of 149,827 Class A common shares were issued to senior executives under the Stock Option and Phantom Share Unit Plan (“the 2003 Plan”), which entitles them to receive Units (a stock option together with a Phantom Share Unit) upon attaining identified performance goals. Vesting conditions are based solely on the satisfaction of performance conditions. These awards are accounted for as equity grants with reversal of recognized compensation cost if the award fails to vest. Up to the quarter ended February 28, 2006, the Company has recognized cumulative expenses of $921 for these performance awards.
      The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months
	Ended
	February 28,

	2006	2005

	(Unaudited)
Cost of products	$8	$1
Cost of maintenance and services	2	—
Sales and marketing	191	49
Research and development	63	35
General and administration	588	31

Total stock-based compensation expense	$852	$116

      There were no capitalized stock-based compensation costs at February 28, 2006 and November 30, 2005.
      Corel estimates the fair value of its Units for financial accounting purposes using the Black-Scholes model, which requires the input of subjective assumptions, including expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares and substantive vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to this offering, there has been no active market for the Company’s common shares. Thus, it was not possible to estimate expected volatility of the Company’s share price in estimating fair value of Units granted. Accordingly, as a substitute for such volatility, the Company used the historical volatility of the U.S. Dow Jones Software and Computer Services Index, representing the primary industry in which the Company operates.
      The fair value, estimated using the Black-Scholes model, of all Units granted under the 2003 Plan and options granted under the 2005 WinZip Plan, during the quarter ended February 28, 2006 and 2005, was estimated as of the date of grant using the following weighted average assumptions:

	February 28,	February 28,
	2006	2005

Expected option life (years)	7	7
Volatility	36.59%	40.17%
Risk free interest rate	4.11%	4.46%
Dividend yield	Nil	Nil

Corel Corporation
Notes to the Combined Consolidated Financial Statements — (Continued)
      All Units were granted with an exercise price of $1.17 up to November 2005. In November 2005, Units were granted with an exercise price of $13.82. In January and February 2006, Units were granted with an exercise price of $15.69 and $15.93, respectively. Unit activity for the quarter ended February 28, 2006 is presented below:

	February 28, 2006

			Weighted Average
		Weighted Average	Grant Date Fair
	Units	Exercise Price	Value

Outstanding at beginning of period	1,381,350	$1.34	$7.11
Units granted	49,225	15.76	7.38
Units exercised	nil	nil	nil
Units forfeited	(21,484)	1.57	5.17

Outstanding at end of period	1,409,091	$1.84

Exercisable at end of period	nil

Weighted average fair value of outstanding Units	$7.27
Weighted average remaining life of the outstanding Units	2.58	Years

2006 Equity Incentive Plan
      A new equity incentive plan was adopted by the Board of Directors in February 2006 (“2006 Equity Incentive Plan”). This plan provides for the grant of options to employees and employees of the Company’s subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share-based awards to the Company’s employees, consultants and directors, and employees, consultants and directors of the Company’s subsidiaries and affiliates. Corel has 2,850,000 common shares authorized for issuance under the 2006 Equity Incentive Plan. There were no options granted under the 2006 Equity Incentive Plan during the three months ended February 28, 2006.

WinZip’s Stock Option Plan
      In October 2005, WinZip established the 2005 Class B Option Plan (“2005 WinZip Plan”). There are 3,000,000 Class B common shares of WinZip LLC, reserved for issuance under the 2005 WinZip Plan to provide incentive to employees, directors and consultants. As of February 28, 2006, there were options to purchase 855,000 of WinZip’s common shares issued under this plan. Upon the closing of the WinZip acquisition, options to purchase 855,000 shares of WinZip outstanding under the 2005 WinZip Plan were replaced with options to purchase 74,680 of the Company’s common shares under the 2006 Equity Incentive Plan.

Corel Corporation
Notes to the Combined Consolidated Financial Statements — (Continued)
      The option activity associated with the 2005 WinZip Plan, as adjusted to reflect the replacement of options for WinZip common stock with options for Corel common shares under the 2006 Equity Incentive Plan, is presented below:

	February 28, 2006

			Weighted Average
		Weighted Average	Grant Date Fair
	Units	Exercise Price	Value

Outstanding at beginning of period	nil	nil	nil
Options granted	74,680	$1.20	$13.90
Options exercised	nil	nil	nil
Options forfeited	nil	nil	nil

Outstanding at end of period	74,680	$1.20

Exercisable at end of period	nil

Weighted average fair value of outstanding options	$13.90
Weighted average remaining life of the outstanding options	3.60	Years

8.	Restructuring Charges
      For the quarter ended February 28, 2005, Corel integrated Jasc’s operations, and eliminated redundant positions across all functions in both organizations, resulting in a $540 charge to operating results for severance and related costs.
      In the first quarter of 2006, the Company initiated a realignment of its sales and marketing team after completing an internal review of its overall future requirements. The only costs associated with this realignment are one-time termination benefits relating to various sales and marketing employees.
      The following table summarizes the amount of restructuring recognized by the Company in the first quarter of fiscal 2006:

One-time termination benefits charged to expense	$560
Costs paid or otherwise settled	(73)

Closing liability — termination benefits	$487

      All of the costs incurred have been included within restructuring expenses on the statement of operations.

9.	Earnings (loss) Per Share
      The Company used the ’two class’ method to compute net income (loss) per share for the quarter ended February 28, 2005 because there was more than one class of shares outstanding. For the quarter ended February 28, 2006, basic net income (loss) per share was computed by dividing the net income (loss) applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share was computed by dividing the net income applicable to common shareholders for the period by the weighted average number of common and potentially dilutive securities outstanding during the period, using the treasury stock method. Potentially dilutive securities are comprised of common shares issuable upon the exercise of Units.
      Under the two class method, basic net income (loss) per share is computed for each class of common shares by adding the distributed earnings and the undistributed earnings (loss) for the period, to the extent the class may share in the earnings (loss), and then dividing the total by the adjusted weighted average number of shares in the class to which the earnings are allocated.

Corel Corporation
Notes to the Combined Consolidated Financial Statements — (Continued)
      The following tables set forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per class of common shares:

	Three Months Ended
	February 28,

	2006	2005

Net loss	$(1,638)	$(2,520)
Less: dividends and paid up capital distributions	—	(85,248)

Total loss allocable to shareholders	$(1,638)	$(87,768)

Class A Common Shares
Numerator
Distributed earnings to class	$—	$21,006
Loss allocable to class	—	(27,136)

Numerator for basic and diluted loss per share	—	(6,130)

Denominator (in thousands)
Weighted average number of shares	—	3,736

Class B Common Shares
Numerator
Distributed earnings to class	$—	$46,785
Loss allocable to class	—	(60,438)

Numerator for basic and diluted loss per share	—	(13,653)

Denominator (in thousands)
Weighted average number of shares	—	8,321

WinZip Common Shares
Numerator
Distributed earnings to class	$—	$—
Income (loss) allocable to class	2,117	(195)

Numerator for basic and diluted earnings (loss) per share	2,117	(195)

Denominator (in thousands)
Weighted average number of shares in basic earnings (loss) per share	20	20
Potentially dilutive instruments resulting from conversion of WinZip Units	3	—

Weighted average number of shares in diluted earnings per share	23	20

Corel Common
Numerator
Net loss	(3,755)	—

Denominator (in thousands)
Weighted average number of shares	15,167	—

      The impact of the exercise of Corel Units is anti-dilutive in the periods presented. Potentially dilutive instruments for the quarters ended February 28, 2006 and 2005 represent the weighted average number of

Corel Corporation
Notes to the Combined Consolidated Financial Statements — (Continued)
common shares subject to Units outstanding of 1,402 and 661 respectively. There are no potentially dilutive instruments for WinZip for the quarter ended February 28, 2005.

10.	Segment Reporting
      Revenues by product and region and details regarding major external customers are disclosed in the following table:

	Three Months Ended
	February 28,

	2006	2005

	(Unaudited)
By product:
Productivity	$19,790	$15,003
Graphics and Digital Imaging	24,497	24,985

	$44,287	$39,988

By geographic region:
Americas
Canada	$1,449	$1,674
United States	24,574	22,727
Other	795	665
Europe, Middle East, Africa (EMEA)	14,912	13,065
Asia-Pacific	2,557	1,857

	$44,287	$39,988

By major customer:
Company A	$4,874	$5,741
Company B	2,430	3,547
All others	36,983	30,700

	$44,287	$39,988

11.	Subsequent Events
      On April 25, 2006, the Company entered into an underwriting agreement with a group of underwriters under the terms of which the Company agreed to the sale of 5,000,000 Common Shares from treasury and granted the underwriters an option to purchase up to an additional 750,000 Common Shares from the Company within a 30-day period to cover over-allotments (“Public Offering”). The Public Offering closed on May 2, 2006. The net proceeds from the Public Offering were primarily used to repay existing debt and the remaining net proceeds will be used for general corporate purposes, including potential acquisitions.
      At the closing of the Public Offering, Corel entered into a $165.0 million senior secured credit facility consisting of a $90.0 million term loan with a six-year maturity and a $75.0 million revolving credit facility with a five-year term. The term loan and revolving credit facility bear interest at floating rates tied to either the Alternate Base Rate (which equals the higher of (i) the federal funds rate plus 50 basis points and (ii) the prime rate) or the Adjusted LIBOR. The net proceeds from the term loan were used to repay existing indebtedness of Corel and WinZip and the remaining proceeds along with the currently undrawn revolving credit facility, will be available for general corporate purposes, including potential acquisitions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Special Note Regarding Forward-Looking Statements
      Certain statements discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this filing constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks include competitive threats from well established software companies that have significantly greater market share and resources than us, new entrants that benefit from industry trends, such as the increasing importance of Internet distribution and open source software, and from online services companies that are increasingly seeking to provide software products at little or no incremental cost to their customers to expand their Internet presence and build consumer loyalty. In addition, our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth. Accordingly, we must successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth. The following should be carefully considered:

•	except for the last two fiscal years, we have experienced declines in our revenues since the mid-1990s and have experienced net losses in all but two fiscal years from 1996 to 2005, and had a net working capital deficit at February 28, 2006;

•	we face competition from companies with significant competitive advantages, such as Microsoft, which has in excess of 97% of the North American Market for productivity software, and Adobe, which has in excess of 70% of the global packaged graphics and digital imaging software market;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply;

•	our relationships with Ingram Micro and Dell, which accounted for a significant percentage of our first quarter 2006 revenues, can be terminated at any time;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors; and

•	our future growth is largely dependant on the execution of our acquisition strategy, which may fail for various reasons including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses.
      These risks, uncertainties and other important factors are described in our Prospectus dated April 25, 2006, filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the rules and regulations under the Securities Act of 1933. A copy of the Prospectus can be obtained on our website, or at www.sec.gov. Such risks are also described in our Canadian supplemented PREP prospectus dated April 26, 2006, or at www.sedar.com. The words “estimate”, “project”, “intend”, “believe”, “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

Overview
      The following discussion and analysis should be read in conjunction with our unaudited combined consolidated financial statements and accompanying notes for the three-month period ended February 28, 2006. All figures are in United States dollars, except as otherwise noted.
      We are a leading global packaged software company with an estimated installed base of over 40 million current users in over 75 countries. We provide high quality, affordable and easy-to-use productivity and graphics and digital imaging software. Our products enjoy a favorable market position among value-conscious consumers and small businesses. The legal and functional departments within large companies and governmental organizations are also attracted to the industry-specific features and technical capabilities of our software. Our products are sold through a scalable distribution platform comprised of OEMs, our e-Store, and our global network of resellers and retail vendors.
      Our product portfolio includes well-established, globally recognized brands. Our primary productivity products are WordPerfect Office Suite, first developed in 1982 and marketed by Corel since 1996, and WinZip, a compression utility developed in 1991, that we acquired on May 2, 2006. WordPerfect Office Suite is the leading Microsoft-alternative productivity software and includes Microsoft compatible word processing, spreadsheet and presentation functionality. WinZip is the most widely used aftermarket compression utility. Our primary graphics and digital imaging products are CorelDRAW Graphics Suite and Paint Shop Pro. CorelDRAW Graphics Suite is a leading illustration and image editing software suite used by design professionals and small businesses. Paint Shop Pro digital image editing and management applications are used by novice and professional photographers and photo editors.

Three months ended February 28, 2006 (combined) as compared to three months ended February 28, 2005 (combined from January 18, 2005)
      On May 2, 2006, we acquired all of the outstanding securities of WinZip from Vector Capital. The comparative financial information presented below for the three months ended February 28, 2005 is presented on a combined basis to include the financial information of WinZip from January 18, 2005 to February 28, 2005, which reflects the period during the first fiscal quarter of 2005 that WinZip and we were under common control by Vector Capital. The comparative financial information presented below for the three months ended February 28, 2006 is presented on a combined basis to include the financial information of WinZip for the entire fiscal quarter. Accordingly, because the consolidated financial information for the first quarter of fiscal 2005 presented below only includes financial information of WinZip for 42 days of that quarter, it is not directly comparable to the consolidated financial information presented for the first quarter of fiscal 2006.

      The following table sets forth certain consolidated statements of operations data in dollars and expressed as a percentage of revenues for the periods indicated, as well as the percentage change on a period-to-period basis:

					Percentage
	2005	2006	2005	2006	Change

	(Dollars in thousands)
	(Unaudited)
Revenues:
Product	$36,082	$39,498	90.2%	89.2%	9.5%
Maintenance and services	3,906	4,789	9.8%	10.8%	22.6%

Total revenues	39,988	44,287	100.0%	100.0%	10.8%
Cost of revenues:
Cost of product(1)	4,708	5,005	13.0%	12.7%	6.3%
Cost of maintenance and services(1)	348	314	8.9%	6.6%	(9.8)%
Amortization of intangible assets	6,199	6,627	15.5%	15.0%	6.9%

Total cost of revenues	11,255	11,946	28.1%	27.0%	6.1%

Gross margin	28,733	32,341	71.9%	73.0%	12.6%

Operating expenses:
Sales and marketing	12,824	14,504	32.1%	32.8%	13.1%
Research and development	5,671	6,181	14.2%	14.0%	9.0%
General and administrative	5,659	5,395	14.2%	12.2%	(4.7)%
Restructuring	540	560	1.4%	1.3%	3.7%

Total operating expenses	24,694	26,640	61.8%	60.2%	7.9%

Income from operations	4,039	5,701	10.1%	12.9%	41.1%

Other expenses (income):
Loss on debt retirement	3,931	—	*	*	*
Interest expense, net	1,970	3,863	*	*	*
Amortization of deferred financing fees	300	444	*	*	*
Other non-operating (income) expense	178	(120)	*	*	*

Income (loss) before income tax expense	(2,340)	1,514	*	*	*
Income tax expense	180	3,152	*	*	*

Net loss	$(2,520)	$(1,638)	*	*	*

*	not meaningful.

(1)	Percentage reflects percentage of related revenues.

Revenues
      Product revenues increased by 9.5% to $39.5 million in the first quarter of fiscal 2006 from $36.1 million in the first quarter of fiscal 2005. There was a $5.3 million increase in revenues generated from WinZip due to more aggressive marketing, a new version release, the implementation of a maintenance offering, and as a result of WinZip revenues being combined for the entire first quarter of fiscal 2006. In the first quarter of fiscal 2005, we only combined 42 days of WinZip’s revenues. In addition, CorelDRAW, Painter, iGrafx and Designer revenues increased while there were declines in revenues from WordPerfect Office and Paint Shop Pro that were primarily driven by product release cycles and lower revenue from our OEM channels.

      Maintenance and services revenues increased by 22.6% to $4.8 million in the first quarter of fiscal 2006 from $3.9 million in the first quarter of fiscal 2005. The increase was primarily due to the $982,000 contribution of WinZip maintenance and services revenues in connection with a maintenance offering implemented in the latter half of fiscal 2005.

Total Revenues by Product Group

	Three Months Ended February 28,

					Percentage
	2005	2006	2005	2006	Change

	(Dollars in thousands)
	(Unaudited)
Productivity	$15,003	$19,790	37.5%	44.7%	31.9%
Graphics and Digital Imaging	24,985	24,497	62.5%	55.3%	(2.0)%

Total	$39,988	$44,287	100.0%	100.0%	10.8%

      Our products generally have release cycles of between 12 and 24 months and we typically earn the largest portion of revenues for a particular product during the first half of its release cycle. In the past we have experienced declines in product revenues during the second half of product release cycles, with the sharpest declines occurring toward the end of the release cycle. The fiscal quarter of the most recent and prior release of each of our major products is set forth below:

		Current Release	Prior
Product	Version	Quarter	Release

Productivity:
WordPerfect Office Suite	13	Q1 2006	Q2 2004
WinZip	10	Q4 2005	Q1 2004
iGrafx FlowCharter	11	Q1 2006	Q4 2004
Graphics and Digital Imaging:
CorelDRAW Graphics Suite	13	Q1 2006	Q1 2004
Designer Suite	12	Q2 2005	Q2 2003
Painter	9.5	Q1 2006	Q4 2004
Paint Shop Pro	10	Q4 2005	Q4 2004
      Productivity revenues increased by 31.9% to $19.8 million in the first quarter of fiscal 2006 from $15.0 million in the first quarter of fiscal 2005. WinZip’s revenue increased by $6.3 million and is attributable to increased license sales resulting from more aggressive marketing, a new version release, the implementation of a maintenance offering, and as a result of WinZip revenues being combined for the entire first quarter of fiscal 2006. This increase was partially offset by a decline in WordPerfect Office revenue due primarily to lower revenues from our OEM channels. WordPerfect Office X3 was launched late in the first quarter of fiscal 2006 and hence did not have a significant impact in the quarter.
      Graphics and digital imaging revenues decreased by 2.0% to $24.5 million in the first quarter of fiscal 2006 from $25.0 million in the first quarter of fiscal 2005. New releases of CorelDRAW and Painter were launched during the first quarter of fiscal 2006, resulting in increased graphics and digital imaging revenues. Revenues from our Paint Shop Pro products were lower in the first quarter of fiscal 2006 than the comparable 2005 quarter. We believe that much of the decrease resulted from the timing of version releases. Paint Shop Pro 10 and seven localized versions were released early in the fourth quarter of 2005, while Paint Shop Pro 9 was released later in the fourth quarter of fiscal 2004, with staggered releases of localized versions. This timing change resulted in significantly higher revenues in the first quarter of fiscal 2005, and comparatively lower revenues in the first quarter of fiscal 2006. We also believe, to a lesser extent, that Paint Shop Pro results were lower in the first quarter of 2006 due to the increased competition.

Total Revenues by Region

	Three Months Ended February 28,

					Percentage
	2005	2006	2005	2006	Change

	(Dollars in thousands)
	(Unaudited)
Americas	$25,066	$26,818	62.7%	60.6%	7.0%
EMEA	13,065	14,912	32.7%	33.7%	14.1%
Asia Pacific	1,857	2,557	4.6%	5.7%	37.7%

Total	$39,988	$44,287	100.0%	100.0%	10.8%

      Revenues in the Americas increased by $1.8 million, or 7.0%, in the first quarter of fiscal 2006 to $26.8 million from $25.1 million in the first quarter of fiscal 2005. The increase was principally attributable to additional revenue from WinZip which resulted from more aggressive marketing, a new version release, the implementation of a maintenance offering and as a result of WinZip revenues being combined for the entire quarter. Additional revenue was generated from the release of new versions of CorelDRAW and Painter in the first quarter of fiscal 2006 and revenue growth in Latin America as a result of increased sales and marketing resources. These increases were partially offset by a decline in revenue from our Paint Shop Pro and WordPerfect Office products.
      Revenues in EMEA increased by $1.8 million, or 14.1%, to $14.9 million in the first quarter of fiscal 2006 from $13.1 million in the first quarter of fiscal 2005. The increase in revenue was attributable to higher WinZip revenues for similar reasons as discussed above, and additional revenue resulting from the release of new versions of CorelDRAW and Painter in the first quarter of fiscal 2006. These increases were partially offset by a decline in revenues from WordPerfect Office, Paint Shop Pro and Designer which was largely due to their release cycles.
      Asia Pacific revenues increased by $700,000, or 37.7%, to $2.6 million in the first quarter of fiscal 2006 from $1.9 million in the first quarter of fiscal 2005. The increase is primarily due to the release of new versions of certain graphics and digital imaging products in the first quarter of fiscal 2006, and the increased sales and marketing resources in Japan, China and India, which were added during fiscal 2005.

Cost of Revenues
      Cost of Product Revenues. Cost of product revenues increased by 6.3% to $5.0 million in the first quarter of fiscal 2006 from $4.7 million in the first quarter of fiscal 2005. As a percentage of product revenues, cost of product revenues decreased to 12.7% in the first quarter of fiscal 2006 from 13.0% in the first quarter of fiscal 2005. The decrease as a percentage of product revenue resulted from the inclusion of WinZip for the full quarter in fiscal 2006, which has a relatively low cost of revenue compared to our other products, since a majority of WinZip’s products are delivered over the internet and involve relatively low overhead costs.
      Cost of Maintenance and Services Revenues. Cost of maintenance and services revenues decreased by 9.8% to $314,000 in the first quarter of fiscal 2006 from $348,000 in the first quarter of fiscal 2005. As a percentage of maintenance and services revenues, cost of maintenance and services revenues decreased to 6.6% in the first quarter of fiscal 2006 from 8.9% in the first quarter of fiscal 2005. This decrease as a percentage of maintenance and services revenues resulted from the inclusion of WinZip revenues for the full quarter in fiscal 2006, and the limited incremental costs to provide such revenue.
      Amortization of Intangible Assets. Amortization of intangible assets increased by 6.9% to $6.6 million in the first quarter of fiscal 2006 from $6.2 million in the first quarter of fiscal 2005 due primarily to the $528,000 of additional amortization expenses associated with the inclusion of WinZip results for the full quarter in fiscal 2006. We anticipate that amortization of intangible assets will decline during the remainder of fiscal 2006 because the intangible assets recorded in connection with our acquisition by Vector Capital are now fully amortized.

Operating Expenses
      Sales and Marketing. Sales and marketing expenses increased by 13.1% to $14.5 million in the first quarter of fiscal 2006 from $12.8 million in the first quarter of fiscal 2005. As a percentage of total revenues, sales and marketing expenses increased to 32.8% in the first quarter of fiscal 2006 from 32.1% in the first quarter of fiscal 2005. The increase in sales and marketing expenses for the first quarter of fiscal 2006 over the same period last year is due to new version releases in the first quarter of fiscal 2006, including the releases of CorelDRAW Graphics Suite X3 and WordPerfect Office X3.
      Research and Development. Research and development expenses increased by 9.0% to $6.2 million in the first quarter of fiscal 2006 from $5.7 million in the first quarter of fiscal 2005. As a percentage of total revenues, research and development expenses remained relatively consistent at 14.0% in the first quarter of fiscal 2006 compared to 14.2% in the first quarter of fiscal 2005. The absolute dollar increase in expenses is a direct result of the development, testing and localization of new releases of CorelDRAW Graphics Suite and WordPerfect Office associated with their launch during the first quarter of fiscal 2006, which resulted in $195,000 of additional expense. In addition, the inclusion of the full quarter of WinZip results in the fiscal 2006 period contributed $287,000 of additional research and development costs in the fiscal 2006 period.
      General and Administrative. General and administrative expenses decreased by 4.7% to $5.4 million in the first quarter of fiscal 2006 from $5.7 million in the first quarter of fiscal 2005. As a percentage of total revenues, general and administrative expenses decreased to 12.2% in the first quarter of fiscal 2006 from 14.2% in the first quarter of fiscal 2005. The decrease in general and administrative expenses is attributed in part to higher employee-related costs and travel and entertainment costs totaling $630,000 in the first half of the fiscal 2005 period, prior to completion of our integration of Jasc, and the incurrence of $280,000 of acquisition-related expenditures in the first quarter of fiscal 2005 in connection with the combination with WinZip. These decreases were partially offset by a $557,000 increase in stock-based compensation costs in the fiscal 2006 quarter.
      Restructuring. Restructuring costs of $560,000 incurred in the first quarter of fiscal 2006 represent severance costs relating to the realignment of the sales and marketing force in the Americas. In the first quarter of fiscal 2005, restructuring costs of $540,000 represented employee terminations related to our acquisition and integration of Jasc.

Non-Operating (Income) Expense
      Interest (Income) Expense, Net. Net interest expense increased by 96.1% to $3.9 million in the first quarter of fiscal 2006 from $2.0 million in the first quarter of fiscal 2005. The increase is primarily attributable to the refinancing of the credit facilities by both Corel and WinZip, and the inclusion of WinZip’s debt in our financial statements for the full quarter in fiscal 2006.
      Amortization of Deferred Financing Fees. Amortization of deferred financing fees increased to $444,000 in the first quarter of fiscal 2006 from $300,000 in the first quarter of fiscal 2005 as a direct result of the renegotiated credit facilities by both Corel and WinZip. The deferred financing fees associated with our existing credit facilities have been amortized on the straight-line method over the respective terms of the loans. In connection with the replacement of the old credit facilities with our new credit facility concurrently with our recent initial public offering, we expect to write-off the balance of $6.8 million in deferred financing fees in the second quarter of fiscal 2006.
      Other Non-Operating Expense (Income). We had income of $120,000 in the first quarter of fiscal 2006 compared to other non-operating expense of $178,000 in the same quarter last year. Other non-operating expense (income) consisted primarily of foreign exchange gains and losses and unrealized gains and losses on forward exchange contracts. The gain reported in 2006 resulted from strengthening of foreign currencies, mainly the Euro and Japanese Yen.
      Income Tax Expense (Recovery). For the three months ended February 28, 2006, we recorded a tax provision of $3.2 million on income before income tax expense of $1.5 million compared to a tax provision of $180,000 on a loss before income tax expense of $2.3 million for the three months ended February 28, 2005.

Current taxes, consisting of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries were $2.3 million, including $2.0 million relating to WinZip operations, and $(115,000) for the quarters ended February 28, 2006 and 2005, respectively.
      Deferred tax charges of $381,000 for the quarter ended February 28, 2006 and $427,000 for the first quarter of 2005 related to the tax benefits realized in Canada from the use of tax carry forwards, existing prior to Corel’s acquisition by Vector Capital, in post-acquisition periods. At the end of February 2006, the balance of intangible assets recorded in connection with that acquisition was reduced to nil and, accordingly, future quarters will not include any deferred taxes related to benefits from the use of tax carry forwards existing prior to the acquisition. Deferred taxes also included a $435,000 expense and a deferred tax recovery of $133,000 in the first quarters ended February 28, 2006 and 2005, respectively, related to WinZip operations.

Adjusted EBITDA
      Adjusted EBITDA was $12.1 million in the first quarter of fiscal 2005 compared to $14.4 million in the first quarter of fiscal 2006. Adjusted EBITDA increased $2.4 million in the first quarter of fiscal 2006 due to higher income from operations, excluding stock-based compensation. This increase is largely due to the inclusion of WinZip for the entire first quarter in fiscal 2006, whereas the first quarter of fiscal 2005 only included WinZip operations from January 18, 2005.

      Adjusted EBITDA is a non-GAAP measure that we use as a supplemental indicator of our operating performance and to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For the three months ended February 28, 2006 and 2005 we had cash flow from operations of $5.9 and $9.0 respectively. The table below reconciles Adjusted EBITDA to cash flow from operations:

	Three Months Ended
	February 28,

	2005	2006

	(Unaudited)
	(In thousands)
Cash flow provided by operations	$8,957	$5,926
Change in operating assets and liabilities	578	730
Interest expenses	2,045	3,940
Interest income	(75)	(77)
Income tax expense	180	3,152
Accrued interest	(367)	613
Provision for bad debts	(166)	(122)
Unrealized foreign exchange losses on forward contracts	(206)	(28)
Deferred income taxes	(295)	(435)
Loss on disposal of fixed assets	(13)	—
Restructuring	540	560
Reorganization costs	883	117

Adjusted EBITDA	$12,061	$14,376

FINANCIAL CONDITION

Working Capital
      Current assets at February 28, 2006 were $36.4 million, a decrease of $9.3 from the November 30, 2005 year end balance of $45.7 million. The decrease was primarily attributable to the reduction of cash and cash equivalents and restricted cash, which went from $21.7 million at the end of the 2005 fiscal year, to $15.9 million at February 28, 2006 as a result of the annual principal repayment on our CFSB debt in February 2006. Furthermore, trade accounts receivable declined by $2.9 million, from $19.3 million at November 30, 2005 to $16.4 million at February 28, 2006.
      Current liabilities at February 28, 2006 were $58.1 million, a decrease of $11.9 million from the November 30, 2005 balance of $70.0 million. The decrease primarily resulted from the decrease in accounts payable and accrued liabilities to $24.6 million at February 28, 2006 from $30.5 million due to payment of year end liabilities. In addition, the current portion of term loans payable decreased from $15.8 million at November 30, 2005 to $9.5 million at February 28, 2006 because the annual principal repayment on our credit facility was reflected in the fiscal 2005 year end balance.

Liquidity and Capital Resources
      As of February 28, 2006, our principal sources of liquidity included cash and cash equivalents and restricted cash of $15.9 million, and trade accounts receivable of $16.4 million.

      Cash provided by operations decreased to $5.9 million for the first three months of fiscal 2006 compared to $9.0 million for the first three months of fiscal 2005. The decrease is attributable to the incremental interest payments made during the first quarter of 2006, totaling $2.4 million, and because of the reduced cash flow resulting from net operating assets and liabilities
      Cash used in financing activities was $11.0 million for the first three months of 2006 compared to $24.7 million in the first three months of fiscal 2005. In the first quarter of fiscal 2006, cash used in financing activities consisted primarily of repayment of $8.6 million of long-term debt and $1.8 million of financing fees. In the first quarter of fiscal 2005, we generated net proceeds from long-term debt of $59.2 million, which was offset by $85.2 million of distributions and dividends we paid to our shareholders.
      Cash used in investing activities was $430,000 in the first three months of 2006 compared to cash generated from investing activities of $9.9 million in the first three months of 2005. The primary difference between the two periods is that no short-term investments were disposed of in the first quarter of fiscal 2006, and $10.0 million of short-term investments were redeemed in the first quarter of fiscal 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the risk of a loss that could affect our financial position resulting from adverse changes in the financial markets. Our primary risks relate to increases in interest rates and fluctuations in foreign currency exchange rates.

Interest Rate Risk
      Our exposure to interest rate risk relates primarily to our long term debt, as we have minimal interest-bearing investments. Our interest rate exposure is primarily to increases in the LIBOR or prime lending rate, because our debt has a floating rate of interest. Our annual interest expense would change by $700,000 for each 0.5% change in interest rates, based on debt outstanding as of February 28, 2006.
      In connection with the CSFB facility, we purchased an interest rate cap to August 2007 on $40 million which reduces our interest rate exposure. We entered into a new credit facility upon the closing of our initial public offering and repaid the existing CSFB facility in full. We will review various options available to us in the coming fiscal year to determine if additional interest rate protection under our new facility is advisable to further limit our risk to increases in lending rates.

Foreign Currency Risk
      Most of our business is located in Canada. We incur a disproportionate percentage of costs in Canadian dollars as compared to Canadian dollar denominated revenues. We are therefore exposed to loss if the Canadian dollar appreciates against the U.S. dollar. We try to minimize the effect of changes in U.S./ Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As we also operate internationally, a portion of our business outside North America is conducted in currencies other than the U.S. dollar. Accordingly, the results of our business may also be affected by fluctuations in the U.S. dollar against certain European currencies, in particular the pound sterling and euro.
      Our exposure to these and other currencies is minimized due to certain hedges naturally occurring in our business as we have decentralized sales, marketing and support operations in which most costs are local currency based.
      We cannot predict the impact of future foreign exchange variations on our business. However changes between the U.S. dollar and other currencies could generate foreign exchange losses that could have a material effect on our business.

Item 4.	Controls and Procedures
      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings
      We currently, and from time to time, are involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect the financial position or results of operations. We also believes that, if necessary, we would be able to obtain any required licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business.
      At February 28, 2006, we were a defendant in an ongoing patent infringement proceeding described below:
      Electronics For Imaging, Inc., Massachusetts Institute of Technology v. Corel Corporation et al. Plaintiffs filed this patent infringement action on December 28, 2001 against us and 213 other defendants in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patent 4,500,919. The patent expired on May 6, 2002. Plaintiffs allege that the defendants infringed the patent through the use of various color management and correction systems in their products. Plaintiffs seek unspecified damages and attorneys fees. Various motions including motions for summary judgment by both the plaintiffs and defendants, including the Company, were filed during the discovery phase of the proceeding. In July 2004, the court dismissed each summary judgment motion upon which we and the plaintiffs had joined issue. Following the decision on the summary judgment motions, the plaintiffs dismissed all claims against every remaining defendant except us, Microsoft and Roxio. The plaintiffs then stipulated to non-infringement in respect of the Company, Microsoft and Roxio and the action was dismissed in November 2004. In December 2004, the plaintiffs filed an appeal of various interlocutory rulings by the trial court including certain of the summary judgment decisions. The remaining defendants, including us, have filed opposition to the appeals. We have cross-appealed on the trial court’s dismissal of its request to have the action dismissed on summary judgment. Oral argument on the appeal was held on December 7, 2005. No decision on the appeal has been rendered to date. We believe we have meritorious defenses to the plaintiffs’ claims and intends to defend the litigation vigorously. However, the ultimate outcome of the litigation is uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      During the period covered by this report, the following were the only issuances and sales of unregistered securities:
      In February 2006, we issued 3,245 common shares, $50,000 in the aggregate, to the owners of an unaffiliated service provider, in consideration for services rendered to us, in reliance on the exemption provided for by section 4(2) of the Securities Act of 1933. In connection with such sale, the purchasers represented to us that they were “accredited investors” as defined in Rule 506 of the Securities Act of 1933.
      We granted units to our officers, directors, employees and consultants in respect of 49,225 common shares. All of the units had a weighted average exercise price of $15.76. The units referenced above were issued in reliance upon the exemption provided by Rule 701 under the Securities Act. A copy of the Company’s Share Option and Phantom Unit Plan was made available to individuals who were granted units.

Item 6.	Exhibits

Exhibit
Number		Exhibit

1	.1*	Form of Underwriting Agreement by and among Corel Corporation and the Underwriters named therein
2	.1*	Agreement and Plan of Merger dated as of October 8, 2004 by and among Corel Corporation, Corel JS Acquisitions, Inc., Corel Holdings Corporation, Jasc Software, Inc. and each Jasc Software, Inc. shareholder
2.2		Stock Purchase Agreement dated May 1, 2006 by and among Vector CC Holdings IV, SRL, WinZip Computing LLC, Cayman Ltd. Holdco and Corel Corporation.

3	.1*	Certificate and Articles of Continuance
3	.2*	Articles of Amendment
3	.3*	By-laws
4.1		Form of Registration Rights Agreement by and among Corel Corporation and the shareholders named therein.

4	.2*	Form of Corel Corporation Share Certificate
10.1		Credit Agreement dated May 2, 2006 by and among Corel Corporation, Corel US Holdings, LLC, Morgan Stanley Senior Funding Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. and a syndicate of financial institutions.

10	.2*	Employment Agreement between Corel Corporation and David Dobson
10	.3*	Employment Agreement between Corel Corporation and Douglas McCollam
10	.4*	Employment Agreement between Corel Inc. and Randy Eisenbach
10	.5*	Employment Agreement between Corel Corporation and Amanda Bedborough
10	.6*	Employment Agreement between Corel Corporation and Jacqueline Maartense
10	.7*	2003 Share Option and Phantom Unit Plan
10	.8*	2006 Equity Incentive Plan
10	.9*	Form of Equity Award
10	.10*	Form of Officer and Director Indemnification Agreement
10	.11*	Lease of office space by and between Churchill Office Park Ltd. and Corel Corporation (headquarters office lease)
10	.12*	Advisory Services Expense Reimbursement Agreement
10	.13*	Agreement and Full and Final Release between Corel Corporation and Jacqueline Maartense effective January 20, 2006
31.1		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibit of the same number in the Company’s Registration Statement on Form F-1, as amended (File No. 333-132970).
Items 3, 4 and 5 are not applicable to us and have been omitted.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corel Corporation

By:	/s/ Douglas McCollam

Douglas McCollam
Chief Financial Officer, Director
(Principal Financial Officer and Chief Accounting Officer)
Date: May 5, 2006