Form 10-Q
period 2006-05-31
COREL CORP
filed 2006-07-12
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From      to
Commission File Number 000-20562
COREL CORPORATION
(Exact name of registrant as specified in its charter)

Canada	98-0407194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Carling Avenue, Ottawa	K1Z 8R7
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code:
(613) 728-0826
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of July 10, 2006 was 24,494,361.

COREL CORPORATION
Form 10-Q
For the Quarter Ended May 31, 2006
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Financial Statements
a) Balance Sheets as of May 31, 2006 and November 30, 2005
b) Statements of Operations for the Three and Six Months Ended May 31, 2006 and 2005
c) Statements of Cash Flows for the Three and Six Months Ended May 31, 2006 and 2005
d) Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended May 31, 2006
e) Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signature
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of U.S. dollars or shares)
(Unaudited)

		May 31,	November 30,
	Note	2006	2005
			(combined)
ASSETS
Current assets:
Cash and cash equivalents		$33,021	$20,746
Restricted cash		717	966
Accounts receivable
Trade, net		16,763	19,342
Due from related parties		—	667
Other		648	311
Inventory	3	1,365	726
Deferred tax assets	5	240	592
Prepaid and other current assets		2,242	2,343

Total current assets		54,996	45,693
Investments		262	334
Capital assets		3,536	3,532
Intangible assets		42,813	52,397
Goodwill		9,850	9,850
Deferred tax assets	5	—	284
Deferred financing and other long-term assets		4,199	8,746

Total assets		$115,656	$120,836

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities		$26,436	$30,152
Due to related parties		214	334
Current portion of promissory note		532	1,170
Income taxes payable		13,472	10,773
Deferred revenue		10,107	11,755
Current portion of term loan payable	6	900	15,764

Total current liabilities		51,661	69,948
Promissory note		797	1,072
Deferred revenue		2,159	2,085
Term loan payable	6	89,100	132,965

Total liabilities		143,717	206,070

Commitments and contingencies	7

Shareholders’ deficit
Share capital:
Class A Common Shares (par value: none; authorized: unlimited; issued and outstanding: nil, and 3,740 shares, respectively; convertible to Class B Common Shares)		—	(42,229)
Class B Common Shares (par value: none; authorized: unlimited; issued and outstanding: nil, and 8,321 shares, respectively)		—	(34,184)
Preferred Shares (par value: none; authorized: unlimited; issued and outstanding: nil, and 3,105 shares, respectively)		—	2,600
WinZip Common Shares (par value: none; authorized: unlimited; issued and outstanding: nil and 20 shares, respectively)		—	20
Corel Common Shares (par value: none; authorized: unlimited; issued and outstanding: 24,493 and nil shares, respectively)	8	30,721	—
Accumulated other comprehensive income		14	85
Additional paid-in capital		3,160	7,427
Deficit		(61,956)	(18,953)

Total shareholders’ deficit		(28,061)	(85,234)

Total liabilities and shareholders’ deficit		$115,656	$120,836

See Accompanying Notes to the Consolidated Financial Statements.

Corel Corporation
Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended				Six Months Ended
		May 31,				May 31,
	Note	2006		2005		2006		2005
		(combined)		(combined)		(combined)		(combined)
Revenues
Product			$39,151		$36,428		$78,649		$72,510
Maintenance and services			5,059		3,573		9,848		7,479

Total revenues			44,210		40,001		88,497		79,989

Cost of revenues
Products			5,049		4,097		10,054		8,805
Maintenance and services			276		293		590		641
Amortization of intangible assets			2,648		6,636		9,275		12,835

Total cost of revenues			7,973		11,026		19,919		22,281

Gross profit			36,237		28,975		68,578		57,708

Operating expenses
Sales and marketing			14,023		12,164		28,527		24,988
Research and development			6,640		5,982		12,821		11,653
General and administration			6,193		4,654		11,588		10,313
Restructuring	9		251		72		811		612

Total operating expenses			27,107		22,872		53,747		47,566

Income from operations			9,130		6,103		14,831		10,142

Other expenses (income)
Loss on debt retirement	6		8,275		6		8,275		3,937
Interest expense, net			3,207		3,407		7,070		5,377
Amortization of deferred financing fees			357		504		801		804
Other non-operating (income) expense			(528)		193		(648)		371

Income (loss) before income taxes			(2,181)		1,993		(667)		(347)
Income tax provision			1,791		1,835		4,942		2,015

Net income (loss)			$(3,972)		$158		$(5,609)		$(2,362)

Other comprehensive income (loss)
Realized gain (loss) on sale of securities			—		(91)		—		123
Unrealized loss on securities			(23)		(57)		(71)		(57)

Other comprehensive income (loss)			(23)		(148)		(71)		66

Total comprehensive income (loss)			$(3,995)		$10		$(5,680)		$(2,296)

Net income (loss) per share:
Basic	10
Class A		$	N/A		$(0.05)	$	N/A		$(1.69)
Class B		$	N/A		$(0.05)	$	N/A		$(1.69)
WinZip Common		$	N/A		$38.95	$	N/A		$29.20
Corel Common			$(0.19)	$	N/A		$(0.28)	$	N/A
Diluted	10
Class A		$	N/A		$(0.05)	$	N/A		$(1.69)
Class B		$	N/A		$(0.05)	$	N/A		$(1.69)
WinZip Common		$	N/A		$38.95	$	N/A		$29.20
Corel Common			$(0.19)	$	N/A		$(0.28)	$	N/A
Pro-forma	4
Basic			$(0.19)		$0.01		$(0.28)		$(0.16)
Diluted			$(0.19)		$0.01		$(0.28)		$(0.16)
See Accompanying Notes to the Consolidated Financial Statements.

Corel Corporation
Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended				Six Months Ended
		May 31,				May 31,
	Note	2006		2005		2006		2005
		(combined)		(combined)		(combined)		(combined)
Income (loss) applicable to shareholders:	10
Class A
Distributed earnings to class		$	N/A		$—	$	N/A		$21,006
Loss allocable to class		$	N/A		$(192)	$	N/A		$(27,328)
Class B
Distributed earnings to class		$	N/A		$—	$	N/A		$46,785
Loss allocable to class		$	N/A		$(429)	$	N/A		$(60,866)
WinZip Common
Distributed earnings to class		$	N/A		$—	$	N/A		$—
Income (loss) allocable to class		$	N/A		$779	$	N/A		$584
Corel Common
Distributed earnings to class			$—	$	N/A		$—	$	N/A
Loss allocable to class			$(3,972)	$	N/A		$(5,609)	$	N/A

Weighted average number of shares:
Shares used in basic per share amounts
Class A			N/A		3,736		N/A		3,736
Class B			N/A		8,321		N/A		8,321
WinZip Common			N/A		20		N/A		20
Corel Common			21,086		N/A		20,293		N/A
Shares used in diluted per share amounts
Class A			N/A		3,736		N/A		3,736
Class B			N/A		8,321		N/A		8,321
WinZip Common			N/A		20		N/A		20
Corel Common			21,086		N/A		20,293		N/A
Shares used in pro-forma per share amounts	4
Basic			21,086		19,485		20,293		19,485
Diluted			21,086		19,485		20,293		19,485
See Accompanying Notes to the Consolidated Financial Statements.

Corel Corporation
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
	(combined)	(combined)	(combined)	(combined)
Cash flows from operating activities
Net income (loss)	$(3,972)	$158	$(5,609)	$(2,362)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	378	307	776	769
Amortization of deferred financing fees	357	504	801	804
Amortization of intangible assets	2,648	6,636	9,275	12,835
Stock-based compensation	794	123	1,646	239
Accrued interest	352	166	(261)	533
Provision for bad debts	52	27	174	193
Deferred income taxes	201	19	636	313
Unrealized foreign exchange loss on forward exchange contracts	193	87	221	293
Gain on disposal of fixed assets	—	(28)	—	(14)
Loss on early retirement of debt	8,275	6	8,275	3,937
Gain on disposal of investments	—	(71)	—	(71)
Change in operating assets and liabilities:
Accounts receivable	(775)	1,111	2,520	5,588
Inventory	(515)	180	(639)	873
Prepaids and other current assets	(186)	(60)	(119)	(134)
Accounts payable and accrued liabilities	1,500	(1,126)	(3,536)	(5,649)
Taxes payable	809	162	3,081	35
Deferred revenue	(370)	202	(1,574)	(822)

Cash flows provided by operating activities	9,741	8,403	15,667	17,360

Cash flows from financing activities
Restricted cash	—	(13)	—	1,357
Proceeds from term loans	90,000	—	90,000	130,000
Repayment of term loans	(140,091)	—	(148,729)	(64,305)
Financing fees incurred	(5,875)	(668)	(7,638)	(7,668)
Net proceeds from public offering	72,538	—	72,538	—
Net proceeds from issuance of common shares	1	—	1	—
Paid up capital distribution	—	—	—	(83,113)
Dividends paid	(7,500)	(4,000)	(7,500)	(6,135)
Other financing activities	(492)	(3,250)	(1,098)	(2,750)

Cash flows provided by (used in) financing activities	8,581	(7,931)	(2,426)	(32,614)

Cash flows from investing activities
Proceeds from redemption of investments	—	71	—	10,058
Acquisition of Jasc	—	(369)	—	(184)
Purchase of long lived assets, net of proceeds	(425)	(169)	(855)	(468)

Cash flows (used in) provided by investing activities	(425)	(467)	(855)	9,406

Effect of exchange rate changes on cash and cash equivalents	(74)	(10)	(111)	(19)

Increase (decrease) in cash and cash equivalents	17,823	(5)	12,275	(5,867)
Cash and cash equivalents, beginning of period	15,198	5,695	20,746	11,557

Cash and cash equivalents, end of period	$33,021	$5,690	$33,021	$5,690

See Accompanying Notes to the Consolidated Financial Statements.

Corel Corporation
Consolidated Statements of Changes in Shareholders’ Deficit
(In thousands of U.S. dollars or shares)
(Unaudited)

					Accumulated
	WinZip				Other	Additional		Total
	Common		Corel Common		Comprehensive	Paid-In		Shareholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Deficit
Balances at December 1, 2005 (*)	20	$20	15,167	$(73,813)	$85	$7,427	$(18,953)	$(85,234)
Total comprehensive loss	—	—	—	—	(48)	—	(1,638)	(1,686)
Shares issued for services rendered	—	—	3	52	—	—	—	52
Stock-based compensation	—	—	—	—	—	852	—	852

Balances at February 28, 2006	20	$20	15,170	$(73,761)	$37	$8,279	$(20,591)	$(86,016)
Repurchase of options	—	—	—	—	—	(427)	—	(427)
WinZip dividends paid	—	—	—	—	—	(5,480)	(2,020)	(7,500)
Shares issued on initial public offering	—	—	5,000	69,317	—	—	—	69,317
Issuance of shares on WinZip acquisition (Note 4)	(20)	(20)	4,323	35,158	—	—	—	35,138
Distribution to shareholders (Note 4)	—	—	—	—	—	—	(35,373)	(35,373)
Stock-based compensation	—	—	—	—	—	794	—	794
Options exercised	—	—	1	7	—	(6)	—	1
Total comprehensive loss	—	—	—	—	(23)	—	(3,972)	(3,995)

Balances at May 31, 2006	—	—	24,494	$30,721	$14	$3,160	$(61,956)	$(28,061)

(*)	On December 1, 2005 the Company reorganized its share capital and all of the outstanding Class A Common, Class B Common and Preferred shares were converted to Corel Common shares (note 8).
See Accompanying Notes to the Consolidated Financial Statements.

Corel Corporation
Notes to the Consolidated Financial Statements
(In thousands of U.S. dollars, unless otherwise stated)
(Unaudited)
1.	Unaudited Interim Financial Information
     The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The combined consolidated balance sheet as of November 30, 2005 was derived from the audited combined consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended May 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s registration statement on Form F-1 (File No. 333-132970).
2.	Summary of Significant Accounting Policies
  Basis of presentation
     The combined consolidated financial statements have been presented in United States (US) dollars.
     The Company purchased Cayman Ltd. Holdco (“WinZip”) from affiliates of Vector Capital contemporaneously with the completion of its initial public offering on May 2, 2006. WinZip is a provider of compression utility software. Vector Capital is a venture capital company based in California, and is the Company’s largest shareholder. After May 2, 2006, results of WinZip have been consolidated with the Company’s results. Prior to this transaction, the Company and WinZip were under common control. Because of this common control, and the Company agreeing to acquire WinZip in February 2006, the Company combined its financial statements with WinZip’s effective January 18, 2005 (the date Vector Capital purchased WinZip). On January 18, 2005, push-down accounting was applied by WinZip and consequently WinZip revalued its balance sheet to reflect the fair value of its assets and liabilities with a corresponding increase to goodwill.
     The consolidated financial statements presented herein reflect the financial position of the Company at May 31, 2006 and the Company and WinZip at November 30, 2005. The consolidated results of operations for the three and six months ended May 31, 2006 include the results of WinZip for the full period, and the combined consolidated results of operations for the three and six months ended May 31, 2005 include the results of WinZip from January 18, 2005.
     Certain prior period amounts have been reclassified to conform to the current period presentation, including reclassifications in the segment disclosure note between sales in the Americas, Europe, Middle East, Africa (EMEA), and Asia-Pacific. There was no impact on net income as a result of this reclassification.
  Interest rate swaps
     The Company uses interest rate swaps to limit its exposure to the changing interest rates on its consolidated results of operations and future cash outflows for interest. Interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts are not exchanged and no other cash payments are made. The Company entered into an interest rate swap with its principal lender, as required under its senior credit facility.
     The interest rate swap qualifies as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The interest rate swap does not qualify as a hedging instrument, and therefore, the Company has not applied hedge accounting. As a result, at the end of each period, the interest rate swap is recorded in the consolidated balance sheet at fair value, and any related gains or loses are recognized on the Company’s statement of operations within “interest expense”.

     As of May 31, 2006, the Company’s interest rate swap converts an aggregate notional principal amount of $71.5 million (or approximately 79% of its interest-bearing debt) from floating rate interest payments under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 3.25%. The fixed rates range from 8.62% to 8.74%.
The Company does not use derivative instruments for speculative purposes.
3.	Inventory
     The components of inventory for the periods presented are as follows:

	May 31,	November 30,
	2006	2005
Product components	$477	$219
Finished goods	888	507

Inventory	$1,365	$726

4.	Acquisition
  WinZip acquisition
     On May 2, 2006 (“the acquisition date”), the Company acquired all of the outstanding securities of WinZip, a provider of compression utility software, from Vector Capital, which originally purchased WinZip on January 18, 2005. The Company acquired WinZip to complement its productivity software. The purchase cost for the acquisition was 4,322,587 common shares of the Company.
     The terms of the agreement required the Company to repay all of the outstanding bank debt of WinZip as at the acquisition date and grant options to purchase 74,680 common shares under its 2006 Equity Incentive Plan in replacement for outstanding WinZip options. The acquisition agreement also provides for a reciprocal indemnity for breach of covenants, representations and warranties, generally for a one year period. A portion of the purchase price, amounting to 93,929 Corel common shares issued to Vector Capital, may not be transferred by Vector Capital for a period of one year from the date of the acquisition so that they will be available to satisfy Vector Capital’s indemnification obligations to the Company.
     Prior to the acquisition, the Company and WinZip were under common control. As a result, in accordance with SFAS 141, the Company presented combined financial statements, which include the results of WinZip from and after January 18, 2005. In addition, on the acquisition date, the transaction was accounted for as a related party transaction. Accordingly, the fair value of the 4,322,587 Corel common shares issued as consideration were recorded as share capital, and the difference between the fair value of the shares issued and the carrying amount of WinZip’s net assets was recorded as a dividend.
     The aggregate purchase cost paid by Vector Capital for WinZip was allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition and is summarized as follows:

Current assets	$2,497
Capital assets	183
Tradename	21,772
Acquired technologies	5,704
Non-competition agreements	150
Customer relationships	348
Goodwill on acquisition of Winzip by Vector	3,993
Current liabilities	(858)

Net assets acquired -Vector Capital purchase cost	33,789
Fair value of Common Shares issued	(69,162)

Net distribution to Vector Capital	35,373
Share issuance costs	(235)

Net capital of common shares issued for WinZip acquisition	$35,138

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
     The following unaudited pro forma combined financial information gives effect to the acquisition of WinZip by the Company as if the transaction occurred at the beginning of the six month period ended May 31, 2005:

Six months
ended May 31,
2005
Revenues	$83,249
Net income (loss)	$(3,047)
Pro-forma net income (loss) per share:
Basic	$(0.16)
Diluted	$(0.16)
     The pro forma combined income (loss) per share on the Consolidated Statements of Operations reflects the equity recapitalization, the reverse split of Corel’s common shares on an ‘as converted’ basis, and the issuance of the common shares resulting from the acquisition of WinZip, assuming the common shares issued for WinZip were outstanding for the entire period, as shown below:

Six months
ended May 31,
2005
Class A Common Shares:
Weighted average number of Class A common shares converted to Corel common	3,736
Weighted average number of Class B common shares converted to Corel common	8,321
Weighted average number of Preferred shares converted to Corel common	3,105
Weighted average number of Corel common shares issued upon acquisition of WinZip	4,323

19,485

5.	Income Taxes
     During the three months ended May 31, 2006, the Company recorded a tax provision of $1.8 million on a loss before income taxes of $2.2 million. The provision consists of $202 of deferred taxes and $1.6 million of current taxes. Deferred taxes relates to timing of deductibility of certain expenses. Current taxes consist of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries, including $1.4 million relating to WinZip operations.
     During the three months ended May 31, 2005, the Company recorded a tax provision of $1.8 million on income before income taxes of $2.0 million. The provision includes $427 of deferred taxes relating to the tax benefits realized in Canada from the use of tax carry forwards, that existed prior to Corel’s acquisition by Vector Capital, less a deferred tax recovery of $408 related to WinZip operations in the quarter. Current taxes consists of $1.0 million relating to the WinZip operations and the balance is primarily foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.

6.	Long-term debt
  Senior Credit Facility
     On May 2, 2006, the Company entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan with a six-year maturity and a $75.0 million revolving line of credit facility with a five-year term. The term loan and revolving line of credit facility bear interest at floating rates tied to either the Alternate Base Rate (which equal the higher of (i) the federal funds rate plus 50 basis points, and (ii) the prime rate) or the Adjusted LIBOR. The net proceeds from the senior credit facility were used to repay the existing indebtedness of Corel and WinZip in May 2006. As a result, we incurred a loss on debt retirement of $8.3 million. The borrowings under the senior credit facility are collateralized by a pledge of all the Company’s assets, including subsidiary stock. The senior credit facility also contains various financial and restrictive covenants.
     In connection with the senior credit facility, the Company obtained interest rate protection by entering into an interest rate swap with its principal lender for $71.5 million. The variable rate of interest is based on three-month LIBOR plus 3.25%. The fixed rates range from 8.62% to 8.74%.
7.	Commitments and Contingencies
  Legal Proceedings
     The Company currently, and from time to time, is involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect its financial position or results of operations. The Company also believes that, if necessary, it would be able to obtain any required licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. The Company’s failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business.
     At May 31, 2006, the Company was a defendant in an ongoing patent infringement proceeding described below:
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
8.	Shareholders’ Equity
  Corel Common
     On December 1, 2005, Corel reorganized its share capital by way of amalgamation with a wholly-owned subsidiary. All of the outstanding Class A common shares, Class B common shares and preferred shares of the Company were converted into common shares in accordance with their respective percentage equity interests in Corel prior to the reorganization. After completion of the equity recapitalization, the authorized share capital of Corel consists of an unlimited number of preferred shares, issuable in series, none of which series have been authorized and an unlimited number of common shares.

     On April 25, 2006, the Company entered into an underwriting agreement under the terms of which the Company agreed to the sale of 5,000,000 Common Shares from treasury and granted the underwriters an option to purchase up to an additional 750,000 Common Shares from the treasury within a 30-day period to cover over-allotments (“Public Offering”). The Public Offering closed on May 2, 2006. As of May 31, 2006, there are 24,493,455 common shares outstanding. In March 2006, the Company paid a cash dividend of $7,500 to its shareholder, Vector Capital.
  Stock option plans
     The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months		Six Months
	Ended		Ended
	May 31,		May 31,
	2006	2005	2006	2005
Cost of products	$7	$4	$15	$8
Cost of maintenance and services	2	1	4	2
Sales and marketing	121	53	312	102
Research and development	53	36	116	71
General and administration	611	29	1,199	56

Total stock-based compensation expense	$794	$123	$1,646	$239

     There were no capitalized stock-based compensation costs at May 31, 2006 and November 30, 2005. Up to the quarter ended May 31, 2006, the Company has recognized cumulative expenses of $1,130 for performance-based awards.
     Corel estimates the fair value of its options for financial accounting purposes using the Black-Scholes model, which requires the input of subjective assumptions, including expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares and substantive vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to the Public Offering, there was no active market for the Company’s common shares. Thus, it was not possible to estimate expected volatility of the Company’s share price in estimating fair value of options granted. Accordingly, as a substitute for such volatility, the Company used the historical volatility of the U.S. Dow Jones Software and Computer Services Index, representing the primary industry in which the Company operates.
     The fair value, estimated using the Black-Scholes model, of all options granted under the 2003 Plan and options granted under the 2006 Equity Incentive Plan, during the quarter ended May 31, 2006 and 2005, was estimated as of the date of grant using the following weighted average assumptions:

	May 31,	May 31,
	2006	2005
Expected option life (years)	7	7
Volatility	36.31%	39.70%
Risk free interest rate	4.57%	4.41%
Dividend yield	Nil	Nil

2003 Share Option and Phantom Share Unit Plan
     In the three months ended May 31, 2006, options were granted with an exercise price equal to the fair value of the Company’s common shares on the date of grant. Unit activity for the three and six month period ended May 31, 2006 is presented below:

	The 2003 Plan
			Weighted Average
		Weighted Average	Grant Date Fair
	Options	Exercise Price	Value
Balance, November 30, 2005	1,381,350	$1.34	$7.11
Options granted	49,225	15.76	7.38
Options exercised	Nil	Nil	Nil
Options forfeited	(21,484)	1.57	5.17

Balance, February 28, 2006	1,409,091	$1.84

Options granted	9,992	$17.57	$8.30
Options exercised	(1,028)	1.17	6.03
Options repurchased	(22,696)	1.17	9.10
Options forfeited	(11,015)	1.42	7.63

Outstanding at May 31, 2006	1,384,344	$1.96

Exercisable at May 31, 2006	513,409

Weighted average fair value of outstanding options	$7.03
Weighted average remaining life of the outstanding options	2.60	Years
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
     On May 2, 2006, 73,806 options were granted under the 2006 Equity Incentive Plan in exchange for cancellation of WinZip options in accordance with the terms of the WinZip acquisition. Unit activity of this plan for the three and six month period is presented below:

	2006 Equity Incentive Plan
			Weighted Average
		Weighted Average	Grant Date Fair
	Options	Exercise Price	Value
Options granted	73,806	1.20	13.90
Options exercised	Nil	Nil	Nil
Options forfeited	Nil	Nil	Nil

Outstanding at May 31, 2006	73,806	$1.20

Exercisable at May 31, 2006	9,204

Weighted average fair value of outstanding options	$13.90
Weighted average remaining life of the outstanding options	3.34	Years
9.	Restructuring Charges
     During the quarter ended May 31, 2005, The Company continued to eliminate redundant positions across all functions in both Corel and Jasc, resulting in a $72 charge to operating results for severance and related costs.
     During the quarter ended May 31, 2006, additional termination benefit costs associated with the Company’s realignment of its sales and marketing as well as our research and development teams were incurred.

     The following table summarizes the restructuring costs recognized by the Company for the six months ended May 31, 2006:

Termination benefits charged to expense in the quarter ended February 28, 2006	$560
Costs paid or otherwise settled	(73)

Closing liability at February 28, 2006 — termination benefits	487

Termination benefits incurred in the quarter ended May 31, 2006	251
Costs paid or otherwise settled	(202)

Closing liability at May 31, 2006 — termination benefits	$536

     All of the costs incurred have been included within restructuring expenses on the statement of operations.
10.	Earnings (loss) Per Share
     The impact of the exercise of Corel options is anti-dilutive in the periods presented. Potentially dilutive instruments for the three and six months ended May 31, 2006 represent the weighted average number of common shares subject to options outstanding of 1,425 and 1,426, respectively, and 669 and 665 for the three and six months ended May 31, 2005, respectively. There are no potentially dilutive instruments for WinZip for the three and six months ended May 31, 2005.
11.	Segment Reporting
     Revenues by product and region and details regarding major external customers are disclosed in the following table:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
By product category:
Productivity	$19,173	$16,897	$38,963	$31,900
Graphics and Digital Imaging	25,037	23,104	49,534	48,089

	$44,210	$40,001	$88,497	$79,989

By geographic region:
Americas
Canada	$2,211	$1,952	$3,660	$3,626
United States	23,617	20,507	46,906	42,682
Other	1,091	811	2,016	1,513
Europe, Middle East, Africa (EMEA)	13,681	13,671	29,449	27,097
Asia-Pacific	3,610	3,060	6,466	5,071

	$44,210	$40,001	$88,497	$79,989

By major customer:
Company A	$5,858	$6,261	$10,732	$12,002
All others	38,352	33,740	77,765	67,987

	$44,210	$40,001	$88,497	$79,989

12.	Related-Party Transactions
     In June 2005, Corel granted options in respect of 413,971 common shares to Mr. Dobson, the Company’s Chief Executive Officer, at an exercise price of $1.17 per common share. A portion of these options, representing the right to acquire 79,378 common shares, vested upon the completion of the Company’s public offering, while the remainder continue to vest over a four year period. Pursuant to the terms of Mr. Dobson’s employment agreement, in April 2006, Corel repurchased options representing the right to acquire 11,348 common shares at a price of $18.83 per unit, or $213,676 in the aggregate. This amount was applied against a portion of the loan Mr. Dobson was obligated to repay under his employment agreement.
     In April 2006, Corel also agreed to repurchase options from Mr. Dobson representing the right to acquire 11,348 common shares at a price of $18.83 per unit, or $213,676 in the aggregate, which took effect immediately preceding the completion of the public offering. Corel agreed to repurchase the additional units from Mr. Dobson to help him defray additional expenses incurred in connection with his relocation to Canada.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Special Note Regarding Forward-Looking Statements
     Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this filing constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. Forward-looking statements are based on estimates and assumptions made by Corel in light of its experience of historical trends, current conditions and expected future developments, as well as other factors that Corel believes are appropriate in the circumstances. However, many factors could cause Corel’s actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including, without limitation, the following factors:
•	we face competition from companies with significant competitive advantages, such as significantly greater market share and resources;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply;

•	we rely on relationships with a small number of strategic partners and these relationships can be modified or effectively terminated at any time without our approval;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors;

•	our “Alta” strategy may fail to achieve market acceptance with consumers and our strategic partners;

•	many of our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth, accordingly, we must develop new products, successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth; and

•	our acquisition strategy may fail for various reasons, including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses.
     These and other important factors are described in greater detail in our Prospectus dated April 25, 2006, filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the rules and regulations under the Securities Act of 1933. A copy of the Prospectus can be obtained on our website, or at www.sec.gov. Such factors are also described in greater detail in our Canadian supplemented PREP prospectus dated April 26, 2006, or at www.sedar.com.
     The words “expect”, “estimate”, “project”, “intend”, “believe”, “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

Overview
     The following discussion and analysis should be read in conjunction with our unaudited combined consolidated financial statements and accompanying notes for the three and six month periods ended May 31, 2006. All figures are in United States dollars, except as otherwise noted.
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
Three and six months ended May 31, 2006 and May 31, 2005 (combined from January 18, 2005)
     On May 2, 2006, we acquired all of the outstanding securities of WinZip from Vector Capital. The comparative financial information for the three and six months ended May 31, 2006 and the three and six months ended May 31, 2005 is presented on a combined consolidated basis to include the financial information of WinZip from January 18, 2005 onwards, which reflects the period that WinZip and we were under the common control of Vector Capital. Accordingly, because the combined financial information for the first half of fiscal 2005 only include 132 days of WinZip’s financial information, it is not directly comparable to the consolidated financial information presented for the first half of fiscal 2006.
  Revenues

	Three Months Ended			Six Months Ended
	May 31,			May 31,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
			(dollars in thousands)
			(unaudited)
Product	$39,151	$36,428	7.5%	$78,649	$72,510	8.5%
As a percent of revenue	88.6%	91.1%		88.9%	90.7%

Maintenance and services	5,059	3,573	41.6%	9,848	7,479	31.7%
As a percent of revenue	11.4%	8.9%		11.1%	9.3%
     Product revenues for the three months ended May 31, 2006 increased by 7.5% to $39.2 million from $36.4 million for the three months ended May 31, 2005, and increased by 8.5% to $78.6 million from $72.5 million over the six month period ending May 31, 2006. This is mainly due to increases in revenues from license sales of WinZip 10.0 Pro and CorelDRAW; both of which were within their first year of release, and due to increased sales of Paint Shop Pro. These increases were partially offset by a decline in sales of WordPerfect.
     Maintenance and services revenues increased by 41.6% to $5.1 million for the three month period ended May 31, 2006 and by 31.7% to $9.8 million for the six months ended May 31, 2006. This increase is largely attributable to the successful implementation of WinZip’s maintenance program in fiscal 2005. WordPerfect also contributed to the increase in maintenance revenues.

Total Revenues by Product Group

	Three Months Ended			Six Months Ended
	May 31,			May 31,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
			(dollars in thousands)
			(unaudited)
Productivity	$19,173	$16,897	13.5%	$38,963	$31,900	22.1%
As a percent of revenue	43.4%	42.2%		44.0%	39.9%

Graphics and digital imaging	25,037	23,104	8.4%	49,534	48,089	3.0%
As a percent of revenue	56.6%	57.8%		56.0%	60.1%
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
     Productivity revenues increased by 13.5% to $19.2 million in the second quarter of fiscal 2006 from $16.9 million in the second quarter of fiscal 2005, and by 22.1% from $31.9 million to $39.0 million over the first half of fiscal 2006. This increase is primarily due to higher WinZip revenues from higher new license sales and upgrades as we focused on converting trial customers to license users through more aggressive in-product messaging. The increase is also attributable to the availability of new WinZip products, including WinZip 10.0 and WinZip 10.0 Pro, and our maintenance program. Although our WordPerfect product experienced some growth through our global internet store and retail channels primarily due to its recent release, there were lower overall WordPerfect revenues. This is primarily due to lower PC shipments by our key OEM partners, and an overall decrease in our enterprise license revenues from our corporate and government install base, which we believe is attributable to the IT implications of Microsoft’s pending Vista launch. We are working with our OEM partners to refine our OEM productivity strategy. We expect that before the end of fiscal year 2006, the option of having the full version of WordPerfect preloaded on PCs by Dell and other OEM partners may no longer be offered to end users.
     Graphics and digital imaging revenues increased by 8.4% to $25.0 million in the second quarter of fiscal 2006 from $23.1 million in the second quarter of fiscal 2005, and increased 3.0% to $49.5 million for the first half of fiscal 2006. The increase is attributable to the strength of Paint Shop Pro and CorelDRAW Graphics Suite. Higher revenues were derived from Paint Shop Pro through our OEM partners and growth in emerging markets. CorelDRAW Graphics Suite generated higher revenues in the second quarter of fiscal 2006 because it is within its first year of release, and because the product has received strong market reception. These revenues were offset by lower sales of Painter and Designer Suite, which are late in their life cycle. Going forward, we are placing additional emphasis on our OEM and internet channels since they represent our most profitable route to market. Our new modular digital imaging platform, code-named “Alta”, will be our first product to benefit from this new emphasis.

  Total Revenues by Region

	Three Months Ended			Six Months Ended
	May 31,			May 31,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
			(dollars in thousands)
			(unaudited)
Americas	$26,919	$23,270	15.7%	$52,582	$47,821	10.0%
As a percent of revenue	60.9%	58.2%		59.4%	59.8%

EMEA	13,681	13,671	0.1%	29,449	27,097	8.7%
As a percent of revenue	30.9%	34.2%		33.3%	33.9%

Asia-Pacific	3,610	3,060	18.0%	6,466	5,071	27.5%
As a percent of revenue	8.2%	7.6%		7.3%	6.3%
     Revenues in the Americas increased by 15.7% in the second quarter of fiscal 2006 to $26.9 million compared to $23.3 million in the second quarter of fiscal 2005, and by 10.0% to $52.6 million for the first half of fiscal 2006. The increase was principally driven by the revenues associated with our CorelDRAW and WinZip products. CorelDRAW revenues increased because the latest release is within its first year and we added more North American OEM partners and bundling initiatives in the quarter. WinZip revenues increased because of higher new license sales and upgrades as we focused on converting trial customers to license users through more aggressive in-product messaging. The revenue increase in the Americas was offset by lower WordPerfect revenues due to lower PC shipments by our key OEM partners and a decrease in revenues from our corporate and government install base.
     Revenues in EMEA did not significantly change in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, remaining at $13.7 million. Over the first half of fiscal 2006 compared to the first half of fiscal 2005, EMEA revenues increased 8.7% to $29.4 million. EMEA revenues have increased in this period due primarily to sales of CorelDRAW and WinZip, its marketing efforts, and the stage of the product’s release cycle. During the current quarter, however, sales increases were offset by lower sales in Germany, Austria and Switzerland due to a weak regional market for graphics and digital imaging software.
     Asia Pacific revenues increased by 18.0% to $3.6 million in the second quarter of fiscal 2006, and increased 27.5% to $6.5 million for the six month period ended May 31, 2006. The increase is primarily due to the additional partnerships, bundling agreements and visibility we are receiving in the region, and the additional resources we have allocated to China.
  Cost of Revenues

	Three Months Ended			Six Months Ended
	May 31,			May 31,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
			(dollars in thousands)
			(unaudited)
Cost of product	$5,049	$4,097	23.2%	$10,054	$8,805	14.2%
As a percent of product revenue	12.9%	11.3%		12.8%	12.1%

Cost of maintenance and services	276	293	(5.8%)	590	641	(8.0%)
As a percent of maintenance and service revenue	5.5%	8.2%		6.0%	8.6%

Amortization of intangible assets	2,648	6,636	(60.1%)	9,275	12,835	(27.8%)
As a percent of revenue	6.0%	16.6%		10.5%	16.1%
     Cost of Product Revenues. Cost of product revenues increased by 23.2% to $5.0 million in the second quarter of fiscal 2006 from $4.1 million in the second quarter of fiscal 2005. Cost of product revenues increased by 14.2% from $8.8 million to $10.1 million over the six month period ending May 31, 2006. As a percentage of product revenues, cost of product revenues increased to 12.9% in the second quarter of fiscal 2006 from 11.3% in the second quarter of fiscal 2005. The percentage also increased in the six month period ended May 31, 2006 compared to the six month period ended May 31, 2005. The increase as a percentage of product revenue resulted from increased royalties due to a change in sales mix in our OEM channels.
     Cost of Maintenance and Services Revenues. Cost of maintenance and services revenues decreased by 5.8% and 8.0% in the second quarter and first half of fiscal 2006, respectively. As a percentage of revenues, cost of maintenance and services revenues decreased to 5.5% of related revenues in the second quarter of fiscal 2006 from 8.2% in the second quarter of fiscal

2005. Similarly, cost of maintenance and services revenues decreased to 6.0% of related revenues in the first half of fiscal 2006 from 8.6% in the first half of fiscal 2005. This decrease as a percentage of maintenance and services revenues is primarily attributable to WinZip’s higher maintenance revenues and the limited incremental costs to provide such revenue.
     Amortization of Intangible Assets. Amortization of intangible assets decreased significantly in the second quarter and first half of fiscal 2006. The decrease of $4.0 million to $2.6 million in the second quarter of fiscal 2006 and the decrease of $3.5 million to $9.3 million in the first half of fiscal 2006 is due primarily to the fact that the intangible assets pushed down to our accounts in connection with our acquisition by Vector Capital are now fully amortized. Going forward, we expect amortization charges to remain similar to the current quarter, subject to any changes which may result from us making acquisitions.
  Operating Expenses

	Three Months Ended			Six Months Ended
	May 31,			May 31,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
			(dollars in thousands)
			(unaudited)
Sales and marketing	$14,023	$12,164	15.3%	$28,527	$24,988	14.2%
As a percent of revenue	31.7%	30.4%		32.2%	31.2%

Research and development	6,640	5,982	11.0%	12,821	11,653	10.0%
As a percent of revenue	15.0%	15.0%		14.5%	14.6%

General and administrative	6,193	4,654	33.1%	11,588	10,313	12.4%
As a percent of revenue	14.0%	11.6%		13.1%	12.9%

Restructuring	251	72	248.6%	811	612	32.5%
As a percent of revenue	0.6%	0.2%		0.9%	0.8%
     Sales and Marketing. Sales and marketing expenses increased by 15.3% to $14.0 million in the second quarter of fiscal 2006, and increased by 14.2% to $28.5 million in the first half of fiscal 2006. As a percentage of total revenues, sales and marketing expenses increased to 31.7% in the second quarter of fiscal 2006. For the first half of fiscal 2006, sales and marketing expenses increased to 32.2% of revenues. This increase is primarily related to marketing efforts to support our most recent releases such as WordPerfect and CorelDRAW Graphics Suite.
     Research and Development. Research and development expenses increased by 11.0% to $6.6 million in the second quarter of fiscal 2006 and by 10.0% to $12.8 million for the six month period ending May 31, 2006. As a percentage of total revenues, research and development expenses remained consistent at approximately 15.0% in all period. The increase in expenses is a direct result of higher salaries and benefits and localization costs related to our products targeted for emerging markets.
     General and Administrative. General and administrative expenses increased by 33.1% to $6.2 million in the second quarter of fiscal 2006 from $4.7 million in the second quarter of fiscal 2005. On a six month basis, general and administrative expenses increased by 12.4% to $11.6 million for the period ended May 31, 2006. As a percentage of total revenues, general and administrative expenses increased to 14.0% and to 13.1% in the three and six month period ended May 31, 2006, respectively. The increase is attributable in part to costs associated with being a public company, and higher stock-based compensation expenses.
     Restructuring. Restructuring costs of $251,000 incurred in the second quarter of fiscal 2006 represent the final severance costs related to the realignment of our sales and marketing force in the Americas and our research and development team. In the second quarter of fiscal 2005, restructuring costs of $72,000 represent final employee termination costs related to the acquisition and integration of Jasc.

  Non-Operating (Income) Expense

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
		(dollars in thousands)
		(unaudited)
Loss on debt retirement	$8,275	$6	$8,275	$3,937
Interest expense, net	3,207	3,407	7,070	5,377
Amortization of deferred financing fees	357	504	801	804
Other non-operating (income) expenses	(528)	193	(648)	371

Total non-operating expenses	$11,311	$4,110	$15,498	$10,489

     Loss on debt retirement. We incurred a loss on debt retirement of $8.3 million in the second quarter and first half of fiscal 2006 as a result of our refinancing $140.0 million of credit facilities prior to maturity.
     Interest Expense, Net. Net interest expense decreased to $3.2 million in the second quarter of fiscal 2006 from $3.4 million in the second quarter of fiscal 2005. The decrease is primarily attributable to the refinancing that occurred in the second quarter where we raised $72.5 million in an initial public offering, entered into a $90.0 million senior credit facility and repaid $140.0 million of our existing credit facilities. The net result was $50.0 million less debt at a lower interest rate. For the six month period ended May 31, 2006, interest costs increased to $7.1 million due to the refinancing of our credit facilities and the inclusion of WinZip’s debt in our financial statements for the full two quarters of fiscal 2006.
     Amortization of Deferred Financing Fees. Amortization of deferred financing fees decreased to $357,000 in the second quarter of fiscal 2006 from $504,000 in the second quarter of fiscal 2005 as a direct result of the lower financing fees incurred under the senior credit facility.
     Other Non-Operating Expense (Income). We had income of $528,000 in the second quarter of fiscal 2006 compared to other non-operating expenses of $193,000 in the same quarter last year. Other non-operating (income) expenses consist primarily of foreign exchange gains and losses and unrealized gains and losses on forward exchange contracts. The gain reported in the second quarter of fiscal 2006 resulted from the strengthening of foreign currencies against the US dollar, including the British Pound and Euro.
  Income Tax Expense (Recovery)
     For the three months ended May 31, 2006, the Company recorded a tax provision of $1.8 million on a loss before income taxes of $2.2 million. The provision consists of $202 of deferred taxes and $1.6 million of current taxes. Deferred taxes relates to timing of deductibility of certain expenses. Current taxes consist of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries, including $1.4 million relating to WinZip operations.
     For the three months ended May 31, 2005, the Company recorded a tax provision of $1.8 million on income before income taxes of $2.0 million. The provision includes $427,000 of deferred taxes relating to the tax benefits realized in Canada from the use of tax carry forwards, that existed prior to Corel’s acquisition by Vector Capital, less a deferred tax recovery of $408,000 related to WinZip operations in the quarter. Current taxes consists of $1.0 million relating to the WinZip operations and the balance is primarily foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.
  Adjusted EBITDA
     Adjusted EBITDA was $13.7 million in the second quarter of fiscal 2006 compared to $13.0 million in the second quarter of fiscal 2005. The $752,000 increase is due to higher revenue and income from operations in the quarter. Adjusted EBITDA was $28.1 million for the six months ended May 31, 2006 compared to $25.0 million for the six months ended May 31, 2005. The increase of $3.1 million in this period is also due mainly to the increase in income from operations.
     Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For the three months ended May 31, 2006 and 2005, we had cash flow from operations of $9.7 million and $8.4 million, respectively, and for the six months ended May 31, 2006 and 2005, we had $15.7 million and $17.4 million of cash flow from operations, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
		(in thousands)
		(unaudited)
Cash flow provided by operations	$9,741	$8,403	$15,667	$17,360
Change in operating assets and liabilities	(463)	(469)	267	109
Interest expenses, net	3,207	3,407	7,070	5,377
Income tax expense	1,791	1,835	4,942	2,015
Accrued interest	(352)	(166)	261	(533)
Provision for bad debts	(52)	(27)	(174)	(193)
Unrealized foreign exchange losses on forward contracts	(193)	(87)	(221)	(293)
Deferred income taxes	(201)	(19)	(636)	(313)
Gain on disposal of fixed assets	—	28	—	14
Restructuring	251	72	811	612
Reorganization costs	—	—	117	883

Adjusted EBITDA	$13,729	$12,977	$28,104	$25,038

FINANCIAL CONDITION
     Working Capital
     Net working capital at May 31, 2006 was $3.3 million, an increase of $27.6 million from the November 30, 2005 working capital deficit of $24.3 million. The increase was largely attributable to proceeds generated on our initial public offering, and the refinancing of our credit facilities.
     Current assets at May 31, 2006 were $55.0 million, an increase of $9.3 million from the November 30, 2005 year end balance of $45.7 million. The increase was largely attributable to the change in cash and cash equivalents and restricted cash, which went from $21.7 million at the end of the 2005 fiscal year, to $33.7 million at May 31, 2006 as a result of the Company’s initial public offering. Furthermore, trade accounts receivables declined by $2.6 million, from $19.3 million at November 30, 2005 to $16.8 million at May 31, 2006.
     Current liabilities at May 31, 2006 were $51.7 million, a decrease of $18.3 million from the November 30, 2005 balance of $70.0 million. This was mainly due to the $14.9 million decrease in the current portion of term loan payable resulting from the Company’s senior credit facility, and the decrease of $4.0 million in accounts payable and accrued liabilities because of the settlement of year end liabilities.
     Liquidity and Capital Resources
     As of May 31, 2006, our principal sources of liquidity included cash and cash equivalents and restricted cash of $33.7 million, and trade accounts receivable of $16.8 million. As a part of our senior credit facility, we also entered into a five-year $75.0 million revolving line of credit facility, which is currently unused.
     Cash provided by operations increased to $9.7 million for the three months ended May 31, 2006 compared to $8.4 million for the three months ended May 31, 2005. The increase is primarily attributable to the increase in operating income, after adjusting for non-cash expenses included therein, and after considering the increase in other non-operating income for the quarter ending May 31, 2006. Cash provided by operations decreased to $15.7 million from $17.4 million over the six-month period ending May 31, 2006 due primarily to additional interest costs associated with the refinancing of our credit facilities and the inclusion of WinZip’s debt in our financial statements for the full two quarters of fiscal 2006.
     Cash provided by financing activities was $8.6 million for the three months ended May 31, 2006 compared to the use of cash in financing activities of $7.9 million for the three month period ended May 31, 2005. In the second quarter of fiscal 2006, we generated net proceeds of $72.5 million from our initial public offering. We also entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan and a $75.0 million revolving line of credit facility, and agreed to repay $140.0 million of existing Corel and WinZip term loans. In the second quarter of fiscal 2005, we used cash to repay our existing line of credit facility and to pay a $4.0 million dividend to WinZip shareholders. Over the six month period ending May 31, 2006, cash used in financing activities decreased to $2.4 million from $32.6 million, due mainly to the paid up capital distributions and the offsetting additional term loans obtained in the first half of fiscal 2005.

     Cash used in investing activities was $425,000 in the three months ended May 31, 2006 compared to $467,000 in the three months ended May 31, 2005. We incurred additional costs associated with the acquisition of Jasc in the three months ended May 31, 2005. There were no such costs for the three months ended May 31, 2006. For the first half of fiscal 2006, $855,000 was used to purchase fixed assets, whereas in the first half of fiscal 2005, cash flows of $9.4 million were generated by the redemption of short-term investments.
     Based on our current business plan and internal forecasts, we believe that existing cash and cash equivalents, together with funds generated from operations and the unused $75.0 million operating line of credit facility included under our senior credit facility, will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors”.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of a loss that could affect our financial position resulting from adverse changes in the financial markets. Our primary risks relate to increases in interest rates and fluctuations in foreign currency exchange rates.
Interest Rate Risk
     In connection with our initial public offering, we entered into a $165.0 million senior credit facility, consisting of a $90.0 million term loan and a $75.0 million revolving line of credit facility, and repaid our existing indebtedness in full. Under the senior credit facility, we are required to use interest rate swaps to limit our exposure to changing interest rates. As a result, we have interest rate swaps for $71.5 million with a major investment bank that provides for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
     Our exposure to interest rate risk relates primarily to our long term debt, as we have minimal interest-bearing investments. Our interest rate exposure is primarily related to increases in the LIBOR or prime lending rate, because our debt has a floating rate of interest. Our annual interest expense could change by $92,500 for each 0.5% change in interest rates, based on the debt outstanding as of May 31, 2006 not covered by our interest rate swaps.
     We will continue to review various options available to us in the coming fiscal year to determine if additional interest rate protection under our senior credit facility is advisable to further limit our risk to increases in lending rates.
  Foreign Currency Risk
     Most of our business is located in Canada. We incur a disproportionate percentage of costs in Canadian dollars as compared to Canadian dollar denominated revenues. We are therefore exposed to loss if the Canadian dollar appreciates against the U.S. dollar. We try to minimize the effect of changes in U.S./ Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As we also operate internationally, a portion of our business outside North America is conducted in currencies other than the U.S. dollar. Accordingly, the results of our business may also be affected by fluctuations in the U.S. dollar against certain European currencies, in particular the British Pound and Euro.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Legal Proceedings
     We currently, and from time to time, are involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect the financial position or results of operations. We also believe that, if necessary, we would be able to obtain any required licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business.
     At May 31, 2006, we were a defendant in an ongoing patent infringement proceeding described below:
     Electronics For Imaging, Inc., Massachusetts Institute of Technology v. Corel Corporation et al. Plaintiffs filed this patent infringement action on December 28, 2001 against us and 213 other defendants in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patent 4,500,919. The patent expired on May 6, 2002. Plaintiffs allege that the defendants infringed the patent through the use of various color management and correction systems in their products. Plaintiffs seek unspecified damages and attorneys fees. Various motions including motions for summary judgment by both the plaintiffs and defendants, including the Company, were filed during the discovery phase of the proceeding. In July 2004, the court dismissed each summary judgment motion upon which we and the plaintiffs had joined issue. Following the decision on the summary judgment motions, the plaintiffs dismissed all claims against every remaining defendant except us, Microsoft and Roxio. The plaintiffs then stipulated to non-infringement in respect of the Company, Microsoft and Roxio and the action was dismissed in November 2004. In December 2004, the plaintiffs filed an appeal of various interlocutory rulings by the trial court including certain of the summary judgment decisions. The remaining defendants, including us, have filed opposition to the appeals. We have cross-appealed on the trial court’s dismissal of its request to have the action dismissed on summary judgment. Oral argument on the appeal was held on December 7, 2005. No decision on the appeal has been rendered to date. We believe we have meritorious defenses to the plaintiffs’ claims and intend to defend the litigation vigorously. However, the ultimate outcome of the litigation is uncertain.
Item 1A. Risk Factors
     Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer also to our Prospectus dated April 25, 2006 for additional information concerning other uncertainties that could negatively impact the Company.
     Our “Alta” strategy may fail to achieve market acceptance with consumers and our strategic partners. We recently announced a new modular digital imaging platform code-named “Alta”, which represents our first modular product offering. Through Alta, we intend to offer consumers the functionality they require in incremental modules as they become more sophisticated users, which represents a significant departure from our traditional means of selling full function versions and upgrades of our digital imaging software. New products are inherently speculative. The commercial success of Alta will depend upon many factors beyond our control, such as market acceptance of purchasing modular software and the availability, functionality and pricing of products offered by our competitors. Our success will also largely depend on the acceptance and promotion of our modular digital imaging platform by our key strategic partners. Significant revenues from Alta and other new products and services may not be achieved for a number of years, if at all. Moreover, operating margins for new products such as Alta may not be as high as the margins we have experienced historically.
Item 2. Use of Proceeds
Initial Public Offering
      On April 25, 2006, we filed a prospectus with the Securities and Exchange Commission (‘SEC’) as a part of our initial public offering. The offering was for 6,500,000 common shares, consisting of 5,000,000 from treasury (“primary offering”) and 1,500,000 shares from the selling shareholders. We did not receive any proceeds from the shares sold by the selling shareholders.
      The common shares sold in the offering were registered on Registration Statement Form F-1 (File No. 333-132970) under the Securities Act of 1933. The offering was declared effective by the SEC on April 26, 2006. The managing underwriters were Morgan Stanley, JP Morgan, Deutsche Bank Securities, Piper Jaffray, CIBC World Markets and Canaccord Adams. All of the shares sold by us and by the selling shareholders were sold at a price of $16.00 per share. The aggregate gross proceeds from the common shares sold by us and the selling shareholders were $104.1 million. We received net proceeds of approximately $69.3 million from the offering, after deducting an aggregate of $5.6 million in underwriting discounts and commissions paid to the underwriters and an estimated $5.2 million in other direct expenses incurred in connection with the offering. None of the proceeds from the primary offering were paid, directly or indirectly, to any of the Company’s officers or directors or any of their associates, or to any persons owning ten percent or more of the Company’s outstanding common shares or to any of the Company’s affiliates.
      Concurrent with the public offering, we entered into a $165 million senior credit facility consisting of a $90.0 million term loan and a $75.0 million revolving line of credit facility. We received net proceeds of $86.1 million from the senior credit facility, after paying financing fees of $3.9 million.
      Upon consummation of the offering on May 2, 2006, we applied approximately $56.3 million of the net proceeds from the offering to repay a portion of our existing debt. In addition, we applied an estimated $66.1 million of net proceeds from the senior credit facility to repay the remaining balance of our existing debt. We also applied approximately $18.0 million to repay the existing indebtedness of WinZip. We invested the remaining $15.0 million of net proceeds from the offering in our working capital, where the application of such proceeds will be used for general corporate purposes, and may be used to fund future acquisitions.

Item 6. Exhibits

Exhibit
Number	Exhibit
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: July 10, 2006