Form 10-Q
period 2006-08-31
COREL CORP
filed 2006-10-04
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From            to
Commission File Number 000-20562
COREL CORPORATION
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-0407194 (I.R.S. Employer Identification No.)

1600 Carling Avenue, Ottawa, Ontario (Address of principal executive office)	K1Z 8R7 (Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of September 15, 2006 was 24,495,308.

COREL CORPORATION
Form 10-Q
For the Quarter Ended August 31, 2006
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Financial Statements
a) Balance Sheets as of August 31, 2006 and November 30, 2005
b) Statements of Operations for the Three and Nine Months Ended August 31, 2006 and 2005
c) Statements of Cash Flows for the Three and Nine Months Ended August 31, 2006 and 2005
d) Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended August 31, 2006
e) Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signature
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of U.S. dollars or shares)
(Unaudited)

		August 31,	November 30,
	Note	2006	2005
ASSETS
Current assets:
Cash and cash equivalents		$34,554	$20,746
Restricted cash		718	966
Accounts receivable
Trade, net		15,531	19,342
Due from related parties		—	667
Other		251	311
Inventory	3	1,005	726
Deferred tax assets	5	240	592
Prepaid and other current assets		2,367	2,343

Total current assets		54,666	45,693
Investments		226	334
Capital assets		3,564	3,532
Intangible assets		40,353	52,397
Goodwill		9,850	9,850
Deferred tax assets	5	—	284
Deferred financing and other long-term assets		4,080	8,746

Total assets		$112,739	$120,836

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities		$21,796	$30,152
Due to related parties		—	334
Current portion of promissory note		542	1,170
Income taxes payable		9,814	10,773
Deferred revenue		10,319	11,755
Current portion of term loan payable	6	900	15,764

Total current liabilities		43,371	69,948
Promissory note		591	1,072
Deferred revenue		1,842	2,085
Term loan payable	6	88,875	132,965

Total liabilities		134,679	206,070

Commitments and contingencies	7
Shareholders’ deficit
Share capital:
Class A Common Shares (par value: none; authorized: unlimited; issued and outstanding: nil, and 3,740 shares, respectively; convertible to Class B Common Shares)		—	(42,229)
Class B Common Shares (par value: none; authorized: unlimited; issued and outstanding: nil, and 8,321 shares, respectively)		—	(34,184)
Preferred Shares (par value: none; authorized: unlimited; issued and outstanding: nil, and 3,105 shares, respectively)		—	2,600
WinZip Common Shares (par value: none; authorized: unlimited; issued and outstanding: nil and 20 shares, respectively)		—	20
Corel Common Shares (par value: none; authorized: unlimited; issued and outstanding: 24,495 and nil shares, respectively)	8	30,584	—
Accumulated other comprehensive income		(22)	85
Additional paid-in capital		3,960	7,427
Deficit		(56,462)	(18,953)

Total shareholders’ deficit		(21,940)	(85,234)

Total liabilities and shareholders’ deficit		$112,739	$120,836

See Accompanying Notes to the Consolidated Financial Statements.

Corel Corporation
Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended				Nine Months Ended
		August 31,				August 31,
	Note	2006		2005		2006		2005
Revenues
Product			$36,362		$34,360		$115,011		$106,870
Maintenance and services			4,892		4,129		14,740		11,608

Total revenues			41,254		38,489		129,751		118,478

Cost of revenues
Products			5,338		4,263		15,392		13,068
Maintenance and services			287		257		877		898
Amortization of intangible assets			2,712		6,654		11,987		19,489

Total cost of revenues			8,337		11,174		28,256		33,455

Gross profit			32,917		27,315		101,495		85,023

Operating expenses
Sales and marketing			11,810		12,938		40,337		37,926
Research and development			6,379		6,016		19,200		17,669
General and administration			5,833		5,088		17,421		15,401
Restructuring	9		—		68		811		680

Total operating expenses			24,022		24,110		77,769		71,676

Income from operations			8,895		3,205		23,726		13,347

Other expenses (income)
Loss on debt retirement	6		17		—		8,292		3,937
Interest expense, net			2,334		3,549		9,404		8,926
Amortization of deferred financing fees			188		455		989		1,259
Other non-operating (income) expense			377		222		(271)		593

Income (loss) before income taxes			5,979		(1,021)		5,312		(1,368)
Income tax provision			485		1,969		5,427		3,984

Net income (loss)			$5,494		$(2,990)		$(115)		$(5,352)

Other comprehensive income (loss)
Realized gain on sale of securities			—		—		—		123
Unrealized loss on securities			(36)		(60)		(107)		(117)

Other comprehensive income (loss)			(36)		(60)		(107)		6

Total comprehensive income (loss)			$5,458		$(3,050)		$(222)		$(5,346)

Net income (loss) per share:
Basic	10
Class A		$	N/A		$(0.31)	$	N/A		$(2.00)
Class B		$	N/A		$(0.31)	$	N/A		$(2.00)
WinZip Common		$	N/A		$35.75	$	N/A		$64.95
Corel Common			$0.22	$	N/A		$(0.01)	$	N/A
Diluted	10
Class A		$	N/A		$(0.31)	$	N/A		$(2.00)
Class B		$	N/A		$(0.31)	$	N/A		$(2.00)
WinZip Common		$	N/A		$35.75	$	N/A		$64.95
Corel Common			$0.22	$	N/A		$(0.01)	$	N/A
Pro-forma	4
Basic			$0.22		$(0.15)		$(0.01)		$(0.27)
Diluted			$0.22		$(0.15)		$(0.01)		$(0.27)
See Accompanying Notes to the Consolidated Financial Statements.

Corel Corporation
Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended				Nine Months Ended
		August 31,				August 31,
	Note	2006		2005		2006		2005
Income (loss) applicable to shareholders:	10
Class A
Distributed earnings to class		$	N/A		$—	$	N/A		$21,006
Loss allocable to class		$	N/A		$(1,148)	$	N/A		$(28,476)
Class B
Distributed earnings to class		$	N/A		$—	$	N/A		$46,785
Loss allocable to class		$	N/A		$(2,557)	$	N/A		$(63,423)
WinZip Common
Distributed earnings to class		$	N/A		$8,000	$	N/A		$8,000
Loss allocable to class		$	N/A		$(7,285)	$	N/A		$(6,701)
Corel Common
Distributed earnings to class			$—	$	N/A		$—	$	N/A
Income Loss allocable to class			$5,494	$	N/A		$(115)	$	N/A
Weighted average number of shares:
Shares used in basic per share amounts
Class A			N/A		3,736		N/A		3,736
Class B			N/A		8,321		N/A		8,321
WinZip Common			N/A		20		N/A		20
Corel Common			24,494		N/A		21,708		N/A
Shares used in diluted per share amounts
Class A			N/A		3,736		N/A		3,736
Class B			N/A		8,321		N/A		8,321
WinZip Common			N/A		20		N/A		20
Corel Common			25,348		N/A		21,708		N/A
Shares used in pro-forma per share amounts	4
Basic			24,494		19,485		21,708		19,485
Diluted			25,348		19,485		21,708		19,485
See Accompanying Notes to the Consolidated Financial Statements.

Corel Corporation
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2006	2005	2006	2005
Cash flows from operating activities
Net income (loss)	$5,494	$(2,990)	$(115)	$(5,352)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	336	327	1,112	1,096
Amortization of deferred financing fees	188	455	989	1,259
Amortization of intangible assets	2,712	6,654	11,987	19,489
Stock-based compensation	805	755	2,451	994
Accrued interest	161	(180)	(100)	353
Provision for (recovery of) bad debts	(24)	216	150	409
Deferred income taxes	—	426	636	739
Unrealized foreign exchange gain (loss)	(43)	(31)	178	262
Gain on disposal of fixed assets	—	(2)	—	(16)
Loss on early retirement of debt	17	—	8,292	3,937
Loss on disposal of investments	—	(54)	—	(125)
Change in operating assets and liabilities:
Accounts receivable	1,653	(3,639)	4,173	1,949
Inventory	360	(6)	(279)	867
Prepaids and other current assets	(70)	(671)	(189)	(805)
Accounts payable and accrued liabilities	(1,794)	1,378	(5,330)	(4,271)
Taxes payable	(3,658)	1,299	(577)	1,334
Deferred revenue	(105)	1,298	(1,679)	476

Cash flows provided by operating activities	6,032	5,235	21,699	22,595

Cash flows from financing activities
Restricted cash	(1)	(500)	(1)	857
Proceeds from term loans	—	23,000	90,000	153,000
Repayment of term loans	(225)	(16,895)	(148,954)	(81,200)
Financing fees incurred	(70)	(956)	(7,708)	(8,624)
Net proceeds from public offering	(3,221)	—	69,317	—
Net proceeds from issuance of common shares	3	—	4	—
Paid up capital distribution	—	—	—	(83,113)
Dividends paid	—	(8,000)	(7,500)	(14,135)
Other financing activities	(340)	(250)	(1,438)	(3,000)

Cash flows used in financing activities	(3,854)	(3,601)	(6,280)	(36,215)

Cash flows from investing activities
Proceeds from redemption of investments	—	54	—	10,112
Acquisition of Jasc	—	(170)	—	(354)
Purchase of long lived assets, net of proceeds	(616)	(538)	(1,471)	(1,006)

Cash flows (used in) provided by investing activities	(616)	(654)	(1,471)	8,752

Effect of exchange rate changes on cash and cash equivalents	(29)	(10)	(140)	(29)
Increase (decrease) in cash and cash equivalents	1,533	970	13,808	(4,897)
Cash and cash equivalents, beginning of period	33,021	5,690	20,746	11,557

Cash and cash equivalents, end of period	$34,554	$6,660	$34,554	$6,660

See Accompanying Notes to the Consolidated Financial Statements.

Corel Corporation
Consolidated Statements of Changes in Shareholders’ Deficit
(In thousands of U.S. dollars or shares)
(Unaudited)

					Accumulated
	WinZip				Other	Additional		Total
	Common		Corel Common		Comprehensive	Paid-In		Shareholders’
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Deficit
Balances at December 1, 2005 (*)	20	$20	15,167	$(73,813)	$85	$7,427	$(18,953)	$(85,234)
Total comprehensive loss	—	—	—	—	(48)	—	(1,638)	(1,686)
Shares issued for services rendered	—	—	3	52	—	—	—	52
Stock-based compensation	—	—	—	—	—	852	—	852

Balances at February 28, 2006	20	$20	15,170	$(73,761)	$37	$8,279	$(20,591)	$(86,016)
Repurchase of options	—	—	—	—	—	(427)	—	(427)
WinZip dividends paid	—	—	—	—	—	(5,480)	(2,020)	(7,500)
Shares issued on initial public offering	—	—	5,000	69,317	—	—	—	69,317
Issuance of shares on WinZip acquisition (Note 4)	(20)	(20)	4,323	35,158	—	—	—	35,138
Distribution to shareholders (Note 4)	—	—	—	—	—	—	(35,373)	(35,373)
Stock-based compensation	—	—	—	—	—	794	—	794
Options exercised	—	—	1	7	—	(6)	—	1
Total comprehensive loss	—	—	—	—	(23)	—	(3,972)	(3,995)

Balances at May 31, 2006	—	—	24,494	$30,721	$14	$3,160	$(61,956)	$(28,061)
Stock-based compensation	—	—	—	—	—	805	—	805
Options exercised	—	—	1	7	—	(5)	—	2
Additional costs incurred on IPO share issuance	—	—	—	(144)	—	—	—	(144)
Total comprehensive income	—	—	—	—	(36)	—	$5,494	5,458

Balances at August 31, 2006	—	—	24,495	$30,584	$(22)	$3,960	$(56,462)	$(21,940)

(*)	On December 1, 2005 the Company reorganized its share capital and all of the outstanding Class A Common, Class B Common and Preferred shares were converted to Corel Common shares (note 8).
See Accompanying Notes to the Consolidated Financial Statements.

Corel Corporation
Notes to the Consolidated Financial Statements
(In thousands of U.S. dollars, unless otherwise stated)
(Unaudited)
1. Unaudited Interim Financial Information
     The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated balance sheet as of November 30, 2005 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended August 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s registration statement on Form F-1 (File No. 333-132970).
2. Summary of Significant Accounting Policies
Basis of presentation
     The consolidated financial statements have been presented in United States (US) dollars.
     The Company purchased Cayman Ltd. Holdco (“WinZip”) from affiliates of Vector Capital contemporaneously with the completion of its initial public offering on May 2, 2006. WinZip is a provider of compression utility software. Vector Capital is a venture capital company based in California, and is the Company’s largest shareholder. After May 2, 2006, results of WinZip have been consolidated with the Company’s results. Prior to this transaction, the Company and WinZip were under common control. With the acquisition of Winzip, the Company combined its financial statements with WinZip’s from January 18, 2005 (the date Vector Capital purchased WinZip) to the date of acquisition. On January 18, 2005, push-down accounting was applied by WinZip and consequently WinZip revalued its balance sheet to reflect the fair value of its assets and liabilities with a corresponding increase to goodwill.
     Certain prior period amounts have been reclassified to conform to the current period presentation, including reclassifications in the segment disclosure note between sales in the Americas, Europe, Middle East, Africa (EMEA), and Asia-Pacific. There was no impact on net income as a result of this reclassification.
  Interest rate swaps
     The Company uses interest rate swaps to limit its exposure to the changing interest rates and future cash outflows for interest. Interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts are not exchanged and no other cash payments are made. The Company entered into an interest rate swap with its principal lender, as required under its senior credit facility.
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
     As of August 31, 2006, the Company’s interest rate swap converts an aggregate notional principal amount of $71.5 million (or approximately 80% of its interest-bearing debt) from floating rate interest payments under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 3.25%. The fixed rates range from 8.62% to 8.74%.
The Company does not use derivative instruments for speculative purposes.
   Recent Accounting Pronouncements
     In July 2006, the Financial Standards Board released FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 (“FIN 48”), which is effective for annual periods beginning December 15, 2006, which is the year ended November 30, 2008 for the Company. FIN 48 provides a comprehensive accounting model and prescriptive disclosure requirements related to income tax certainties. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

3. Inventory
     The components of inventory for the periods presented are as follows:

	August 31,	November 30,
	2006	2005
Product components	$491	$219
Finished goods	514	507

Inventory	$1,005	$726

4. Acquisitions
   Pending acquisition of InterVideo
     On August 28, 2006 the Company announced it had entered into a definitive merger agreement with InterVideo, Inc. (“InterVideo”), a leading provider of multimedia DVD software pursuant to which a wholly owned subsidiary of the Company would be merged with and into InterVideo, with InterVideo surviving as a wholly owned subsidiary of the Company. In the proposed merger, each outstanding share of InterVideo common stock will be exchanged for cash in an amount equal to $13.00 without interest, based on the number of shares of InterVideo outstanding on the date of the merger agreement. The aggregate purchase price for InterVideo will be approximately $196 million. The proposed acquisition will be financed through a combination of Corel’s cash reserves, new debt financing, and InterVideo’s cash and cash equivalents.
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
     Prior to the acquisition, the Company and WinZip were under common control. As a result, in accordance with SFAS 141, the Company has presented financial statements, which include the results of WinZip from and after January 18, 2005. In addition, on the acquisition date, the transaction was accounted for as a related party transaction. Accordingly, the fair value of the 4,322,587 Corel common shares issued as consideration were recorded as share capital, and the difference between the fair value of the shares issued and the carrying amount of WinZip’s net assets was recorded as a dividend.
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
     The following unaudited pro forma combined financial information gives effect to the acquisition of WinZip by the Company as if the transaction occurred at the beginning of the nine month period ended August 31, 2005:

Nine Months
ended August 31,
2005
Revenues	$121,738
Net loss	$(6,037)
Pro-forma loss per share:
Basic	$(0.31)
Diluted	$(0.31)
     The pro forma combined loss per share on the Consolidated Statements of Operations reflects the equity recapitalization, the reverse split of Corel’s common shares on an ‘as converted’ basis, and the issuance of the common shares resulting from the acquisition of WinZip, assuming the common shares issued for WinZip were outstanding for the entire period, as shown below:

Nine Months
ended August 31,
2005
Class A Common Shares (in thousands):
Weighted average number of Class A common shares converted to Corel common	3,736
Weighted average number of Class B common shares converted to Corel common	8,321
Weighted average number of Preferred shares converted to Corel common	3,105
Weighted average number of Corel common shares issued upon acquisition of WinZip	4,323

19,485

5. Income Taxes
     During the three months ended August 31, 2006, the Company recorded a tax provision of $485,000 on income before income taxes of $6.0 million. The entire provision is for current taxes. Current taxes consist of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.
     During the three months ended August 31, 2005, the Company recorded a tax provision of $2.0 million on a loss before income taxes of $1.0 million. Deferred taxes of $260,000, includes $426,000 of deferred taxes relating to the tax benefits realized in Canada from the use of tax carry forwards, that existed prior to Corel’s acquisition by Vector Capital, less a deferred tax recovery of $166,000 related to WinZip operations in the quarter. Current taxes of $1.7 million, consist of $1.2 million relating to the WinZip operations and the remaining balance of $0.5 million is primarily foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.
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

7. Commitments and Contingencies
   Legal Proceedings
     The Company currently, and from time to time, is involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. The Company believes that the ultimate amount of liability, if any, for any known claims of any type (either alone or combined) will not materially affect its financial position or results of operations. The Company also believes that, if necessary, it would be able to obtain any required licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. The Company’s failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business.
     At August 31, 2006, the Company was a defendant in an ongoing patent infringement proceeding described below:
     Electronics For Imaging, Inc., Massachusetts Institute of Technology v. Corel Corporation et al. Plaintiffs filed this patent infringement action on December 28, 2001 against the Company and 213 other defendants in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patent 4,500,919. The patent expired on May 6, 2002. Plaintiffs allege that the defendants infringed the patent through the use of various color management and correction systems in their products. Plaintiffs seek unspecified damages and attorneys fees. Following the Markman hearing and the trial court’s rulings on various summary judgment motions the plaintiffs dismissed all claims against every remaining defendant except the Company, Microsoft, Roxio, Abacus and MGI Software. The plaintiffs then stipulated to non-infringement in respect of these remaining defendants including the Company, and the action was dismissed in November 2004. In December 2004, the plaintiffs filed an appeal of various interlocutory rulings by the trial court including the trial court’s ruling on the Markman hearing and certain of the summary judgment decisions. On September 13, 2006 the US Court of Appeals for the Federal Circuit issued a decision on the appeal vacating, in part, the trial court’s dismissal and remanding the matter back to the trial court for further proceedings consistent with the Court of Appeals’ ruling. The Company believes it has meritorious defenses to the plaintiffs’ claims and intends to defend the litigation vigorously. However, the ultimate outcome of the litigation is uncertain.
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
     On April 25, 2006, the Company entered into an underwriting agreement under the terms of which the Company agreed to the sale of 5,000,000 Common Shares from treasury and granted the underwriters an option to purchase up to an additional 750,000 Common Shares from the treasury within a 30-day period to cover over-allotments (“Public Offering”). The Public Offering closed on May 2, 2006. As of August 31, 2006, there are 24,495,348 common shares outstanding. In March 2006, the Company paid a cash dividend of $7,500 to its shareholder, Vector Capital.

   Stock option plans
     The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months		Nine Months
	Ended		Ended
	August 31,		August 31,
	2006	2005	2006	2005
Cost of products	$4	$4	$19	$12
Cost of maintenance and services	2	1	6	3
Sales and marketing	231	290	543	392
Research and development	101	74	217	145
General and administration	467	386	1,666	442

Total stock-based compensation expense	$805	$755	$2,451	$994

     There were no capitalized stock-based compensation costs for the nine months ended August 31, 2006 and the year-ended November 30, 2005. Up to the quarter ended August 31, 2006, the Company has recognized cumulative expenses of $1,256 for performance-based awards.
     Corel estimates the fair value of its options for financial accounting purposes using the Black-Scholes model, which requires the input of subjective assumptions, including expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares and substantive vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to the Public Offering, there was no active market for the Company’s common shares. Thus, it was not possible to estimate expected volatility of the Company’s share price in estimating fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on the Company’s share price, the company will continue to use the US Dow Jones Software and Computer Services Index.
     The fair value, estimated using the Black-Scholes model, of all options granted under the 2003 Plan and options granted under the 2006 Equity Incentive Plan, during the quarter ended August 31, 2006 and 2005, was estimated as of the date of grant using the following weighted average assumptions:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2006
Expected option life (years)	7	7	7	7
Volatility	36.11%	38.73%	36.17%	38.65%
Risk free interest rate	4.46%	4.11%	4.42%	4.32%
Dividend yield	Nil	Nil	Nil	Nil

2003 Share Option and Phantom Share Unit Plan
     In the three and nine months ended August 31, 2006, options were granted with an exercise price equal to the fair value of the Company’s common shares on the date of grant. Unit activity for the three and nine month period ended August 31, 2006 is presented below:

	The 2003 Plan
			Weighted Average
		Weighted Average	Grant Date Fair
	Options	Exercise Price	Value
Balance, November 30, 2005	1,381,350	$1.34	$7.11
Granted	49,225	15.76	7.38
Exercised	Nil	Nil	Nil
Forfeited	(21,484)	1.57	5.17

Balance, February 28, 2006	1,409,091	$1.84

Granted	9,992	$17.57	$8.30
Exercised	(1,028)	1.17	6.03
Repurchased	(22,696)	1.17	9.10
Forfeited	(11,015)	1.42	7.63

Outstanding at May 31, 2006	1,384,344	$1.96
Exercised	(1,893)	1.17	2.76
Forfeited	(13,432)	1.78	6.30

Outstanding at August 31, 2006	1,369,019	$1.97

Exercisable at August 31, 2006	569,822

Weighted average fair value of outstanding options	$7.13
Weighted average remaining life of the outstanding options	2.11	Years
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
     On May 2, 2006, 73,806 options were granted under the 2006 Equity Incentive Plan in exchange for cancellation of WinZip options in accordance with the terms of the WinZip acquisition. Unit activity of this plan for the three and nine month period is presented below:

	2006 Equity Incentive Plan
			Weighted Average
		Weighted Average	Grant Date Fair
	Options	Exercise Price	Value
Granted	73,806	1.20	13.90
Exercised	Nil	Nil	Nil
Forfeited	Nil	Nil	Nil

Outstanding at May 31, 2006	73,806	$1.20
Granted	350,133	10.72	5.10
Exercised	Nil	Nil	Nil
Forfeited	(560)	10.85	5.08

Outstanding at August 31, 2006	423,379	$9.06

Exercisable at August 31, 2006	13,833

Weighted average fair value of outstanding options	$6.63
Weighted average remaining life of the outstanding options	3.74	Years

9. Restructuring Charges
     The following table summarizes the restructuring costs recognized by the Company for the Nine Months ended August 31, 2006:

Termination benefits charged to expense in the quarter ended February 28, 2006	$560
Costs paid or otherwise settled	(73)

Closing liability at February 28, 2006 — termination benefits	487
Termination benefits incurred in the quarter ended May 31, 2006	251
Costs paid or otherwise settled	(202)

Closing liability at May 31, 2006 — termination benefits	$536
Costs paid or otherwise settled	(47)

Closing liability at August 31, 2006 — termination benefits	$489

     During the quarter ended August 31, 2005, The Company continued to eliminate redundant positions across all functions in both Corel and Jasc, resulting in a $68 charge to operating results for severance and related costs.
     All of the costs incurred have been included within restructuring expenses on the statement of operations.
10. Earnings (loss) Per Share
     With the exception of the three month period ending August 31, 2006, the impact of the exercise of Corel options is anti dilutive in the periods presented. Potentially dilutive instruments for the nine months ended August 31, 2006 represent the impact of the weighted average number of common shares subject to options outstanding of 1,511,828, and 669,092 and 664,952 for the three and nine months ended August 31, 2005, respectively. There are no potentially dilutive instruments for WinZip for the three and nine months ended August 31, 2005.
11. Segment Reporting
     Revenues by product and region and details regarding major external customers are disclosed in the following table:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2006	2005	2006	2005
By product category:
Productivity	$20,265	$17,756	$59,228	$49,656
Graphics and Digital Imaging	20,989	20,733	70,523	68,822

	$41,254	$38,489	$129,751	$118,478

By geographic region:
Americas
Canada	$3,694	$2,099	$7,354	$5,725
United States	21,778	22,434	68,684	65,116
Other	1,087	1,050	3,103	2,563
Europe, Middle East, Africa (EMEA)	10,887	9,703	40,336	36,800
Asia-Pacific	3,808	3,203	10,274	8,274

	$41,254	$38,489	$129,751	$118,478

By major customer:
Company A	$6,128	$5,453	$16,860	$17,455
All others	35,126	33,036	112,891	101,023

	$41,254	$38,489	$129,751	$118,478

12. Related-Party Transactions
     In June 2005, Corel granted options in respect of 413,971 common shares to Mr. Dobson, the Company’s Chief Executive Officer, at an exercise price of $1.17 per common share. A portion of these options, representing the right to acquire 79,378 common shares, vested upon the completion of the Company’s public offering, while the remainder continue to vest over a four year period. Pursuant to the terms of Mr. Dobson’s employment agreement, in April 2006, Corel repurchased options representing the right to acquire 11,348 common shares at a price of $18.83 per unit, or $213,676 in the aggregate. This amount was applied against a portion of the loan Mr. Dobson was obligated to repay under his employment agreement. As of April 2006. the remaining portion of the loan to Mr. Dobson was forgiven in full.
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
     Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this filing constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws (including in the section entitled “Risk Factors”). Forward-looking statements are based on estimates and assumptions made by us in light of its experience of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. However, many factors could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including, without limitation, the following factors:
•	we face competition from companies with significant competitive advantages, such as significantly greater market share and resources;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply;

•	we rely on relationships with a small number of strategic partners and these relationships can be modified or effectively terminated at any time without our approval;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors;

•	our “Alta” strategy may fail to achieve market acceptance with consumers and our strategic partners;

•	many of our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth, accordingly, we must develop new products, successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth;

•	our planned acquisition of InterVideo may not occur if certain conditions are not satisfied and, even if the acquisition is consummated, we may not realize the anticipated benefits of the acquisition;

•	we will have significantly higher levels of indebtedness following the InterVideo acquisition, which could have important consequences for our business; and

•	our acquisition strategy may fail for various reasons, including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses.
     These and other important factors are described in greater detail in our Prospectus dated April 25, 2006, filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the rules and regulations under the Securities Act of 1933 and in the Section of this document entitled “Risk Factors”. A copy of the Prospectus can be obtained on our website, or at www.sec.gov. Such factors are also described in greater detail in our Canadian supplemented PREP prospectus dated April 26, 2006, or at www.sedar.com.
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
Overview
     The following discussion and analysis should be read in conjunction with our unaudited combined consolidated financial statements and accompanying notes for the three and nine month periods ended August 31, 2006. All figures are in United States dollars, except as otherwise noted.
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
Recent Events
     On August 28, 2006 the Company announced it had entered into a definitive merger agreement with InterVideo, Inc. (“InterVideo”), a leading provider of multimedia DVD software, pursuant to which a wholly owned subsidiary of the Company would be merged with and into InterVideo, with InterVideo surviving as a wholly owned subsidiary of the Company. In the proposed merger, each outstanding share of InterVideo common stock will be exchanged for cash in an amount equal to $13.00, without interest, based on the number of shares of InterVideo outstanding on the date of the merger agreement. The aggregate purchase price for InterVideo will be approximately $196 million.

Three and Nine Months ended August 31, 2006 and August 31, 2005 (combined from January 18, 2005)
     On May 2, 2006, we acquired all of the outstanding securities of WinZip from Vector Capital. The financial information for the three and nine months ended August 31, 2006 and the comparative three and nine months ended August 31, 2005 is presented on a combined consolidated basis to include the financial information of WinZip from January 18, 2005 onwards, which reflects the period that WinZip and we were under the common control of Vector Capital. Accordingly, because the combined financial information for the first nine months of fiscal 2005 only includes 224 days of WinZip’s financial information, it is not directly comparable to the consolidated financial information presented for the first nine months of fiscal 2006.
Revenues

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)
	(unaudited)
Product	$36,362	$34,360	5.8%	$115,011	$106,870	7.6%
As a percent of revenue	88.1%	89.3%		88.6%	90.2%
Maintenance and services	4,892	4,129	18.5%	14,740	11,608	27.0%
As a percent of revenue	11.9%	10.7%		11.4%	9.8%
     Product revenues for the three months ended August 31, 2006 increased by 5.8% to $36.4 million from $34.4 million for the three months ended August 31, 2005, and increased by 7.6% to $115.0 million from $106.9 million over the nine month period ending August 31, 2006. This is mainly due to increases in revenues from license sales of WinZip 10.0 Pro and CorelDRAW; both of which were within their first half of their release cycle, and due to increased sales of Paint Shop Pro. These increases were partially offset by a decline in sales of WordPerfect.
     Maintenance and services revenues increased by 18.5% to $4.9 million for the three month period ended August 31, 2006 and by 27.0% to $14.7 million for the nine months ended August 31, 2006. This increase is largely attributable to the successful implementation of WinZip’s maintenance program, which provides customers with the right to unspecified upgrades of software licenses on a when-and-if-available basis.
Total Revenues by Product Group

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)
	(unaudited)
Productivity	$20,265	$17,756	14.1%	$59,228	$49,656	19.2%
As a percent of revenue	49.1%	46.1%		45.6%	41.9%
Graphics and digital imaging	20,989	20,733	1.2%	70,523	68,822	2.5%
As a percent of revenue	50.9%	53.9%		54.4%	58.1%

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

		Current Release	Prior
Product	Version	Quarter	Release
Productivity:
WordPerfect Office Suite	13	Q1 2006	Q2 2004
WinZip	10	Q4 2005	Q1 2004
iGrafx FlowCharter	11	Q1 2006	Q4 2004
Graphics and Digital Imaging:
CorelDRAW Graphics Suite	13	Q1 2006	Q1 2004
Designer Suite	12	Q2 2005	Q2 2003
Painter	9.5	Q1 2006	Q4 2004
Paint Shop Pro	11	Q4 2006	Q4 2005
     Productivity revenues increased by 14.1% to $20.3 million in the third quarter of fiscal 2006 from $17.8 million in the third quarter of fiscal 2005, and by 19.2% from $49.7 million to $59.2 million for the first nine months of fiscal 2006. This increase is primarily due to revenue growth from our WinZip and iGrafx products. WinZip revenues increased due to increased new license sales and upgrades as we focused on converting trial customers to license users through more aggressive in-product messaging. The increase is also attributable to the availability of new WinZip products, including WinZip 10.0 and WinZip 10.0 Pro, and our maintenance program. iGrafx revenues increased as a result of the recent release of a new version. WordPerfect revenues increased in our global internet store and retail channel as a result of the resent release of WordPerfect X3. Overall WordPerfect revenues were lower in the quarter as a result of a decline in enterprise license revenues from our corporate and government install base, which we believe is attributable to the impact of Microsoft’s pending launch of Vista. As previously indicated, during the quarter, Dell removed the pre-load of the full WordPerfect word processor application and trial versions of Quattro Pro and Presentations from their Dimension and Inspiron PCs in the Americas. WordPerfect continues to be sold through Dell.com. We are in discussions with a number of key OEM partners on how we can innovate and refine our strategy for distributing WordPerfect in the future.
     Graphics and digital imaging revenues increased by 1.2% to $21.0 million in the third quarter of fiscal 2006 from $20.7 million in the third quarter of fiscal 2005, and increased 2.5% to $70.5 million for the first nine months of fiscal 2006. The increase is attributable to the strength of Paint Shop Pro and CorelDRAW Graphics Suite. During the quarter, higher revenues were derived from Paint Shop Pro through our OEM partners and growth in emerging markets. CorelDRAW Graphics Suite generated higher revenues in the third quarter of fiscal 2006 because it was within the first half of its release cycle. These increases in revenues were offset by lower sales of Painter and Designer Suite, which are late in their release cycle.
     Going forward, we are placing additional emphasis on our OEM and internet channels since they represent our most profitable route to market. As a result we have developed a new modular digital imaging platform, code-named “Alta”. The first releases from the Alta platform are two new digital imaging solutions known as Corel Snapfire and Corel Snapfire Plus. Snapfire is a free download that allows users to organize, enhance and share digital photos and video clips. Snapfire Plus, the enhanced version, allows users to customize their software and add new functionality by purchasing additional modules, such as advanced photo or video editing, as they need them. By distributing modular version of Snapfire, Corel is further expanding its distribution channels and establishing a broader base to upsell and cross-sell customers on additional functionality and complementary services.

Total Revenues by Region

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)
	(unaudited)
Americas	$26,559	$25,583	3.8%	$79,141	$73,404	7.8%
As a percent of revenue	64.4%	66.5%		61.0%	62.0%
EMEA	10,887	9,703	12.2%	40,336	36,800	9.6%
As a percent of revenue	26.4%	25.2%		31.1%	31.1%
Asia-Pacific	3,808	3,203	18.9%	10,274	8,274	24.2%
As a percent of revenue	9.2%	8.3%		7.9%	7.0%
     Revenues in the Americas increased by 3.8% in the third quarter of fiscal 2006 to $26.6 million compared to $25.6 million in the third quarter of fiscal 2005, and by 7.8% to $79.1 million for the first nine months of fiscal 2006. The increase was principally driven by the revenues associated with our WinZip products. Paint Shop Pro revenues have increased significantly quarter over quarter as we continue to see growth from our APOS sales relationships with OEM partners. CorelDRAW revenues increased significantly year over year because it is in the first half of its release cycle and we added more North American OEM partners and bundling initiatives. WinZip revenues increased because of higher new license sales and upgrades as we focused on converting trial customers to license users through more aggressive in-product messaging. The revenue increase in the Americas was offset by lower WordPerfect revenues due to lower PC shipments by our key OEM partners and a decrease in revenues from our corporate and government install base, and by lower revenues in the Designer Suite which is late in its release cycle.
     Revenues in EMEA increased by 12.2% to $10.9 million in the third quarter of fiscal 2006 from $9.7 million in the third quarter of fiscal 2005. Over the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, EMEA revenues increased 9.6% to $40.3 million. EMEA revenues have increased in this period due primarily to increased revenues from Eastern Europe and improvements in the e-store sales channel.
     Asia Pacific revenues increased by 18.9% to $3.8 million in the third quarter of fiscal 2006, and increased 24.2% to $10.3 million for the nine month period ended August 31, 2006. The increase is due to further investment in Japan and the release of CorelDraw X3.
Cost of Revenues

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)
	(unaudited)
Cost of product	$5,338	$4,263	25.2%	$15,392	$13,068	17.8%
As a percent of product revenue	14.7%	12.4%		13.4%	12.2%
Cost of maintenance and services	287	257	11.7%	877	898	(2.3%)
As a percent of maintenance and service revenue	5.9%	6.2%		5.9%	7.7%
Amortization of intangible assets	2,712	6,654	(59.2%)	11,987	19,489	(38.5%)
As a percent of revenue	6.6%	17.3%		9.2%	16.4%
     Cost of Product Revenues. Cost of product revenues increased by 25.2% to $5.3 million in the third quarter of fiscal 2006 from $4.3 million in the third quarter of fiscal 2005. Cost of product revenues increased by 17.8% from $13.1 million to $15.4 million over the nine month period ending August 31, 2006. As a percentage of product revenues, cost of product revenues increased to 14.7% in the third quarter of fiscal 2006 from 12.4% in the third quarter of fiscal 2005. The percentage also increased in the nine month period ended August 31, 2006 compared to the nine month period ended August 31, 2005. The increase in the period is largely attributable to a change in our channel and product mix, as well as increased royalties due to a change in the revenue mix in our OEM channels.
     Cost of Maintenance and Services Revenues. Cost of maintenance and services revenues increased by 11.7% in the third quarter of fiscal 2006 and decreased by 2.3% for the nine month period ended August 31, 2006. As a percentage of revenues, cost of maintenance and services revenues have remained flat in the current quarter. Cost of maintenance and services revenues decreased to 5.9% of related revenues in the first nine months of fiscal 2006 from 7.7% in the first nine months of fiscal 2005, and is primarily attributable to WinZip’s higher maintenance revenues and the limited incremental costs to provide such revenue.

     Amortization of Intangible Assets. Amortization of intangible assets decreased significantly in the third quarter and first nine months of fiscal 2006. The decrease from $6.7 million to $2.7 million in the third quarter of fiscal 2006 and the decrease from $19.5 million to $12.0 million in the first nine months of fiscal 2006 is primarily a result of the revaluation of our technology in connection with our acquisition by Vector Capital is now fully amortized. Going forward, we expect amortization charges to remain similar to the current quarter, subject to any changes which may result from us making acquisitions.
Operating Expenses

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)
	(unaudited)
Sales and marketing	$11,810	$12,938	(8.7%)	$40,337	$37,926	6.4%
As a percent of revenue	28.6%	33.6%		31.1%	32.0%
Research and development	6,379	6,016	6.0%	19,200	17,669	8.7%
As a percent of revenue	15.5%	15.6%		14.8%	14.9%
General and administrative	5,833	5,088	14.6%	17,421	15,401	13.1%
As a percent of revenue	14.1%	13.2%		13.4%	13.0%
Restructuring	—	68	(100.0%)	811	680	19.3%
As a percent of revenue	0.0%	0.2%		0.6%	0.6%
     Sales and Marketing. Sales and marketing expenses decreased by 8.7% to $11.8 million in the third quarter of fiscal 2006, and increased by 6.4% to $40.3 million in the first nine months of fiscal 2006. As a percentage of total revenues, sales and marketing expenses decreased to 28.6% in the third quarter of fiscal 2006. For the first nine months of fiscal 2006, sales and marketing expenses decreased to 31.1% of revenues. The decrease in the third quarter is attributable to a reduction in MDF related activities as well as a savings realized from the termination of a naming rights agreement on a sports and entertainment venue. The increase for the nine month period is primarily related to marketing efforts to support our most recent releases of WordPerfect and CorelDRAW Graphics Suite in the first half of fiscal 2006.
     Research and Development. Research and development expenses increased by 6.0% to $6.4 million in the third quarter of fiscal 2006 and by 8.7% to $19.2 million for the nine month period ending August 31, 2006. As a percentage of total revenues, research and development expenses declined slightly to 15.5% from 15.6%. The increase in expenses is a direct result of higher salaries and benefits and localization costs related to our products targeted for emerging markets.
     General and Administrative. General and administrative expenses increased by 14.6% to $5.8 million in the third quarter of fiscal 2006 from $5.1 million in the third quarter of fiscal 2005. On a nine month basis, general and administrative expenses increased by 13.1% to $17.4 million for the period ended August 31, 2006. As a percentage of total revenues, general and administrative expenses increased slightly to 14.1% and to 13.4% in the three and nine month period ended August 31, 2006, respectively. The increase is attributable largely to costs associated with being a public company as well as stock based compensation.

Non-Operating (Income) Expense

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2006	2005	2006	2005
		(dollars in thousands)
		(unaudited)
Loss on debt retirement	$17	$—	$8,292	$3,937
Interest expense, net	2,334	3,549	9,404	8,926
Amortization of deferred financing fees	188	455	989	1,259
Other non-operating (income) expenses	377	222	(271)	593

Total non-operating expenses	$2,916	$4,226	$18,414	$14,715

     Loss on debt retirement. We incurred a loss on debt retirement of $8.3 million in the second quarter and first nine months of fiscal 2006 as a result of our refinancing $140.0 million of credit facilities prior to maturity.
     Interest Expense, Net. Net interest expense decreased to $2.3 million in the third quarter of fiscal 2006 from $3.5 million in the third quarter of fiscal 2005. The decrease is primarily attributable to the refinancing that occurred in the second quarter where we raised $72.5 million in an initial public offering, entered into a $90.0 million senior credit facility and repaid $140.0 million of our existing credit facilities. The net result was $50.0 million less debt at a lower interest rate. For the nine month period ended August 31, 2006, interest costs increased slightly to $9.4 million due to increased debt facilities until the time of our initial public offering; this is offset by the ongoing savings from our new credit facilities entered into in May 2006.
     Amortization of Deferred Financing Fees. Amortization of deferred financing fees decreased to $188,000 in the third quarter of fiscal 2006 from $455,000 in the third quarter of fiscal 2005 as a direct result of the lower financing fees incurred under the senior credit facility. The decreased expense to $989,000 for the nine month period, is also attributable to the lower financing fees on the under the new senior credit facility.
     Other Non-Operating Expense (Income). We had non-operating expenses of $377,000 in the third quarter of fiscal 2006 compared to other non-operating expenses of $222,000 in the same quarter last year. Other non-operating (income) expenses consist primarily of foreign exchange gains and losses and unrealized gains and losses on forward exchange contracts, for which additional charges were incurred in the current period. For the nine-month period ended August 31, 2006, we had non-operating income as opposed to non-operating expenses in the prior year, due to the strengthening of foreign currencies against the US dollar, in particular the Euro and the British Pound.
     Income Tax Expense (Recovery)
     For the three months ended August 31, 2006, we recorded a tax provision of $485,000 on income before income taxes of $6.0 million. The entire provision is for current taxes. Current taxes consist of foreign withholding taxes plus taxes incurred by our foreign subsidiaries, including $251,000 relating to WinZip operations.
     During the three months ended August 31, 2005, we recorded a tax provision of $2.0 million on a loss before income taxes of $1.0 million. Deferred taxes of $260,000, includes $426,000 of deferred taxes relating to the tax benefits realized in Canada from the use of tax carry forwards, that existed prior to our acquisition by Vector Capital, less a deferred tax recovery of $166,000 related to WinZip operations in the quarter. Current taxes of $1.7 million, consist of $1.2 million relating to the WinZip operations and the remaining balance of $0.5 million is primarily foreign withholding taxes plus taxes incurred by our foreign subsidiaries.

FINANCIAL CONDITION
     Working Capital
     Net working capital at August 31, 2006 was $11.3 million, an increase of $35.6 million from the November 30, 2005 working capital deficit of $24.3 million. The increase was largely attributable to proceeds generated from our initial public offering and the refinancing of our credit facilities.
     Current assets at August 31, 2006 were $54.7 million, an increase of $9.0 million from the November 30, 2005 year end balance of $45.7 million. The increase was largely attributable to the change in cash and cash equivalents and restricted cash, which went from $21.7 million at the end of the 2005 fiscal year, to $35.3 million at August 31, 2006 as a result of the our initial public offering. This increase was offset by a decline in trade accounts receivables which declined by $3.8 million, from $19.3 million at November 30, 2005 to $15.5 million at August 31, 2006.
     Current liabilities at August 31, 2006 were $43.4 million, a decrease of $26.5 million from the November 30, 2005 balance of $69.9 million. This was mainly due to the $14.8 million decrease in the current portion of term loan payable resulting from the Company’s new senior credit facility, and the decrease of $8.4 million in accounts payable and accrued liabilities because of the settlement of year end liabilities.
     Liquidity and Capital Resources
     As of August 31, 2006, our principal sources of liquidity included cash and cash equivalents and restricted cash of $35.3 million, and trade accounts receivable of $15.5 million. As a part of our senior credit facility, we also entered into a five-year $75.0 million revolving line of credit facility, which is currently unused.
     Cash provided by operations increased slightly to $6.0 million for the three months ended August 31, 2006 compared to $5.2 million for the three months ended August 31, 2005. Cash provided by operations decreased slightly to $21.7 million from $22.6 million over the nine month period ending August 31, 2006.
     Cash used by financing activities was $3.8 million for the three months ended August 31, 2006 compared to the use of cash in financing activities of $3.6 million for the three month period ended August 31, 2005. In the first three quarters of fiscal 2006, we generated net proceeds of $69.3 million from our initial public offering. We also entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan and a $75.0 million revolving line of credit facility, and agreed to repay $140.0 million of existing Corel and WinZip term loans. In the third quarter of fiscal 2005, WinZip received $23.0 million as a result of refinancing its existing credit facility. These funds were used to repay its previous debt as well as a $8.0 million dividend to its shareholders. Over the nine month period ending August 31, 2006, cash used in financing activities decreased to $6.3 million from $36.2 million, due mainly to the paid up capital distributions and the offsetting additional term loans obtained in the first nine months of fiscal 2005.
     Cash used in investing activities was $616,000 in the three months ended August 31, 2006, consistent with the cash used of $654,000 in the three months ended August 31, 2005. We incurred additional costs associated with the acquisition of Jasc in the three months ended August 31, 2005. There were no such costs for the three months ended August 31, 2006. For the first nine months of fiscal 2006, $1.5 million was used to purchase fixed assets, whereas in the first nine months of fiscal 2005, cash flows of $10.1 million were generated by the redemption of short-term investments.
     Based on our current business plan and internal forecasts, we believe that existing cash and cash equivalents, together with funds generated from operations and the unused $75.0 million operating line of credit facility included under our senior credit facility, will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in or incorporated by reference in Part II, Item 1A titled “Risk Factors”.
     On August 28, 2006, the Company announced it had entered into a definitive agreement to purchase all of the outstanding shares of InterVideo, Inc. (“InterVideo”). The proposed consideration for the transaction will be a cash purchase at a price of $13.00 US per InterVideo share or approximately $196.0 million. The acquisition is expected to be financed through a combination of our cash reserves, new debt financing, and InterVideo’s cash and cash equivalents which stood at approximately $105.0 million as of June 30, 2006.

Adjusted EBITDA
     Adjusted EBITDA was $12.4 million in the third quarter of fiscal 2006 compared to $10.7 million in the third quarter of fiscal 2005. The $1.6 million increase is due to higher revenue and income from operations in the quarter. Adjusted EBITDA was $40.5 million for the nine months ended August 31, 2006 compared to $35.8 million for the nine months ended August 31, 2005. The increase of $4.7 million in this period is also due mainly to higher revenue leading to an increase in income from operations.
     Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For the three months ended August 31, 2006 and 2005, we had cash flow from operations of $6.0 million and $5.2 million, respectively, and for the nine months ended August 31, 2006 and 2005, we had $21.7 million and $22.6 million of cash flow from operations, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2006	2005	2006	2005
	(in thousands)
	(unaudited)
Cash flow provided by operations	$6,032	$5,235	$21,699	$22,595
Change in operating assets and liabilities	3,614	341	3,881	450
Interest expenses, net	2,334	3,549	9,404	8,926
Income tax expense	485	1,969	5,427	3,984
Accrued interest	(161)	180	100	(353)
Provision for bad debts	24	(216)	(150)	(409)
Unrealized foreign exchange losses on forward contracts	43	31	(178)	(262)
Deferred income taxes	—	(426)	(636)	(739)
Gain on disposal of fixed assets	—	2	—	16
Restructuring	—	68	811	680
Reorganization costs	—	—	117	883

Adjusted EBITDA	$12,371	$10,733	$40,475	$35,771
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of a loss that could affect our financial position resulting from adverse changes in the financial markets. Our primary risks relate to increases in interest rates and fluctuations in foreign currency exchange rates.
Interest Rate Risk
     In connection with our initial public offering, we entered into a $165.0 million senior credit facility, consisting of a $90.0 million term loan and a $75.0 million revolving line of credit facility, and repaid our existing indebtedness in full. Under the senior credit facility, we are required to use interest rate swaps to limit our exposure to changing interest rates. As a result, we have interest rate swaps for $71.5 million with a major investment bank that requires us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
     Our exposure to interest rate risk relates primarily to our long term debt, as we have minimal interest-bearing investments. Our interest rate exposure is primarily related to increases in the LIBOR or prime lending rate, because our debt has a floating rate of interest. Our annual interest expense could change by approximately $90,000 for each 0.5% change in interest rates, based on the debt outstanding as of August 31, 2006 not covered by our interest rate swaps.

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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Legal Proceedings
     We currently, and from time to time, are involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We believe that the ultimate amount of liability, if any, for any known claims of any type (either alone or combined) will not materially affect the financial position or results of operations. We also believe that, if necessary, we would be able to obtain any required licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business.
     At August 31, 2006, we were a defendant in an ongoing patent infringement proceeding described below:
     Electronics For Imaging, Inc., Massachusetts Institute of Technology v. Corel Corporation et al. Plaintiffs filed this patent infringement action on December 28, 2001 against the Company and 213 other defendants in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patent 4,500,919. The patent expired on May 6, 2002. Plaintiffs allege that the defendants infringed the patent through the use of various color management and correction systems in their products. Plaintiffs seek unspecified damages and attorneys fees. Following the Markman hearing and the trial court’s rulings on various summary judgment motions the plaintiffs dismissed all claims against every remaining defendant except the Company, Microsoft, Roxio, Abacus and MGI Software. The plaintiffs then stipulated to non-infringement in respect of these remaining defendants including the Company, and the action was dismissed in November 2004. In December 2004, the plaintiffs filed an appeal of various interlocutory rulings by the trial court including the trial court’s ruling on the Markman hearing and certain of the summary judgment decisions. On September 13, 2006 the US Court of Appeals for the Federal Circuit issued a decision on the appeal vacating, in part, the trial court’s dismissal and remanding the matter back to the trial court for further proceedings consistent with the Court of Appeals’ ruling. The Company believes it has meritorious defenses to the plaintiffs’ claims and intends to defend the litigation vigorously. However, the ultimate outcome of the litigation is uncertain.

Item 1A. Risk Factors
     There are no material changes to the risk factors set forth in the section entitled “Risk Factors” in the prospectus included in our Registration Statement on Form F-1 (File No. 333-132970) filed under the Securities Act of 1933, which is incorporated by reference into this quarterly report, other than the addition of four new risk factors below.
     If the conditions to the proposed InterVideo acquisition are not satisfied, the proposed acquisition may not be completed or may be delayed.
     The proposed acquisition of InterVideo is conditioned upon, among other things, the adoption of the merger agreement by the stockholders of InterVideo, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, InterVideo having a specified amount of cash on its balance sheet at closing and other customary conditions which are beyond our control. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed acquisition may not be completed or may be delayed, and we may lose some or all of the benefits of the proposed acquisition. If the proposed acquisition is not completed, we could suffer a number of consequences that may adversely affect our business, prospects and operating results of operations. For example, our costs related to the proposed acquisition (including legal, and accounting fees) must be paid even if the merger is not completed. In addition, the market price of our common shares could significantly decline following an announcement that the proposed acquisition has been abandoned.
     In response to the announcement of the proposed acquisition, InterVideo’s customers and distributors may delay or defer purchasing decisions, which could cause InterVideo’s expected revenues to be lower than expected. Also, speculation regarding the likelihood of the completion of the proposed acquisition could increase the volatility of our and InterVideo’s share prices prior to the closing.
     We may not realize any benefits from the InterVideo acquisition.
     We entered into the merger agreement with InterVideo with the expectation that the acquisition will result in benefits to us. Achieving the benefits of the acquisition will depend in part on the successful integration of InterVideo’s operations, products and personnel in a timely and efficient manner. We cannot assure you that we will be able to do so quickly and effectively. Integrating InterVideo will be a costly and time-consuming process, particularly in light of the fact that InterVideo has significant operations in the Asia Pacific region. In addition, the proposed acquisition and subsequent integration is likely to require significant time and attention of management that would otherwise be focused on ongoing operations and product development. The diversion of management resources could negatively affect our ability to operate, increase sales and to retain key employees after the acquisition. The challenges involved in this integration include, among others:
•	incorporating InterVideo’s technology and products into our technology and products;

•	maintaining InterVideo’s relationship with its OEM distributors;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating InterVideo’s internal control over financial reporting with our internal control over financial reporting;

•	integrating InterVideo’s international operations with ours;

•	potentially incurring impairment charges in connection with the proposed merger; and

•	persuading the employees of both companies that the companies’ business cultures are compatible and maintaining employee morale.
     We cannot provide assurance that InterVideo can be successfully integrated or that any of the anticipated benefits of the acquisition will be realized, and the failure to do so could have a material adverse effect on our business and share price.
     Increased indebtedness may limit our ability to obtain additional financing in the future for acquisitions or other corporate purposes and increased interest expense may make us more vulnerable to a business downturn.
     If completed, the acquisition of InterVideo will be financed with our cash reserves, additional debt financing and Intervideo’s cash reserves. The amount of indebtedness we incur as a result of the acquisition will depend on a number of factors, including, among others, the timing of closing and cash-flow performance of both companies prior to closing. The significant increase in our consolidated indebtedness could have important consequences for the holders of our common shares, including:
•	we may not be able to refinance our indebtedness on acceptable terms;

•	our ability to obtain additional financing in the future for working capital or acquisitions may be limited;

•	we may be more vulnerable to economic downturns and may be limited in our ability to withstand competitive pressures; and

•	our leverage may limit our flexibility to plan for and react to changes in our business or strategy
     Our “Alta” strategy may fail to achieve market acceptance with consumers and our strategic partners.
     We recently released to market our new modular digital imaging platform code-named “Alta”. Through Alta, we intend to offer consumers the functionality they require in incremental modules as they become more sophisticated users, which represents a significant departure from our traditional means of selling full function versions and upgrades of our digital imaging software. New products are inherently speculative. The commercial success of Alta will depend upon many factors beyond our control, such as market acceptance of purchasing modular software and the availability, functionality and pricing of products offered by our competitors. Our success will also largely depend on the acceptance and promotion of our modular digital imaging platform by our key strategic partners. Significant revenues from Snapfire, our first product released under this platform, and other new products and services may not be achieved for a number of years, if at all. Moreover, operating margins for new products such as Snapfire may not be as high as the margins we have experienced historically.

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
     The common shares sold in the offering were registered on a registration statement on Form F-1 (File No. 333-132970) pursuant to the Securities Act of 1933. The offering was declared effective by the SEC on April 26, 2006. The managing underwriters were Morgan Stanley, JP Morgan, Deutsche Bank Securities, Piper Jaffray, CIBC World Markets and Canaccord Adams. All of the shares sold by us and by the selling shareholders were sold at a price of $16.00 per share. The aggregate gross proceeds from the common shares sold by us and the selling shareholders were $104.1 million. We received net proceeds of approximately $69.3 million from the offering, after deducting an aggregate of $5.6 million in underwriting discounts and commissions paid to the underwriters and an estimated $5.2 million in other direct expenses incurred in connection with the offering. None of the proceeds from the primary offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common shares or to any of our affiliates.
     Concurrent with the public offering, we entered into a $165 million senior credit facility consisting of a $90.0 million term loan and a $75.0 million revolving line of credit facility. We received net proceeds of $86.1 million from the senior credit facility, after paying financing fees of $3.9 million.
     Upon consummation of the offering on May 2, 2006, we applied approximately $56.3 million of the net proceeds from the offering to repay a portion of our existing debt. In addition, we applied an estimated $66.1 million of net proceeds from the senior credit facility to repay the remaining balance of our existing debt. We also applied approximately $18.0 million to repay the existing indebtedness of WinZip. We invested the remaining $15.0 million of the net proceeds from the offering in our working capital, where the application of such proceeds will be used for general corporate purposes, and may be used to fund further acquisitions.

Item 6. Exhibits

Exhibit
Number	Exhibit
2.1**	Agreement and Plan of Merger, dated as of August 28, 2006 among Corel Corporation, Iceland Acquisition Corporation and Intervideo, Inc.

3.1*	Certificate and Articles of Continuance

3.2*	Articles of Amendment

3.3*	By-laws

10.1**	Form of Voting Agreement

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibit of the same number in the Company’s Registration Statement on Form F-1, as amended (File No. 333-132970)

**	Incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K filed August 31, 2006.
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
October 3, 2006