Form 10-K
period 2006-11-30
COREL CORP
filed 2007-02-23
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-20562

COREL CORPORATION
(Exact name of registrant as specified in its charter)

Canada
(State or other jurisdiction of incorporation and organization)

98-0407194
(I.R.S. Employer Identification No.)

1600 Carling Avenue
Ottawa, Ontario
Canada K1Z 8R7
(Address of principal executive offices, including zip code)

(613) 728-0826
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Shares, no par value (together with associated rights to purchase additional Common Shares) (Title of class)	Name of exchange on which registered: The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common shares on May 31, 2006 of $13.19, as reported on the Nasdaq Global Market, was approximately $90.2 million. Common shares held as of May 31, 2006 by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2007, the Registrant had outstanding 24,661,851 common shares, no par value.

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: future developments in our markets and the markets in which we expect to compete; our estimated cost reductions; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Item 1A — Risk Factors” below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

Unless the context otherwise requires, all references to “Corel”, “we”, “our”, and “us” in this Annual Report on Form 10-K refer to Corel Corporation and its subsidiaries as of November 30, 2006 and prior to our acquisition of InterVideo, Inc. “WinZip” refers to Cayman Ltd. Holdco. “InterVideo” refers to InterVideo, Inc.

PART I

ITEM 1.	BUSINESS

Founded in 1985, we are a leading global packaged software company with an estimated installed base of 40 million current users in over 75 countries. We provide high quality, affordable and easy-to-use productivity and graphics and digital imaging software. Our products enjoy a favorable market position among value-conscious consumers and small businesses benefiting from the widespread global adoption of personal computers, or PCs, and digital cameras. The functional departments within large companies and governmental organizations are also attracted to the industry-specific features and technical capabilities of our software. Our products are sold through a scalable distribution platform comprised of equipment manufacturers, our e-Store, and our global network of resellers and retail vendors.

Our product portfolio includes well-established, globally recognized brands. Our primary productivity products are WordPerfect Office Suite, first developed in 1982 and marketed by us since 1996, and WinZip, a compression utility developed in 1991, and purchased by us in May 2006. WordPerfect Office Suite is the leading Microsoft-alternative productivity software and includes Microsoft-compatible word processing, spreadsheet and presentation functionality. WinZip is the most widely used after-market compression utility, with more than 40 million licenses sold to date. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. Our primary graphics and digital imaging products are CorelDRAW Graphics Suite and Corel Paint Shop Pro. CorelDRAW Graphics Suite is a leading illustration and image editing software suite used by design professionals and small businesses. Corel Paint Shop Pro digital image editing and management applications are used by novice and professional photographers and photo editors. Corel Snapfire is available for free, and that allows users to organize, enhance and share digital photos and video clips. Corel Snapfire Plus, the enhanced version, allows users to customize their software and add new functionality by purchasing additional modules, such as advanced photo or video editing, as they need them. Corel DESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. Corel Painter is a digital painting application that, when used with a pen tablet, simulates natural media, such as watercolors, inks, oil paints, chalks and pastels.

In December 2006, we acquired InterVideo. InterVideo has historically derived a substantial portion of its revenue from sales of its flagship product, WinDVD, a DVD player software, to PC Original Equipment Manufacturers (“OEMs”). In the future, we expect to derive an increasing percentage of our revenue from sales of products other than WinDVD, including:

•	WinDVD Creator, a video editing, DVD authoring and burning application;

•	InterVideo DVD Copy, an application to copy and backup DVDs and CDs;

•	InterVideo Home Theater, a media center suite for the viewing and management of digital media content;

•	MediaOne, an all-in-one package of our most popular applications such as WinDVD, WinDVD Creator, Disc Master, PhotoAlbum and others;

•	Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices;

•	InterVideo InstantOn, an embedded system infrastructure that provides PCs with capabilities similar to those of CE devices, allowing PC users to access multimedia assets and devices without requiring booting into traditional operating systems such as Microsoft Windows;

•	Ulead Systems, Inc. product offerings including Ulead DVD MovieFactory, a consumer DVD authoring software;

•	VideoStudio, a video editing software; and

•	PhotoImpact, an image editing software.

Corporate History

We were incorporated in Canada under the Canada Business Corporations Act in May 1985. In January 1989, we released CorelDRAW, a market-leading full-featured graphics software product. In November 1989, we completed an initial public offering of our common shares. In January 1996, we acquired the WordPerfect family of software products. In August 2003, we were acquired in a going private transaction by Vector Capital and were continued as a corporation organized under the Business Corporations Act (Ontario).  Following our acquisition by Vector Capital, we undertook a significant restructuring of our business. As part of this restructuring, we divested our underperforming product lines, discontinued speculative research and development activity, refocused on our core product offerings and implemented company-wide expense reduction measures. In October 2004, we acquired Jasc Software, a leading provider of digital imaging software. In December 2005 we were continued as a corporation organized under the Canada Business Corporations Act. In May 2006, we acquired WinZip and completed an initial public offering of our common shares on the TSX and the Nasdaq Global Market. In December 2006, we acquired InterVideo.

Our Industry

Prior to the mid-1990s, the packaged software industry was characterized by high annual growth rates, rapid technological innovation and a relatively large number of viable software providers within each product category. Over the past decade the industry has matured, growth rates have become more stable and market share within each major product category has become highly concentrated, with one or two companies having a dominant market position. We estimate that Microsoft Corporation’s Microsoft Office has in excess of 97% of the North American market for productivity software and that Adobe Systems Incorporated has in excess of 50% of the global packaged graphics and digital imaging software market. Growth rates of packaged software sales in emerging economies are expected to be higher than for the global packaged software market as a whole resulting from more rapidly increasing PC adoption rates in these markets.

Our Strategy

Our objective is to profitably grow our installed base of customers and increase sales to our existing users. We plan to achieve this objective through the following strategies:

•	Leverage existing platform and brands to maximize value from acquisitions. We are actively seeking to acquire complimentary businesses to ours. Our acquisition and integration strategy is focused on acquisitions of companies with proven and complementary products and established user bases that we believe will be accretive to earnings. As part of this strategy, in October 2004 we acquired Jasc to extend our reach in graphics and digital imaging software, in May 2006 we acquired WinZip to enhance our productivity software offerings, and in December 2006 we acquired InterVideo to expand our presence in the digital media software market by creating a broad portfolio of digital imaging and DVD video products. We analyze acquisition candidates and effect acquisition transactions to ensure they meet our strategic and operational objectives. We seek acquisition candidates that we believe can benefit from our existing global marketing, sales, distribution and general and administrative infrastructure.

•	Broaden our distribution network to capitalize on the rapid adoption of low cost technologies. We view our relationships with OEMs, other distributors and online services companies as key growth drivers, and we are focused on forging new distribution relationships and broadening our existing relationships. To accomplish this goal, we have implemented a flexible “channel friendly” strategy of providing customized solutions tailored to the specific business needs of OEMs, other distributors and online services companies. We offer these parties:

•	attractive pricing;

•	marketing and sales support and incentives;

•	customized versions of our software; and

•	private label packaging and customized promotional materials.

•	Increase upgrade conversion rates. Increasing upgrade conversion rates represents a significant incremental revenue opportunity for us. We intend to increase upgrade conversion rates through a number of strategic initiatives, including:

•	increasing our database of registered users through on-line registration for new products to market product upgrades to them more effectively;

•	embedding upgrade information directly in our software and employing other types of proactive marketing within our products including access to Tips and Tricks, product tutorials, online communities and special offers from Corel and our partners; and

•	offering products in tiers of functionality, such as entry-level, advanced and expert versions, enabling users at varying levels of product knowledge and sophistication to purchase the applications they need and then migrate to the more advanced versions over time.

•	Expand presence in emerging markets. We are expanding our presence in emerging markets, such as China, India, Eastern Europe and Latin America, by continuing to localize our products in additional languages, expanding our reseller network and direct sales force and developing additional regionally-focused versions of our e-Store. We believe these markets represent attractive growth opportunities for us because they are characterized by first time users of low cost PCs and digital cameras who have not yet developed loyalty to a particular brand of software. However, expansion of our operations in these emerging markets will involve a number of risks, challenges and uncertainties. See “Item 1A — Risk Factors — We are subject to risks associated with international operations that may harm our business.”

•	Continue to respond to user needs to better serve specific market sectors and increase loyalty. We will continue to work with our current customer base to help us develop additional product innovations, improve our products to better meet the needs of specific market segments and strengthen user loyalty. We have had significant success through our offering of high quality products for specific markets such as the legal and education sectors, and, as we continue to expand, we plan to target additional markets.

•	Continue to deliver high operating margins and positive cash flow. We are committed to maximizing our operating margins and positive cash flow by keeping research and development activities focused on market driven, add-on functionality, utility and geographic reach of our existing product lines rather than speculative projects. We employ disciplined cost management policies and maintain stringent minimum return-on-investment criteria for our acquisition strategies. Our existing administrative, marketing and distribution infrastructure is highly scalable, and we believe it will enable us to grow our revenues without experiencing a proportionate increase in fixed costs, and continue to deliver high operating margins.

Our Products

We provide high quality, affordable, and easy-to-use productivity and graphics and digital imaging software. The following table identifies our major software products within our two principal product categories:

	Year of	Fiscal		Entry-level
	Initial	Quarter of	Current	Suggested
	Release	Latest Release	Version	Retail Price*

Primary Products By Category
Productivity:
WordPerfect Office Suite	1982	Q1 2006	13	$99.99
WinZip	1991	Q4 2006	11	29.95
iGrafx FlowCharter	1991	Q1 2006	11	395.00
iGrafx Process	1991	Q1 2006	11	995.00
Graphics and Digital Imaging:
Graphics:
CorelDRAW Graphics Suite	1989	Q1 2006	13	399.00
Corel DESIGNER Suite	1995	Q2 2005	12	699.00
Corel Painter	1991	Q1 2007	10	429.00
Digital Imaging:
Corel Paint Shop Pro	1991	Q4 2006	11	99.99
Corel Photo Album	2002	Q4 2005	6	49.00
Corel Snapfire Plus	2006	Q4 2006	1.0	39.99

*	Entry-level suggested retail price reflects our suggested retail price as of November 30, 2006 for the respective products. This table does not reflect the prices for upgrade versions of our software products or products that are bundled with hardware or services and sold through OEMs.

Productivity

Our productivity products include WordPerfect Office Suite, WinZip and our iGrafx products.

WordPerfect Office Suite.  The Standard Edition of WordPerfect Office Suite includes the WordPerfect, Quattro Pro and Presentations applications. Depending on the version of the suite, WordPerfect MAIL and Paradox are also available. WordPerfect is an easy-to-use word processing application that includes the ability to integrate charts, tables, images and graphics. Quattro Pro is a spreadsheet and database application with 3D chart functionality. Presentations is an application for producing multimedia presentations, overheads and transparencies. WordPerfect MAIL is an e-mail, calendaring and contact management application. Paradox is a database application.

WordPerfect Office Suite is an innovative, full-featured software suite. WordPerfect Office Suite is the leading alternative to Microsoft Office. Our WordPerfect Office Suite applications which are compatible with Microsoft Office’s applications, allow users to open and save documents in multiple versions of the Microsoft Word, Excel and PowerPoint file formats. In addition, our software allows users to publish their documents in HTML and XML file formats. Users may also publish their documents in portable document format, or PDF, a feature not currently included with Microsoft Office applications. Our Workspace Manager gives users the option to choose Word, Excel or PowerPoint modes and re-arrange the menus and short-cut keys as they would appear and function in the respective Microsoft applications, making it easier for a new user to adopt WordPerfect Office Suite.

WordPerfect Office Suite is currently available in five languages and is used principally by governments, legal professionals and corporate legal departments, academic institutions, small-to medium-sized businesses and individual consumers. Within a business setting, the program is particularly useful in departments that produce or edit a high volume of long, heavily formatted documents.

In addition to the Standard Edition of WordPerfect Office Suite, we offer three enhanced versions for corporate, home and small business users: our Professional Edition including Paradox, making the Professional Edition a competitive alternative to Microsoft Office Professional; our Home Edition including additional features tailored for home users including a task manager, multi-media tools, home templates and anti-virus software; and our Small Business Edition including additional features tailored for our small business users such as a task manager, WordPerfect MAIL, additional business templates, Corel Paint Shop Pro and anti-virus software.

WinZip.  As one of the most frequently downloaded software products available on the Internet with over 150 million downloads to date, WinZip has developed a strong and highly recognizable brand. The WinZip product line includes three primary products: WinZip, WinZip Companion for Outlook and WinZip Self Extractor.  WinZip is a widely used compression utility for the Windows platform, allowing users to reduce temporarily the size of their computer files for more effective transmission and storage. WinZip also includes encryption functionality to provide additional security in protecting sensitive information. WinZip is based on the .zip file format, but also supports a number of alternative compression formats. WinZip Companion for Outlook extends WinZip’s functionality to Microsoft’s Outlook email application, automating the compression and encryption of email file attachments. WinZip Self Extractor allows users to create archives that can be uncompressed without the need for the WinZip application.

WinZip has a broad user base that includes individual consumers, small-to medium-sized businesses and large corporations. WinZip is used worldwide, and is currently available in five languages. WinZip’s main competitors include commercial software such as PKZip, Stuffit, and WinRAR, open-source software such as 7-Zip and the basic compression functionality integrated into the Windows operating systems. WinZip’s reliability, ease-of-use, functionality and loyal user base has allowed it to compete effectively with these offerings.

iGrafx FlowCharter and iGrafx Process.  Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. iGrafx’s main products are iGrafx FlowCharter and iGrafx Process.  Uses of iGrafx FlowCharter include visually depicting the elements of a business process such as a supply chain solution. Uses of iGrafx Process include identifying, simulating and visually presenting how a business can improve its business processes. iGrafx’s main competitors are IDS-Scheer Aris, Proforma ProVision and Casewise Corporate Modeler. iGrafx products are currently offered in six languages.

Graphics and Digital Imaging

Graphics

Our graphics products include CorelDRAW Graphics Suite, Corel DESIGNER Technical Suite and Corel Painter.

CorelDRAW Graphics Suite.  CorelDRAW Graphics Suite is an industry-leading vector illustration software application and has received over 300 industry awards throughout the 17 years it has been on the market. The software allows users to create, manipulate and publish drawings and images in a variety of media including in print and on the web. Examples of its uses include creating logos, brochures, newsletters, reports, advertisements, signs, embroidery designs and technical illustrations. CorelDraw Graphics Suite consists of applications for illustration, page layout and digital imaging and motion graphics creation.

CorelDRAW Graphics Suite is easy-to-use and is compatible with most industry standard file formats, allowing the import and export of files in the common formats used by our competitors, including Adobe and its offerings, Adobe Creative Suite and Adobe Illustrator, and Microsoft. CorelDRAW Graphics Suite is used principally by graphic designers and sales and marketing personnel and is currently available in seventeen languages.

Corel DESIGNER Technical Suite.  Corel DESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. The suite consists of Corel DESIGNER for design, illustration and page layout, Corel PHOTO-PAINT for digital image editing and Corel TRACE for the conversion of bitmaps to vector images. We also offer Corel DESIGNER Professional which includes a filter for importing 3D computer-aided design diagrams.

Corel DESIGNER Technical Suite is currently available in three languages and is primarily used by engineering departments and technical publishers, who use the software to create professional-quality graphics that can be easily used in business documents, presentations and web and intranet pages. Examples of its uses include creating product manuals, assembly instructions and product specification diagrams. Corel DESIGNER Technical Suite is also used in the manufacturing, automotive and aerospace industries from the conceptualization stage, through the design specification stage, to the production of technical manuals and marketing material. Corel DESIGNER Technical Suite provides an easy-to-use technical illustration application at an affordable price compared to its main competitors IsoDRAW, Autodesk AutoCAD LT and Deneba Canvas.

Corel Painter.  Corel Painter is a digital painting application that, when used with a pen tablet, simulates natural media, such as watercolors, inks, oil paints, chalks and pastels. Users include commercial artists, professional photographers, fine artists and professional digital artists who wish to create new works of art or enhance existing images. Because it is compatible with Adobe Photoshop, Corel Painter provides additional natural media functionality not otherwise available with Photoshop. Corel Painter’s main competitor is Alias Sketchbook. Corel Painter is currently available in six languages.

Digital Imaging

Our digital imaging products include Corel Paint Shop Pro, Corel Photo Album and Corel Snapfire.

Corel Paint Shop Pro.  Corel Paint Shop Pro allows users to create, manipulate and manage digital images with photo editing, digital art and precision graphic design tools. Primary examples of its uses include digitally altering photos by fixing scratches and blemishes, changing colors, digitally removing people, objects and “red-eye” from photos and combining photographs into collages. Corel Paint Shop Pro provides advanced functionality at an affordable price to users of digital cameras ranging from novices to professionals, graphics hobbyists and business users. Adobe Photoshop, a competing product, sells at a higher price and is directed at professional graphic designers. Corel Paint Shop Pro is currently available in seven languages.

Corel Photo Album.  Corel Photo Album allows users to store, organize, share and manage their digital photograph collections. Our software organizes photographs on users’ computers by date, folder, keyword or other desired criteria. Users of Corel Photo Album can organize and publish photo albums, create scrap-books, print and share photographs, create slide shows and create CD and DVD back-ups of digital images. In addition, the software provides basic photograph enhancement capability which seamlessly integrates with Paint Shop Pro for more advanced image editing. Corel Photo Album’s main competitors are Adobe Photoshop Elements and Microsoft Digital Image Suite. Corel Photo Album is currently available in seven languages.

Corel Snapfire and Snapfire Plus.  Corel Snapfire is a digital imaging application that allows users to manage, improve and find images and videos. It is available for free download on our website,  www.corel.com. Corel Snapfire Plus contains additional features and is available to customers for purchase. Due to their modular design, users can also add new functionality to both Corel Snapfire and Corel Snapfire

Plus by upgrading to additional new product features as they require. This provides users with additional levels of control and flexibility in customizing their software experience and provides for additional revenue generation for us. Corel Snapfire’s main competitors include Google Picasa, Simplestar PhotoShow, and the imaging capability built into Windows Vista.

In December 2006, we acquired InterVideo, and its digital imaging software products. InterVideo has historically derived a substantial portion of its revenue from sales of its flagship product, WinDVD, a DVD player software, to PC OEMs. In the future, we expect to derive an increasing percentage of our revenue from sales of products other than WinDVD.

Customer Support

We provide several customer support options to meet the varied needs of our customers. Support options range from 24 hour 7 day a week free support via the Internet to fee-based options through maintenance agreements for enterprise customers or on a per incident basis for individual consumers. Our customer service representatives provide technical support, answer questions about product specifications, sell our products and provide replacement media and documentation. We maintain a database of technical support articles on our web site that is updated regularly with useful information and frequently asked questions and answers regarding our products. We maintain an Internet news group to provide users with a mechanism to provide feedback as well as receive technical updates and notes. We also provide up-to-date information about common issues and useful tips on our web site. The majority of our in-house customer support personnel are located in Ottawa, Canada and Maidenhead, England.

Distribution, Sales and Marketing

Distribution

We have a global, multi-channel distribution network, including OEMs, the Internet, retailers and resellers, in over 75 countries through which we are able to distribute our software.

OEMs.  We distribute our productivity and graphics and digital imaging software under license agreements with OEMs granting them the right to distribute copies of our software installed on their hardware products. We have relationships with over 70 OEMs, including Dell, Wacom, Hewlett-Packard, NEC and Toshiba.

Internet Distribution.  Our e-Store allows consumers to purchase most of our software products directly from us and is our fastest growing distribution channel. In 2006, our e-Store revenue in North America grew 46% year-over-year. Our eStore is the central hub for all After Point of Sale and OEM sales.

Retail and Reseller.  Our retail and reseller channel encompasses our relationships with over 25,000 resellers, including the following:

•	retailers including Office Depot, Best Buy, CompUSA, Staples, The Source by Circuit City, Future Shop, Amazon, Dixon System Group and Media Market who sell our products to consumers and small businesses;

•	software distributors, including Ingram Micro, Tech Data and Navarre, who sell our products to their retail customer base and license programs to their reseller partners;

•	large account resellers, including CDW, Insight Software House International, SoftChoice, ASAP and Softmart USA, who sell our software directly to large enterprises and government accounts, working closely with our direct sales force to help fulfill orders;

•	value-added resellers, including independent software vendors, consultants, system integrators and custom application developers, who generally service small to medium-sized businesses and provide varying degrees of technical support, implementation services and customization.

Direct Sales.  Our direct sales force facilitates sales through other channels and the establishment of key relationships with OEMs, retail chains and resellers. The direct sales force also directly targets government and large enterprise clients.

Sales and Marketing

Our global sales and marketing organization, which is comprised of 219 employees located in 17 countries as of November 30, 2006, is focused on increasing sales by establishing and maintaining personal contact with our distributors and customers.

Our sales team is responsible for:

•	communicating our value proposition and the benefits of our products;

•	designing and implementing incentive programs for our distributors to promote our products;

•	identifying, establishing and developing relationships with OEMs and online services companies;

•	ensuring that our distributors are prominently positioning our products and managing inventory levels effectively; and

•	recruiting new resellers, retailers and distributors.

Our marketing team focuses on:

•	joint marketing and promotions with online services companies, OEMs and other distributors;

•	selective, highly targeted advertising;

•	direct mail; and

•	public relations.

Internal Systems

We use various standard applications to provide a flexible and scalable infrastructure to accommodate growth and information needs. We use in-house development resources to maintain these systems and provide custom integration of applications to meet our reporting and business needs. The primary applications we use include Oracle for financial controls, reporting and human resources, IBM Websphere for our e-Store, Onyx customer relationship management database for customer and prospective customer information and RightNow Technology interactive knowledge base for customer and technical support. We believe these systems are sufficient to accommodate our anticipated growth.

Outsourced Manufacturing

ModusLink manufactures the principal materials and components used in the physically packaged versions of our products, including diskettes and CD-ROMs, product manuals and packaging, pursuant to a fixed price agreement. ModusLink prepares items to our specifications at manufacturing sites in the U.S., Netherlands and Taiwan and engages third-party printers for the printing of the packaging and the manuals to be included with our packaged software. We provide ModusLink with all packaging and manual design templates.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of trademark, patent, copyright, trade secret, and other common law in the U.S., Canada and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have obtained registrations for many different trademarks in more than 60 separate countries, have numerous issued patents in the U.S. and Canada and own many copyright registrations. Our patents expire on various dates between 2010 and 2021. As part of our hiring process, we typically require employees to execute written agreements containing confidentiality undertakings, intellectual property assignments and non-competition and non-solicitation obligations in our favor.

In addition to the foregoing, we believe the technological and creative skill of our personnel, product developments and frequent product enhancements are essential to establishing and maintaining a competitive advantage.

Our products contain content and technology that we license from third parties. We generally enter into written agreements with independent contractors, consultants, strategic partners and third party content and technology providers, and through these written agreements,we seek to obtain and control access to, and distribution of, the intellectual property rights necessary for the continued marketing of our products.

Despite our efforts to protect our intellectual property, third parties may use, copy or otherwise obtain and market or distribute our intellectual property or technology without our authorization or otherwise develop products with the same functionality as our products. Policing unauthorized use of our products and intellectual property is costly and virtually impossible on a worldwide basis. As a result, there is a risk that our efforts to protect our intellectual property will not be adequate to fully prevent the misappropriation of our intellectual property, particularly in emerging markets. See “Item 1A — Risk Factors — Our success depends heavily on our ability to adequately protect our intellectual property.”

Competition

We compete with other software vendors for customers at the retail level and in corporate accounts, and for access to distribution channels. Our two primary competitors are Microsoft and Adobe. We believe that Microsoft Office has in excess of 97% of the North American market for productivity software and that Adobe has in excess of 50% of the global packaged graphics and digital imaging software market. We are the next largest provider of packaged productivity and graphics and digital imaging software in our target markets. We also compete with a number of smaller companies that target certain sectors of the packaged software market.

WordPerfect and our graphics and digital imaging products provide features and technical capabilities that are generally comparable to higher-priced products offered by Microsoft and Adobe. We believe we further distinguish ourselves from our competitors by offering products that are easy-to-use and can interoperate with other major file formats.

We also compete for strategic relationships with OEMs, online services companies and other distributors. We believe we can provide distributors with attractive pricing, channel specific marketing and sales support, incentives and customized versions of our products and packaging. We believe tailored responses to distributors’ needs distinguishes us from our competition and will allow us to broaden our distribution network.

Research and Development

We have a research and development team of 189 software professionals, the majority of whom are located at our corporate headquarters in Ottawa. Upon the acquisition of us by Vector Capital, we shifted our focus from the development of new and unproven applications to a disciplined commitment to increasing the functionality, utility and geographic reach of our core software products. We plan to expand our product offerings through the acquisition of proven products and technology and to employ our research and development efforts to improve the utility of those products and technology to our customers. Our research and development expenses for our fiscal years ended November 30, 2004, 2005 and 2006 were $14.6 million, $23.5 million and $25.9 million, respectively.

Our commitment to providing high-quality and useful software has led us to a more user-focused method of development. We rely on our intimate knowledge of the tasks and goals that users wish to accomplish to determine how our products should be changed so that we offer the greatest ease-of-use and functionality to our customers. For example, CorelDRAW X3 added many workflow enhancements for existing users, and a fresh learning paradigm to allow new users to quickly become effective with the product. Corel Painter IX.5 added the Photo Painting System, and support for the new Wacom 6D Art Pen. WinZip 11 adds greater capabilities for network deployment of corporate installations; it also adds the ability to open popular emerging compression formats and the ability to directly view images stored in WinZip files. Similar examples are available for all of our products.

User feedback also lets us target the development of derivative products that leverage our existing technologies for use in specific markets. For example, we have developed a version of our CorelDRAW product called Corel DRAWings for the embroidery market. Corel DRAWings integrates with embroidery machines to allow users to easily create and visualize designs and then to automatically transfer the stitch patterns to the desired fabric. Corel Painter Essentials, shipped by Wacom with many of its tablets, provides a quick and easy introduction to digital painting — while simultaneously satisfying a partner need and providing an appetite for the full Corel Painter product from which it is derived.

Another active focus for us is expanding the breadth of distribution of our products through innovation around the business models for each of our products. We develop customized versions of our products that allow us to reach new markets, or reach existing markets in new ways. Corel Snapfire is a photo-organizing, editing and sharing application that is available for free download from Corel.com that provides an up-sell path to Corel Snapfire Plus, a version of the same application with wider capabilities. Working with Dell, we have also created a starter edition version of Corel Snapfire Plus which ships with all of their consumer PCs. The Snapfire platform is providing us with a new way of engaging both traditional (hardware OEM) and non-traditional partners, and the same model is being expanded out to encompass our other products.

Employees

As of November 30, 2006, we had approximately 608 full-time employees, of which 219 employees were engaged in sales and marketing, 189 were engaged in research and development and the remaining 200 were engaged in general administration, finance and customer support. We have employees in 17 countries, including 515 employees in our North American operations, 78 employees in Europe, the Middle East and Africa (“EMEA”) and 15 employees in other areas of the world as of November 30, 2006. In addition, as a result of our acquisition of InterVideo on December 12, 2006, we have added approximately 800 new employees as at the time of the closing of the transaction.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is a risk that we will not continue to be successful in the future. See “Item 1A — Risk Factors — We rely on our ability to recruit and retain qualified employees.” None of our employees are subject to collective bargaining agreements. Management believes relations with employees are generally good.

Acquisition of InterVideo

On December 12, 2006, we completed the acquisition of InterVideo, a leading provider of digital media authoring and playback software, with a focus on high-definition video and DVD technologies. We purchased InterVideo for $13.00 per share of InterVideo common stock resulting in an aggregate acquisition price of $198.6 million in an all cash transaction. We financed the acquisition through a combination of our cash reserves, InterVideo’s cash reserves and debt financing which included an amendment to our existing credit agreement to increase available term borrowings by $70.0 million.

Our acquisition of InterVideo will have a significant impact on our assets, revenue, income, and cash flows. The acquisition is deemed to be of the highest level of significance under Regulation S-X based on assets, net income and the purchase price.

This acquisition substantially expands our presence in the digital media software market by creating a broad portfolio of digital imaging and DVD video products. With the addition of InterVideo, we will deliver easy-to-use, multi-purpose high-definition video, imaging, and DVD creation products to consumers and enterprises worldwide while extending our presence in emerging markets. The acquisition combines our key strengths — business model innovation, understanding of end user requirements and established distribution in the Americas and Europe — with InterVideo’s core assets, which include video technology innovation, established partnerships with the world’s leading PC OEM partners and strong market presence in the Asia Pacific region.

In 2005, InterVideo acquired a majority interest in Ulead, a leading developer of video imaging and DVD authoring software for desktop, server, mobile and Internet platforms. We completed the acquisition of the remaining interest in Ulead on December 28, 2006.

There are many expected cost synergies that will arise from this acquisition, which will result in an expected reduction of the combined companies’ expenses across all functions as a percentage of total sales. We are in the process of executing our integration and restructuring plan to meet these cost reduction targets. This restructuring plan includes the integration of financial systems, information technology and human resource processes. We expect significant restructuring activity to be completed by the end of the second quarter of our fiscal year ending November 30, 2007.

We have converted outstanding stock options held by InterVideo employees into options to purchase our common shares. We have also assumed pension obligations under benefit plans of various InterVideo employees.

For the nine months ended September 30, 2006, InterVideo generated revenues of $86.0 million as compared to $78.5 million for the comparable period in the prior year, representing a 9.5% increase. InterVideo generated positive net income and operating cash flows for both of the nine-month periods ended September 30, 2006 and 2005.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	Percentage
InterVideo Selected Financial Data	2005	2006	Change
	(Unaudited, in thousands)

Revenues	78,512	85,971	9.5%
Gross Profit	48,991	44,090	(10.0)
Net Income	3,368	117	(96.5)
Operating Cash Flows	7,998	4,855	(39.3)

As a result of purchase accounting, we are unable to recognize certain revenue associated with InterVideo and Ulead OEM partners. This will have a significant impact on first quarter revenues, due to our accounting policies for recognizing revenue from our OEM partners. We will not recognize as revenue any InterVideo or Ulead products that were physically sold prior to December 12, 2006 even though we would normally recognize such revenues when we receive a sell through report from our partners. This does not directly impact cash flows, but the combined first quarter 2007 revenues are anticipated to be approximately $15.0 million lower than would be the case if we did not apply purchase accounting.

Financial Information by Business Segment and Geographic Data

We operate in one business segment, the packaged software segment. Subsequent to our acquisition of InterVideo we expect to continue to operate in one business segment. For information regarding our geographic data, please refer to Note 18 — Segment Reporting of our Notes to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at http://www.corel.com as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K unless otherwise noted.

ITEM 1A.	RISK FACTORS

Risks Relating to our Business

Our quarterly operating results may fluctuate depending on the timing and success of product releases, which may result in volatility of our stock price.

Our products generally have release cycles of between 12 and 24 months, and we typically earn the largest portion of revenues for a particular product during the first half of its release cycle. If new versions of our software do not achieve widespread market acceptance, our results of operations will be adversely affected. Because the timing and success of new product and product upgrade releases have a significant impact on our revenues and expenses and release dates do not conform to a fiscal year cycle, it is difficult to discern meaningful trends in our business by comparing our financial results for any two fiscal quarters. Due to the impact of releases of new products and versions, our future operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any delays or failures in developing enhancements and marketing our new versions of our products or product upgrades may have a harmful impact on our results of operations.

We may not realize the anticipated benefits of our acquisition of InterVideo and the integration of InterVideo or other acquired companies may disrupt our business and management.

Achieving the benefits of the InterVideo acquisition will depend in part on the successful integration of InterVideo’s operations, products and personnel in a timely and efficient manner. We cannot assure you that we will be able to do so quickly and effectively. Integrating InterVideo will be a costly and time-consuming process, particularly in light of the fact that InterVideo has significant operations in the Asia Pacific region. In addition, the proposed acquisition and subsequent integration is likely to require significant time and attention of management that would otherwise be focused on ongoing operations and product development. The diversion of management resources could negatively affect our ability to operate, increase sales and to retain key employees after the acquisition. The challenges involved in this integration include, among others:

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

We have grown, and may continue to grow, through acquisitions that give rise to risks and challenges that could adversely affect our future financial results.

We have in the past acquired, and we expect to acquire in the future, other businesses, business units, and technologies. Acquisitions involve a number of special risks and challenges, including:

•	Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, and technology;

•	Diversion of management time and attention from our existing business and other business opportunities;

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	Assumption of debt or other liabilities of the acquired business, including litigation related to alleged liabilities of the acquired business;

•	The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements;

•	Dilution of stock ownership of existing stockholders, or earnings per share;

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act; and

•	Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense.

Integrating acquired businesses has been and will continue to be a complex, time consuming, and expensive process, and can impact the effectiveness of our internal controls over financial reporting.

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or undergo other adverse effects that we currently do not foresee. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. In addition, because acquisitions of technology companies are inherently risky, no assurance can be given that our previous or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition.

The long-term trend in our business reflects growth in revenues from acquisitions and not our existing products.

Although our financial results have improved since our acquisition by Vector Capital, a significant portion of that improvement resulted from our implementation of cost reduction initiatives, including a significant reduction in our workforce, as well as additional revenue we had obtained primarily through the sale of products acquired through acquisitions. The effects of these initiatives and whether the improvement in our operating results is sustainable over the long-term has yet to be demonstrated. If we are successful in completing further acquisitions, we may incur substantial additional costs, including increased amortization expense and restructuring and acquisition-related charges. As a result of these and other factors there is a risk we will not be able to reverse the long-term trend in our revenues or improve our operating results in the future.

We rely on the accuracy of our customers’ sales reports for collecting and reporting revenue. If these reports are not accurate, our reported revenue will be inaccurate.

Because of the nature of the distribution and sales of our products, we rely on our distributors’ and resellers’ sales reports in order to collect and report our revenue. If any of our customer reports are inaccurate, the revenue we collect and report will be inaccurate, and we may be required to make an adjustment to our revenue for a subsequent period, which could harm our credibility in the financial community.

If we fail to manage our growth effectively, our business could be harmed.

Our ability to effectively manage and control any future growth may be limited. To manage any growth, our management must continue to improve our operational, information and financial systems, procedures and controls and expand, train, retain and manage our employees. If our systems, procedures and controls are inadequate to support our operations, any expansion could decrease or stop, and investors may lose confidence in our operations or financial results. If we are unable to manage growth effectively, our business and operating results could be adversely affected, and any failure to develop and maintain adequate internal controls over financial reporting could cause the trading price of our shares to decline substantially.

Our core products compete with products offered by Microsoft and Adobe, which have dominant market positions and other significant competitive advantages.

Our WordPerfect Suite competes with Microsoft Office which has in excess of 97% of the North American market for office suite software. In addition, our graphics and digital imaging products compete with similar products offered by Adobe, which has in excess of 50% of the global packaged graphics and digital imaging software market in which we compete. It is extremely difficult for us to increase our market share among existing software users because they tend to have high levels of brand loyalty due to the actual or perceived cost, time and effort required to transition existing files and learn how to use new software. The existence of these dominant brands also makes it more difficult for us to attract first-time software buyers because Microsoft and Adobe can offer ubiquitous products that enable file sharing with other users of their respective products without compatibility concerns.

In addition to having dominant market positions, Microsoft and Adobe enjoy a number of other competitive advantages that result from having large scale operations, leading brand identities and significantly greater financial and other resources than we do. These advantages include, among others:

•	sales and marketing advantages;

•	advantages in the recruitment and retention of skilled technical personnel;

•	advantages in the establishment and negotiation of profitable strategic, distribution and customer relationships;

•	advantages in the development and acquisition of innovative software technology and the acquisition of software companies;

•	greater ability to pursue larger scale product development and distribution initiatives on a global basis; and

•	operational advantages.

Microsoft and Adobe also offer broader product lines than we do, including software products outside of the productivity and graphics and digital imaging markets, that provide them with greater opportunities to bundle and cross-sell software products to their large user bases. Because we generally rely on having lower prices than Microsoft and Adobe to attract customers, to the extent Microsoft and/or Adobe were to offer products comparable to ours at a similar price, our revenues would decline and our business would be harmed.

We face significant competitive threats from Internet companies that may offer competitive software products at little or no cost to consumers to increase their market presence and user base.

Large online services companies are constantly seeking new ways to drive Internet traffic to their websites and increase their user bases. Because these companies primarily earn revenues through the sale of advertising or the collection of subscription fees, they are often willing to provide free or low cost products and services to their users to increase usage of their core services. For example, in October 2005 Google and Sun MicroSystems announced that they had expanded their relationship to include distribution of Google’s search toolbar with downloads of Sun’s Java Runtime Environment. Sun and Google also implied that, in the future, their relationship may also extend to the distribution of productivity software. Google, Yahoo! and

AOL now provide users with free email services, and Google, Shutterfly, AOL and Snapfish, among others, provide free online digital photograph management and editing applications. In addition, it was recently announced that Google has acquired Upstartle, a developer of an online word processing application. These and other online services companies have broad access to our target customer group, and if they begin to provide their users with software products with similar features and functionality to our products, we may be unable to maintain our prices and our operating results could be adversely affected.

Our success depends on our ability to offer products that are highly compatible with products offered by Microsoft and Adobe.

Software users often share files, making it critical that our products remain compatible with products that have dominant market positions. To make our products compatible with products offered by Microsoft, Adobe and others, we often rely on technical information provided to us through informal cooperative arrangements. We have no contractual right to receive this technical information, and if these competitors are unwilling to provide it to us, we may be unable to continue to provide products that are compatible with their products. In the past, we received technical specifications from both Adobe and Macromedia which were competing with each other in the graphics and digital imaging software market. In December 2005, Adobe acquired Macromedia, and it is unclear whether the combined company will cooperate with us in the future to the same extent Adobe and Macromedia individually have in the past.

Although we have been able to achieve a high level of compatibility with Microsoft products in the past, it is often impossible for us to achieve the same level of functionality and performance as Microsoft’s products because its products benefit from technology embedded in the Microsoft Windows operating system and other Microsoft software applications, which places us at a competitive disadvantage.

Since it is often technically impossible for us to develop products that are compatible in all respects with the leading brands, there is also a risk that any non-compatible features will be criticized in the market and damage our reputation. If our products are not sufficiently compatible or are not perceived to be compatible with the leading brands for any reason, we would lose a key element of our value proposition and our revenues and results of operations would be adversely affected.

Our products are complex and may contain errors or defects resulting from such complexity.

The software products we develop and the associated professional services we offer are complex and must meet stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing software market. Our software products and services may contain undetected errors or defects, especially when first introduced or when new versions are released. Failure to achieve acceptance could result in a delay in, or inability to, receive payment. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources, increased service and warranty costs and related litigation expenses and potential liability to third parties, any of which could harm our business.

The manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors.

Traditionally, most consumer software has been sold as a separate stand-alone item through retail vendors. Increasingly, software products are being bundled with hardware or online services and sold directly by the equipment manufacturers and online services companies. Although we have relationships to bundle our productivity software with personal computers and online services, we do not yet have any relationships with digital camera manufacturers to bundle our graphics and digital imaging software with their digital cameras. If we are not successful in forging distribution arrangements with digital camera manufacturers or additional participants in all the markets we serve, our competitors may gain a significant competitive advantage.

We generally receive lower prices for software that is bundled with hardware or services than we receive for physically packaged software. In the case of software bundled with hardware, we generally bundle lower functionality versions of our software and provide the opportunity for users to upgrade to more full-featured versions. Accordingly, even if we are successful in expanding our relationships with OEMs, our revenues may decline to the extent purchasers through these channels do not purchase our software through the retail channel or elect not to purchase our software upgrades.

The increasing percentage of packaged software distributed by OEMs and over the Internet presents a number of challenges and competitive threats. We currently distribute a substantial portion of our products in retail locations around the world and view our retail distribution network as a competitive strength. To the extent that retail software distribution represents a diminishing percentage of total software sales, the relative benefits of our retail network will decline. A declining percentage of our sales have been derived from our retail distribution channel, and we expect this trend to continue. If in the future we need to reduce the size or scope of our retail distribution network, we will likely incur significant restructuring charges which would adversely affect our results of operations.

In addition, competitors such as Microsoft, increasingly are incorporating additional functionality into the Windows operating system at no additional cost which could render some or all of our products obsolete.

With the growth in the Internet as a medium to download and purchase software, we expect to face increasing competition from smaller software providers.

The increasing popularity of the Internet as a medium to purchase software is enabling smaller software providers to distribute products with minimal upfront costs or resources. In the past, a substantial barrier to entry into the packaged software market for small-scale providers has been the need to manufacture, package and distribute software through a retail or commercial distribution chain. To the extent consumers increasingly purchase software over the Internet, we expect to face increased competition from small software development companies and programmers worldwide. Online software distribution has certain inherent advantages over physically packaged software, such as the reduction or elimination of manufacturing, packaging, shipping and inventory costs. New entrants that have business models focused on Internet distribution may have more favorable cost structures than companies such as ours that employ a multi-channel distribution network, which could give those competitors cost savings, pricing and profitability advantages.

Because there are a small number of large PC original equipment manufacturers, we only have a limited number of potential new large original equipment manufacturer customers, which will cause revenue to grow at a slower rate.

At present, we distribute a number of our products bundled with product offerings of original equipment manufacturers such as Lenovo and Dell. There are comparatively few large-scale original equipment manufacturers. Our reliance on this sales channel involves many risks, including:

•	Our lack of control over the shipping dates or volume of systems shipped;

•	Our OEM partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers;

•	Our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due, among other things, to an increasingly competitive relationship with certain partners;

•	Sales through our OEM partners are subject to changes in strategic direction, competitive risks, and other issues that could result in reduction of OEM sales;

•	The development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenues;

•	The time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market; and

•	Our OEM partners may develop, market, and distribute their own products and market and distribute products of our competitors, which could reduce our sales.

Slow growth, or negative growth, in the PC industry could reduce demand for our product, and reduce gross profit.

Our revenue depends in large part on the demand for our products by PC OEMs. The PC industry has experienced slow or negative growth in the recent past due to general economic slowdowns, market saturation and other factors. If slow growth in the PC industry continues or negative growth occurs, demand for our products may decrease. Furthermore, if a reduction in demand for our products occurs, we may not be able to reduce expenses commensurately, due in part to the continuing need for research and development. Accordingly, continued slow growth or negative growth in the PC industry could reduce our gross profit.

Open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply.

Open source refers to the free sharing of software code used to build applications in the software development community. Individual programmers may modify and create derivative works and distribute them at no cost to the end user. To the extent that open source software is developed that has the same or similar functionality as our products, demand for our software may decline, we may have to reduce the prices we charge for our products and our results of operations may be negatively affected.

In addition, there is continuing pressure on the software industry to adopt standardized file formats. Microsoft recently released the specifications for one file format which has been implemented in its next generation office suite. While we generally support the adoption of open standards, this change may make it easier for other software companies to produce productivity software that is compatible with Microsoft Office. In the past we have been one of a small group of companies that offer productivity software that directly competes with Microsoft Office applications and is also compatible with those applications. If the proposed Microsoft Office open file format, or any other open file format, becomes the industry accepted standard, we could lose a key competitive advantage.

Our prices may decline, which could harm our operating results.

We believe that a variety of factors in the current market could contribute to the risk that prices and possibly our gross margins will decrease in future fiscal quarters. For example, as our customers continue to assess their business strategies and their budgets for our or our competitors, product offerings, we may feel additional pressure to lower our prices.

We rely on relationships with a small number of companies for a significant percentage of our revenues, and if any of these companies terminates its relationship with us, our revenues could decline.

In our fiscal year ended November 30, 2006, we derived 10.3% of our revenues from our relationship with Dell. To the extent our relationships with Dell or other large customers are interrupted or terminated for any reason, our revenues may decline. In addition, our agreements with these companies only provide a general framework governing our relationships. These agreements do not contain any exclusivity provisions, and these companies have no obligation to purchase a minimum quantity of our products, promote our products or continue distributing our products. Each of these companies also distributes the products of our direct competitors. Accordingly, these companies may stop distributing our products, they may feature competitive products more prominently or they may fail to effectively promote the sale of our products to their customers, which would harm our competitive position and operating results.

If we fail to maintain strong relationships with our resellers and distributors, our ability to successfully deploy and sell our products may be harmed.

We primarily market our product offerings through resellers (such as Office Depot and Best Buy) and distributors (such as Ingram Micro). We focus our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors licensing a large amount of our products. Our distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

An interruption of our supply of certain products of key components from our sole source supplier, or a price increase in such products or complements, could hurt our business.

We have chosen to outsource the manufacturing and distribution of many of our desktop software products to ModusLink, a third party provider. Although our reliance on a single supplier provides us with efficiencies and enhanced bargaining power, poor performance by or lack of effective communication with this contractor can significantly harm our financial condition and results of operations. This risk is amplified by the fact that we carry very little inventory and rely on just-in-time manufacturing processes.

The packaged software industry is subject to rapid technological change, and if we fail to respond to dynamic market forces, our position within the industry will be harmed.

The packaged software industry is characterized by rapid technological change. If our competitors are able to develop innovative new features or functionality that we are unable to replicate or if we experience delays in providing competing features or functionality, our business may suffer. Moreover, we devote the majority of our research and development efforts toward enhancing our existing product lines rather than pursuing the development of new applications. If our competitors are able to make significant innovative improvements to their products or develop new products with substantially enhanced capabilities, our products may become obsolete or our value proposition may become less attractive.

Our recent growth through acquisitions may not be representative of future growth.

Because our products and markets are relatively mature, and since our strategy does not include internal development of new product lines, our prospects for future growth are highly dependent on our ability to complete acquisitions of complementary businesses, products or technologies. Recent increases in our revenues are primarily attributable to the inclusion of WinZip’s revenues in our 2005 results and our acquisition of Jasc in October 2004. We expect that our growth in our fiscal year ended November 30, 2007 will be attributable to our recent acquisition of InterVideo. Our reliance on acquisitions as a primary means of achieving future growth involves a number of risks and uncertainties, many of which are beyond our control. For example, the purchase price for acquisitions will depend significantly on overall market conditions, the degree of competition from other strategic or financial buyers and the availability of attractive acquisition candidates with complementary products or services. In addition, we may need debt or equity financing to pay for acquisitions, which may not be available to us on acceptable terms or at all. Our ability to use our common shares as currency to pay for acquisitions will depend on the trading price of our common shares, which may be volatile. If we cannot successfully execute our acquisition strategy our growth will be constrained and the value of our common shares will decline.

In the past, we relied on Vector Capital for advice and consulting services in connection with our acquisitions of Jasc, WinZip and InterVideo. Although we have entered into an advisory services agreement with Vector Capital, it is not obligated to provide these services in the future. If, for any reason, Vector Capital does not continue to provide such services, we may not be able to hire consultants with comparable expertise. The loss of Vector Capital’s advisory services would likely increase the relative burden on our management in identifying, analyzing and negotiating acquisitions and could make it more difficult for us to grow our business.

We are subject to risks associated with international operations that may harm our business.

In our fiscal year ended November 30, 2006, we derived approximately 41.1% of our total revenues from sales to customers outside of the Americas. Our international operations subject us to a number of risks, challenges and uncertainties, including the following:

•	foreign currency fluctuations;

•	increased software piracy and uncertainty with respect to the enforcement of intellectual property rights;

•	international economic and political conditions;

•	labor and employment laws, particularly in Europe, which make it difficult to maintain flexible staffing levels;

•	tariffs, quotas and other trade barriers and restrictions;

•	difficulties and expenses in localizing our products, particularly in Asian markets;

•	difficulties inherent in staffing and managing foreign operations; and

•	the burdens of complying with a variety of foreign laws.

In addition, because increasing the scope of our operations in emerging economies, such as China, India, Eastern Europe and Latin America, is a key element of our growth strategy, we expect that our exposure to the risks and uncertainties described above will increase in the future.

We may incur losses associated with currency fluctuations and may not effectively reduce our exposure.

Our operating results are subject to volatility resulting from fluctuations in foreign currency exchange rates. For example, we incur a disproportionate percentage of costs in Canadian dollars as compared to Canadian dollar revenues. As a result, our results will be negatively affected if the Canadian dollar rises relative to the U.S. dollar. Although we attempt to mitigate a portion of these risks through foreign currency hedging, these activities may not effectively offset the adverse financial effect resulting from unfavorable movement in foreign currency exchange rates.

Our business may be constrained by the intellectual property rights of others, and we have been and are currently subject to claims of intellectual property infringement, which are costly and time-consuming to defend.

The software industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. We may be constrained by the intellectual property rights of others. We are currently a defendant in a material lawsuit alleging intellectual property infringement, and we may again in the future have to defend against intellectual property lawsuits. See “Item 3 — Legal Proceedings”. We may not prevail in our current or future intellectual property litigation given the complex technical issues and inherent uncertainties in litigation. We have in the past and expect that we will in the future receive correspondence alleging that our products infringe the intellectual property rights of others. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development or release delays or require us to enter into costly royalty or licensing agreements. In addition, some of our agreements with customers and distributors, including OEMs and online services companies, require us to indemnify these parties for third-party intellectual property infringement claims, and many of these indemnification obligations are not subject to monetary limits. The existence of these indemnification provisions could increase our cost of litigation and could significantly increase our exposure to losses from an adverse ruling.

We may be unable to maintain licenses to third-party technology that is integrated into our products.

We integrate third-party technology into our software products. Although we are not currently reliant on any technology license agreement from a single third party, if we were to lose our rights to technology licensed to us by several third parties, our business could be significantly disrupted, particularly if the technology subject to those agreements was either no longer available to us or no longer offered on commercially reasonable terms. In either case, if we are unable to redesign our software to function without this third-party technology or to obtain or internally develop similar technology, we might be forced to limit the features available in our current or future products.

Our success depends heavily on our ability to adequately protect our intellectual property.

We depend upon our ability to protect our technology. Our means of protecting our intellectual property may not be adequate to prevent others from misappropriating or otherwise obtaining and using information that we regard as proprietary. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We may be unable to obtain effective patent or trademark protection in the future. Policing unauthorized use of our software is difficult and costly, particularly in countries where the laws may not protect our proprietary rights as fully as in the U.S. and Canada. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We have placed source code for our software in escrow, and this source code may, under certain circumstances, be made available to certain of our customers, distributors or OEMs. We also work with translators, localizers and independent software developers, and these third parties have access to proprietary information relating to our technology. While we have entered into confidentiality and non-competition agreements with these third parties and their employees, these arrangements could increase the ease or likelihood of potential misappropriation or other misuse of our intellectual property.

Further, our software products contain open source software code licensed to us under various open source licenses. We rely in part on third parties to develop our software and may not be able to verify whether the components developed by these third parties contain additional open source code. Open source code may impose limitations on our ability to sell our products because, among other reasons, open source license terms may result in unanticipated obligations regarding our products and the disclosure of underlying derivative source code, and open source software cannot be protected under trade secret law.

As a global business, we have a relatively complex tax structure, and there is a risk that tax authorities will disagree with our tax positions.

We have tax losses carried forward available to offset future taxable income of approximately $216.0 million as of November 30, 2006. Approximately 90% of our tax losses are in Canada. Under Canadian tax rules, we can only use losses to offset future taxable income from the same business or a business that is similar to the one that incurred the losses. While our Canadian losses are not subject to any annual deduction limitations, the losses do have relatively short time periods until they expire. We may not be able to use all of our Canadian losses before their expiration between the tax years 2007 through 2021. As of November 30, 2006, we also had approximately $185.0 million of tax depreciation in Canada that would be available to offset taxable income in future years. We have not recorded a financial statement benefit for these attributes. We have not been subject to a tax audit or review for several years, and while we believe that our tax assets have been appropriately determined, there is a risk that, in the event of an audit, the tax authorities would not agree with our position. Any adverse determination by a tax authority would effectively increase our future tax obligations, to the extent we earn taxable income.

Since we conduct operations worldwide through our foreign subsidiaries, we are subject to complex transfer pricing regulations in the countries in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between us and our foreign affiliates be priced on a basis that would be comparable to an arm’s length transaction and that contemporaneous documentation be maintained to support the tax allocation. Although uniform transfer pricing standards are emerging in many of the countries in which we operate, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. To the extent Canadian or any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties.

The taxes we owe for our WinZip business are based in part on maintaining substantial business operations in an overseas jurisdiction, which has favorable tax laws. If tax authorities determined that we did not maintain business operations in this jurisdiction sufficient to remain subject to these tax provisions, our effective tax rate would increase, and we could become subject to significant tax liabilities, penalties and interest.

Our substantial indebtedness could affect our financing options and liquidity.

As of December 12, 2006, following our acquisition of InterVideo, we had approximately $160.0 million of total debt outstanding and a $75.0 million revolving credit facility. Our indebtedness is secured by substantially all of our assets and could have important consequences to our business or the holders of our common shares, including:

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;

•	requiring a significant portion of our cash flow from operations to be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for other purposes;

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures; and

•	making it more difficult to pay dividends on our common shares, if we decide to do so.

In addition, because all of our debt bears interest at variable rates, we are subject to interest rate risk in the event interest rates increase at a faster pace and/or to higher levels than we have experienced in recent periods due to the current relatively low levels compared to historic averages. See “Item 7A — Quantitive and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

We are subject to restrictive debt covenants that impose operating and financial restrictions on our operations and could limit our ability to grow our business.

Covenants contained in our debt facilities impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things, our incurrence of additional indebtedness, acquisitions, asset sales and the creation of certain types of liens. As part of our current term loan agreement, we are permitted to make acquisitions up to an aggregate consideration of $300.0 million, provided that the aggregate consideration consisting of cash and indebtedness assumed or incurred in connection with acquisition does not exceed $200.0 million over the term of the credit facilities. For amounts exceeding that amount, we are required to seek the consent of our lenders.

These restrictions could limit our ability to obtain future financing, withstand downturns in our business or take advantage of business opportunities. Furthermore, our debt facilities require us to maintain specified financial ratios and to satisfy specified financial condition tests, and under certain circumstances require us to make quarterly mandatory prepayments with a portion of our available cash. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. As of November 30, 2006 we are in compliance with all of our debt covenants.

If we do not provide acceptable customer support, our reputation will suffer and it will be difficult to retain existing customers or to acquire new customers.

The effectiveness of our customer service and technical support operations are critical to customer satisfaction and our financial success. If we do not respond effectively to service and technical support requests we will lose customers and miss revenue opportunities, such as product renewals and new product sales. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. If we do not adequately train our support representatives our customers will not receive an appropriate level of support, we will lose customers and our financial results will suffer.

Risks Related to an Investment in our Common Shares

Our common share price is likely to be volatile.

The market price of our common shares may be volatile in response to a number of events, including:

•	our quarterly operating results;

•	sales of our common shares by principal shareholders;

•	future announcements concerning our or our competitors’ businesses;

•	changes in financial forecasts and recommendations by securities analysts or the termination of coverage by one or more securities analysts;

•	actions of our competitors;

•	general market, economic and political conditions;

•	natural disasters, terrorist attacks and acts of war; and

•	the other risks described in this section.

Future sales, or the possibility of future sales, of a substantial amount of common shares may depress the price of the common shares.

Future sales, or the availability for sale, of substantial amounts of common shares in the public market could adversely affect the prevailing market price of our common shares. All of the common shares sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act of 1933. The remaining common shares outstanding are restricted securities within the meaning of Rule 144 under the Securities Act, and are eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. Holders of substantially all of our outstanding restricted shares have the right to require us to register the resale of their shares.

We are authorized to issue up to 4,169,023 common shares or other securities pursuant to our equity compensation plans. Pursuant to our acquisition of InterVideo, we assumed the InterVideo stock option plans. Accordingly, 1,700,717 common shares may be issued upon the exercise of InterVideo options. We have registered on Form S-8 registration statements the common shares issuable under these plans.

Vector Capital has significant control over our business and you may not have the same corporate governance protections you would have if we were not a controlled company.

Vector Capital owns approximately 72% of our outstanding common shares. As a result, Vector Capital has the ability to influence our business, policies and affairs and has the ability to control the outcome of all elections of directors and any shareholder vote regarding a merger, other extraordinary transaction or any other matters. Messrs. Slusky and Mehta, who are members of our Board, are principals of Vector Capital. Vector Capital will have no separate contractual rights to nominate any directors. There is a risk that the interests of Vector Capital and these directors will not be consistent with the interests of other holders of common shares.

In addition, for so long as Vector Capital or any other entity or group owns more than 50% of the total voting power of our common shares, we will be a “controlled company” within the meaning of Nasdaq and applicable Canadian securities regulations and, as a result, will qualify for exemptions from certain corporate governance requirements. As a controlled company, we are exempt from several Nasdaq standards, including the requirements:

•	that a majority of our Board consists of independent directors;

•	that our prospective directors be nominated solely by independent directors; and

•	that the compensation of our executive officers be determined solely by independent directors.

We intend to rely on these exemptions and as a result, a majority of our Board will not be independent. In addition, while we will have a nominating and corporate governance committee and a compensation committee, these committees will not consist entirely of independent directors. Our audit committee has only two independent directors for the transition period ending April 25, 2007, as permitted by applicable Nasdaq and SEC rules and by the rules and regulations of the Canadian provincial securities regulatory authorities. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Vector Capital’s ownership of a majority of our common shares, coupled with provisions contained in our articles of incorporation and Canadian law, reduce the likelihood that you will receive a premium upon a change of control.

As our controlling shareholder, Vector Capital has the sole ability to transfer control of our company to a third party, making it possible that you will not receive a premium upon a change of control. In addition, even if and when no single shareholder controls us, provisions of our articles of incorporation and Canadian law may delay or impede a change of control transaction. Our authorized preferred shares are available for issuance from time to time at the discretion of our Board, without shareholder approval. Our Board has the authority, subject to applicable Canadian corporate law, to determine the special rights and restrictions granted to or imposed on any wholly unissued series of preferred shares, and such rights may be superior to those of our common shares. Limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition of Canada to review any acquisition of a significant interest in us and grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets as calculated pursuant to the legislation exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to be a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive our shareholders of the opportunity to sell their common shares.

You may be unable to enforce actions against us, certain of our directors and officers or our independent public accounting firm under U.S. federal securities laws.

A majority of our directors and officers, as well as our independent public accounting firm, reside principally in Canada. Because all or a substantial portion of our assets and the assets of these persons are located outside the U.S., it may not be possible for you to effect service of process within the U.S. upon us or those persons. Furthermore it may not be possible for you to enforce judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the U.S. against us or those persons. There is doubt as to the enforceability in original actions in Canadian courts of liabilities based upon the U.S. federal securities laws, and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us, certain of our directors and officers or our independent public accounting firm.

U.S. investors in our company could suffer adverse tax consequences if we are characterized as a passive foreign investment company.

If, for any taxable year, our passive income or our assets that produce passive income exceed levels provided by U.S. law, we may be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to our shareholders. If we were classified as a PFIC, our U.S. shareholders could be subject to increased U.S. federal income tax liability upon the sale or other disposition of our common shares or upon the receipt of amounts treated as “excess distributions.” U.S. shareholders should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of investing in our common shares as well as the specific application of the “excess distribution” and other rules discussed in this paragraph. See “Item 5 — Material United States Federal and Canadian Income Tax Consequences.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive office and registered office is located in Ottawa, Ontario, Canada. The following chart, updated as of November 30, 2006, outlines significant properties that we currently lease for operations. In addition to these, we lease office space in various countries around the world where we perform sales and marketing functions. Management believes that these facilities are well maintained, are adequate for our immediate needs and that additional space is available if needed to accommodate expansion.

		Area	Expiration
Location	Purpose	(in square feet)	Year

Ottawa, Canada	Corporate Head Office	69,652	2010
Eden Prairie, Minnesota	Sales and Development	74,224	2008
Tualitin, Oregon	Sales and Development	10,908	2012
Maidenhead, England	Sales and Administration	10,549	2015
Mansfield, Connecticut	Sales, Operations and Administration	8,890	2009
Munich, Germany	Sales and Administration	6,657	2007
Munich, Germany	iGrafx Sales and Administration	3,152	2007
Tokyo, Japan	Sales and Administration	1,531	2007

The following table sets forth the location, approximate square footage, and purpose of each principal property that we assumed following the closing of our acquisition of InterVideo on December 12, 2006. We lease or sublease all of these properties. As of December 12, 2006, InterVideo had 19 premises leases. The table below lists the principal and active facilities:

		Area	Expiration
Location	Purpose	(in sq. ft.)	Year

Taipei, Taiwan	Ulead Corporate and InterVideo	51,000	2013
Fremont, California	Corporate/Research and Development/Sales and Marketing	35,069	2011
Taipei, Taiwan	Research and Development/Sales and Marketing	24,167	2009
Shanghai, China	Research and Development/Sales and Marketing	16,258	2007
Bangalore, India	Research and Development/Sales and Marketing	5,500	2007
Kanagawa, Japan	Sales and Marketing	3,417	2008

ITEM 3.	LEGAL PROCEEDINGS

At November 30, 2006, we were a defendant in an ongoing patent infringement proceeding described below:

Electronics For Imaging, Inc., Massachusetts Institute of Technology v. Corel Corporation et al. Plaintiffs filed this patent infringement action on December 28, 2001 against us and 213 other defendants in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patent 4,500,919. The patent expired on May 6, 2002. Plaintiffs allege that the defendants infringed the patent through the use of various color management and correction systems in their products. Plaintiffs seek unspecified damages and attorneys fees. Following the Markman hearing and the trial court’s rulings on various summary judgment motions the plaintiffs dismissed all claims against every remaining defendant except us, Microsoft, Roxio, Abacus and MGI Software. The plaintiffs then stipulated to non-infringement in respect of these remaining defendants including us, and the action was dismissed in November 2004. In December 2004, the plaintiffs filed an appeal of various interlocutory rulings by the trial court including the trial court’s ruling on the Markman hearing and certain of the summary judgment decisions. On September 13, 2006 the U.S. Court of Appeals for the Federal Circuit issued a decision on the appeal vacating, in part, the trial court’s dismissal and remanding the matter back to the trial court for further proceedings consistent with the Court of Appeals’ ruling. We believe we have meritorious defenses to the plaintiffs’ claims and intend to defend the litigation vigorously. However, the ultimate outcome of the litigation is uncertain.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Nasdaq Global Market under the symbol “CREL” and on the TSX under the symbol “CRE”. The following table sets forth the high and low closing sales prices per share of our common shares as reported on the Nasdaq Global Market, as applicable, and the TSX for each of the quarters during our fiscal year ended November 30, 2006. Our common shares commenced trading on the Nasdaq Global Market and the TSX on April 26, 2006.

	Year Ended November 30, 2006
	Corel Corporation
	Nasdaq [US$]		TSX [C$]
	High	Low	High	Low

Q2	$16.15	$13.19	$16.15	$13.96
Q3	$12.90	$9.40	$14.09	$10.62
Q4	$14.15	$11.10	$15.92	$12.71

On January 31, 2007 the last reported sale price on the Nasdaq Global Market for our common shares was $13.00 per share. On January 31, 2007 the last reported sale price on the TSX for our common shares was C$15.43 per share.

RECORD HOLDERS

As of January 31, 2007, there were approximately 97 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in the U.S., and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

DIVIDEND POLICY

We do not currently anticipate paying dividends on our common shares. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as the Board deems relevant. In addition, our indebtedness limits our ability to pay dividends and we may in the future become subject to debt instruments or other agreements that further limit our ability to pay dividends.

In connection with our acquisition by Vector Capital, we distributed $4.1 million to Vector Capital in 2003 and we used $69.8 million to fund the repurchase of our common shares in the going private transaction. In addition, we paid $41.0 million of distributions to our shareholders in our fiscal year ended November 30, 2004 and $85.3 million of distributions to our shareholders during our fiscal year ended November 30, 2005. WinZip paid a $12.0 million dividend to Vector Capital in June 2005 and paid a $7.5 million dividend to Vector Capital in March 2006. Those payments are not indicative of our future dividend policy for the foreseeable future.

MATERIAL UNITED STATES FEDERAL AND CANADIAN INCOME TAX CONSEQUENCES

General

The following discussion of material U.S. federal income tax consequences and Canadian federal income tax consequences of ownership of our common shares is included for general information purposes only and does not purport to be a complete description of all potential tax consequences.

Material U.S. Federal Income Tax Consequences

This section summarizes the material United States federal income tax consequences to “U.S. Holders” (as defined below) of the ownership and disposition of our common shares. This section is included for general information purposes only and assumes that you hold your common shares as capital assets within the meaning of Section 1221 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for United States federal income tax purposes. In addition, this discussion does not address the tax consequences arising under the tax laws of any state, locality or foreign jurisdiction. Furthermore, this section does not purport to be a complete analysis of all of the potential United States federal income tax considerations that may be relevant to particular holders of our common shares in light of their particular circumstances, nor does it deal with all United States federal income tax consequences applicable to holders subject to special tax rules, including banks, brokers, dealers in securities or currencies, traders in securities that elect to use a mark-to-market method of accounting for their securities holdings, tax-exempt entities, insurance companies, persons liable for alternative minimum tax, persons that actually or constructively own 10 percent or more of our common shares, persons that hold common shares as part of a straddle or a hedging, constructive sale, synthetic security, conversion or other integrated transaction, pass-through entities (e.g., partnerships), persons whose functional currency is not the United States dollar, expatriates or former long-term residents of the United States, individual retirement accounts or other tax-deferred accounts, real estate investment trusts, or regulated investment companies.

This summary does not discuss United States federal income tax consequences to any beneficial owner of common shares that is not a U.S. Holder. For purposes of this discussion, you are a “U.S. Holder” if you are a beneficial owner of common shares and you are for United States federal income tax purposes (i) a citizen or resident of the United States, (ii) a corporation, or other entity taxable as a corporation, created or organized under the laws of the United States or any political subdivision thereof, (iii) an estate whose income is subject to United States federal income tax regardless of its source, or (iv) a trust (a) if a United States court can exercise primary supervision over the trust’s administration and one or more United States persons are authorized to control all substantial decisions of the trust or (b) that has a valid election in effect under applicable Treasury Regulations to be treated as a United States person.

If any entity that is classified as a partnership for United States federal income tax purposes holds common shares, the tax treatment of its partners will generally depend upon the status of the partner and the activities of the partnership. Partnerships and other entities that are classified as partnerships for United States federal income tax purposes and persons holding common shares through a partnership or other entity classified as a partnership for United States federal income tax purposes are urged to consult their tax advisors.

This section is based on the Code, existing and proposed Treasury regulations thereunder, published rulings, court decisions and administrative interpretations, all as currently in effect. These laws are subject to change, repeal or revocation, possibly on a retroactive basis, so as to result in United States federal income tax consequences different from those discussed below.

Taxation of Dividends

Subject to the passive foreign investment company rules discussed below, you must include in your gross income as ordinary income the gross amount of any dividend paid by us out of our current or accumulated earnings and profits (as determined for United States federal income tax purposes), including the amount of any Canadian taxes withheld from this dividend. We do not maintain calculations of our earnings and profits for United States federal income tax purposes. The dividend will not be eligible for the dividends-received deduction generally allowed to United States corporations in respect of dividends received from other United States corporations. Distributions in excess of our current and accumulated earnings and profits (as determined for United States federal income tax purposes), including the amount of any Canadian taxes withheld from the distributions, will be treated as a non-taxable return of capital to the extent of your adjusted basis in the common shares and as a capital gain to the extent such portion exceeds your adjusted basis. If you are a non-corporate U.S. Holder, dividends you receive in taxable years beginning before January 1, 2011, generally will be taxable at a rate of 15 percent, provided certain holding period and other requirements are satisfied. These requirements include (a) that we not be classified as a passive foreign investment company, and (b) that you not treat the dividend as “investment income” for purposes of the investment interest deduction rules. U.S. Holders should consult their own tax advisors regarding the application of these rules.

If you are entitled to benefits under the Canada-United States Income Tax Convention, dividends you receive with respect to common shares generally will be subject to Canadian withholding tax at the rate of 15 percent. Our dividends generally will be treated as foreign source income, except to the extent a portion of such dividends is treated as U.S. source income for purposes of calculating the foreign tax credit limitation. Accordingly, any Canadian tax withheld may, subject to certain limitations, be claimed as a foreign tax credit against your United States federal income tax liability or may be claimed as a deduction for United States federal income tax purposes. The rules relating to foreign tax credits are complex and the availability of a foreign tax credit depends on numerous factors. You should consult your own tax advisors concerning the application of the United States foreign tax credit rules to your particular situation.

Taxation of Dispositions

Subject to the passive foreign investment company rules discussed below, gain or loss you realize on the sale or other disposition of your common shares will generally be capital gain or loss for United States federal income tax purposes, and will be long-term capital gain or loss if you held your common shares for more than one year. The amount of gain or loss will be equal to the difference between the United States dollar value of the amount that you realize and your adjusted tax basis, determined in United States dollars, in your common shares. Your adjusted tax basis in our common shares will generally be the cost to you of such shares. The gain or loss will generally be gain or loss from sources within the United States for foreign tax credit limitation purposes.

Passive Foreign Investment Company Considerations

If during any taxable year, 75 percent or more of our gross income consists of certain types of “passive” income, or if the average value (or, in the first year in which we are publicly traded, the average tax basis) during a taxable year of our “passive assets” (generally, assets that produce passive income or are held for the production of passive income) is 50 percent or more of the average value of all of our assets, we will be classified as a “passive foreign investment company” (“PFIC”) for such year and for all succeeding years.

No assurance can be given that we are not a passive foreign investment company or will not be a passive foreign investment company in the future.

If we are classified as a passive foreign investment company, you may be subject to increased tax liability and an interest charge in respect of gain you realize on the sale or other disposition of your common shares and on the receipt of certain “excess distributions.” Other adverse U.S. tax consequences may also apply. The adverse consequences resulting from our being classified as a PFIC can be mitigated in some cases if you are eligible for and timely make a valid election to treat us as a “qualified electing fund” (a “QEF election”) (in which case you would be required to include in income on a current basis your pro rata share of our ordinary income and net capital gains, but not losses). However, in order for you to be able to make the QEF election, we would have to provide you with certain information. We do not expect to provide the required information.

As another alternative to the foregoing rules, if we are determined to be a PFIC, you may make a mark-to-market election to include in income each year as ordinary income an amount equal to the increase in value of your common shares for that year to deduct an amount equal to the decrease in value (but only to the extent of any net mark-to-market gains with respect to your common shares included by you in prior taxable years). However, if at any time our common shares cease to qualify as “marketable stock” you will no longer be able to make this election. There is no assurance that our shares will continue to qualify as marketable stock.

U.S. Holders should consult their own tax advisors with respect to the passive foreign investment company issue and its potential application to their particular situation.

Information Reporting and Backup Withholding

If you are a non-corporate U.S. Holder, information reporting requirements on Internal Revenue Service Form 1099 generally will apply to:

•	dividend payments or other taxable distributions made to you within the United States; and

•	the payment of proceeds to you from the sale of common shares effected at a United States office of a broker,

unless you come within certain categories of exempt recipients.

Additionally, backup withholding may apply to such payments if you are a non-corporate U.S. Holder that does not come within certain categories of exempt recipients and you:

•	fail to provide an accurate taxpayer identification number;

•	are notified by the Internal Revenue Service (“IRS”) that you have failed to report all interest and dividends required to be shown on your United States federal income tax returns; or

•	in certain circumstances, fail to comply with other applicable requirements of the backup withholding rules.

A U.S. Holder who does not provide a correct taxpayer identification number may be subject to penalties imposed by the IRS.

If backup withholding applies to you, a tax will be withheld and paid over to the IRS. The tax rate is 28% for payments made through 2010, and 31% for payments made in 2011 and thereafter. Any amounts withheld from payments to you under the backup withholding rules will be allowed as a credit against your United States federal income tax liability and may entitle you to a refund, provided the required information is furnished to the IRS. You should consult your tax advisor regarding the application of backup withholding in your particular situation, the availability of an exemption from backup withholding and the procedure for obtaining such an exemption, if available.

Material Canadian Income Tax Consequences

The following discussion summarizes the principal Canadian federal income tax considerations generally applicable to a person, referred to as an “Investor”, who holds our common shares, and who at all material times for the purposes of the Income Tax Act (Canada) (the “Act”), deals at arm’s length with us, is not affiliated with us, holds common shares as capital property, is a non-resident of Canada, and does not, and is not deemed to, use or hold any common share in, or in the course of, carrying on business in Canada.

This summary is based on the current provisions of the Act, including the regulations under the Act, and the Canada-United States Income Tax Convention (1980), referred to as the “Treaty”, as amended. This summary takes into account all specific proposals to amend the Act and the regulations under the Act publicly announced by the government of Canada prior to the date of this report, and our understanding of the current published administrative and assessing practices of the Canada Revenue Agency. It is assumed that all of those amendments will be enacted substantially as currently proposed, although no assurances can be given in this respect. Except to the extent otherwise expressly set out in this summary, this summary does not take into account any provincial, territorial, or foreign income tax law. Special rules, which are not discussed in this summary, may apply to a non-resident holder that is an insurer carrying on business in Canada and elsewhere, or a financial institution as defined by section 142.2 of the Act. If you are in any doubt as to your tax position, you should consult with your tax advisor.

Taxation Of Dividends

Any dividend on a common share paid or credited, or deemed under the Act to be paid or credited, by us to an Investor, will generally be subject to Canadian withholding tax at the rate of 25% on the gross amount of the dividend, or such lesser rates as may be available under an applicable income tax treaty. We will be required to withhold any such tax from the dividend, and remit the tax directly to the Canada Revenue Agency for the account of the Investor. Pursuant to the Treaty, the rate of withholding tax applicable to a dividend paid on a common share to an Investor who is a resident of the United States for the purposes of the Treaty will be reduced to 5% if the beneficial owner of the dividend is a company that owns at least 10% of our voting stock, and in any other case will be reduced to 15%. Under the Treaty, dividends paid or credited to an Investor that is a United States tax exempt organization as described in Article XXI of the Treaty will not be subject to Canadian withholding tax. It is the position of the Canada Revenue Agency that United States limited liability companies generally do not qualify as residents of the United States under the Treaty and therefore Treaty reductions are not available to those Investors.

Taxation Of Gain On Disposition

An Investor generally will not be subject to tax pursuant to the Act on any capital gain realized by the Investor on a disposition of a common share unless the common share constitutes “taxable Canadian property” to the Investor for purposes of the Act and the Investor is not eligible for relief pursuant to an applicable bilateral tax treaty. A common share that is disposed of by an Investor will not constitute taxable Canadian property of the Investor provided that the common share is listed on a stock exchange that is prescribed for the purposes of the Act (the TSX and NASDAQ are so prescribed), and that neither the Investor, nor one or more persons with whom the Investor did not deal at arm’s length, alone or together, at any time in the five years immediately preceding the disposition, owned 25% or more of the issued shares of any class or series of our capital stock. Even if a common share is taxable Canadian property to an Investor, the Treaty will generally exempt an Investor who is a resident of the United States for the purposes of the Treaty, and who would otherwise be liable to pay Canadian income tax in respect of any capital gain realized by the Investor on the disposition of a common share, from that liability, provided that the value of the common share is not derived principally from real property situated in Canada. We are of the view that the value of our common shares is not currently derived principally from real property situated in Canada. The Treaty may not be available to a non-resident Investor that is a U.S. limited liability company, which is not subject to tax in the United States.

THE FOREGOING SUMMARY OF MATERIAL U.S. AND CANADIAN TAX CONSEQUENCES IS BASED ON THE CONVENTION BETWEEN CANADA AND THE UNITED STATES OF AMERICA WITH RESPECT TO TAXES ON INCOME AND CAPITAL GAINS, U.S. LAW, CANADIAN LAW, AND REGULATIONS, ADMINISTRATIVE RULINGS AND PRACTICES OF THE U.S. AND CANADA, ALL AS THEY EXIST AS OF THE DATE OF THIS REPORT. THIS SUMMARY DOES NOT DISCUSS ALL ASPECTS THAT MAY BE RELEVANT TO ANY PARTICULAR INVESTORS IN LIGHT OF THEIR PARTICULAR CIRCUMSTANCES. INVESTORS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THEIR OWN PARTICULAR CIRCUMSTANCES AND WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES OF OWNERSHIP OF COREL CORPORATION COMMON SHARES, INCLUDING THE APPLICABILITY AND EFFECT OF STATE, PROVINCIAL, LOCAL AND FOREIGN TAX LAWS, ESTATE TAX LAWS AND PROPOSED CHANGES IN APPLICABLE LAWS.

RECENT SALES OF UNREGISTERED SECURITIES

During our fiscal year ended November 30, 2006 the following were the only issuances and sales of unregistered securities:

In February 2006, we issued 3,245 common shares, valued at approximately $52,000 in the aggregate, to the owners of an unaffiliated service provider, in consideration for services rendered to us, in reliance on the exemption provided for by section 4(2) of the Securities Act of 1933. In connection with such sale, the purchasers represented to us that they were “accredited investors” as defined in Rule 506 of the Securities Act of 1933.

In February 2006, we agreed to purchase WinZip from Vector Capital. In February 2006, we agreed to issue 4,322,587 common shares to Vector Capital as consideration for the acquisition of WinZip, in reliance on the exemption provided for in section 4(2) of the Securities Act of 1933. Such shares were acquired in

May 2006. In connection with such sale, Vector Capital represented to us that it was an “accredited investor” as defined in Rule 506 of the Securities Act of 1933.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

Information regarding our equity compensation plans required by Item 201(d) of Regulation S-K may be found under “Item 12—Share Option and Other Compensation Plans”.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below for our fiscal year ended November 30, 2002 and as of November 30, 2002, 2003, and 2004 have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data set forth below for the period from December 1, 2002 through August 28, 2003 and the period from August 29, 2003 through November 30, 2003 have been derived from our audited consolidated financial statements. The selected consolidated financial data for our fiscal years ended November 30, 2004, 2005 and 2006 and as of November 30, 2005 and 2006, respectively, are incorporated by reference to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data presented for periods ended and as of dates prior to August 29, 2003 reflect our results of operations and balance sheet prior to the time we were acquired by Vector Capital. That financial data is not directly comparable to the financial data for periods subsequent to our acquisition by Vector Capital, which was prepared using push-down accounting.

The selected consolidated financial data presented as of and for the fiscal year ended November 30, 2005 include the financial data of WinZip from January 18, 2005 to November 30, 2005, which reflects the period that WinZip and we were under common control by Vector Capital. In addition, the selected consolidated financial data presented as of and for the fiscal years ended November 30, 2004 and 2005 reflect the financial results of the Jasc business from October 26, 2004. That financial data is not directly comparable to the financial data presented for prior periods, which do not reflect the financial data of WinZip and Jasc.

Historical results do not necessarily indicate results expected for any future period. The data below is qualified in its entirety by the detailed information included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Predecessor(1)
	Fiscal Year		December 1,		August 29,
	Ended		2002 Through		2003 Through		Fiscal Years Ended
	November 30,		August 28,		November 30,		November 30,
	2002		2003		2003		2004		2005		2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues		$126,701		$85,386		$23,806		$111,692		$164,044		$177,191
Gross margin		98,479		62,102		15,852		79,845		118,290		140,344
Total operating expenses		200,908		88,215		24,974		71,454		101,404		106,187
Income (loss) from operations		(102,429)		(26,113)		(9,122)		8,391		16,886		34,157
Income tax expenses (recovery)		(6,943)		(3,895)		555		7,315		6,291		4,668
Net income (loss)		(93,238)		(27,895)		(9,272)		1,207		(8,753)		9,251
Net income (loss) per Corel common share:
Basic	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A		$0.41
Fully diluted	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A		$0.40
Weighted average number of Corel common shares used in per share calculations:
Basic		N/A		N/A		N/A		N/A		N/A		22,410
Fully diluted		N/A		N/A		N/A		N/A		N/A		23,156

Net income (loss) per share
Basic
Class A		$(1.05)		$(0.30)		$(0.87)		$0.08		$(2.40)	$	N/A
Class B	$	N/A	$	N/A	$	N/A		$0.08		$(2.40)	$	N/A
WinZip common	$	N/A	$	N/A	$	N/A	$	N/A		$136.90	$	N/A
Fully diluted
Class A		$(1.05)		$(0.30)		$(0.87)		$0.08		$(2.40)	$	N/A
Class B	$	N/A	$	N/A	$	N/A		$0.08		$(2.40)	$	N/A
WinZip common	$	N/A	$	N/A	$	N/A	$	N/A		$136.90	$	N/A
Weighted average number of shares used in per share calculations:
Basic
Class A		88,627		91,853		11,677		8,218		3,737		N/A
Class B		N/A		N/A		N/A		3,497		8,321		N/A
WinZip common		N/A		N/A		N/A		N/A		20		N/A
Fully diluted
Class A		88,627		91,853		11,677		8,218		3,737		N/A
Class B		N/A		N/A		N/A		3,497		8,321		N/A
WinZip common		N/A		N/A		N/A		N/A		20		N/A
Cash Flow Data:
Cash flow provided by (used in) operating activities		$(19,742)		$(10,792)		$8,671		$32,512		$40,459		$36,225
Cash flow provided by (used in) financing activities		97		(240)		(47,516)		(5,329)		(38,552)		(3,885)
Cash flow provided by (used in) investing activities		13,595		6,418		43,143		(34,099)		7,301		(1,906)
Other Financial Data:
EBITDA(3)		$(79,585)		$(23,151)		$(3,428)		$29,183		$39,531		$42,405
Adjusted EBITDA(3)		$(15,542)		(14,561)		(2,290)		32,199		49,033		$55,214

	Predecessor(1)
	As of November 30,
	2002	2003	2004	2005	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$75,826	$24,683	$21,788	$20,746	$51,030
Working capital (deficit)	63,457	(3,556)	(19,417)	(13,482)	31,152
Total assets	129,802	101,400	108,788	120,836	130,686
Deferred revenue	9,754	8,026	10,020	13,840	14,734
Total debt	—	26,895	64,799	150,971	90,649
Total shareholders’ equity (deficit)	91,005	38,579	1,537	(85,234)	(11,807)

(1)	Reflects data prior to us being acquired by Vector Capital. The predecessor financial data is not comparable with financial data for periods subsequent to August 28, 2003 due to the application of push-down accounting effective August 29, 2003 and the adoption of SFAS No. 123 R, “Share-based payments (revised 2004)” (“SFAS 123(R)”) relating to the accounting for stock-based compensation effective December 1, 2003. In predecessor periods, stock-based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

(2)	Financial data for our fiscal year ended November 30, 2005 is not comparable to prior periods due to the combination of financial data of WinZip from January 18, 2005 to November 30, 2005, which reflects the period that WinZip and we were under common control by Vector Capital.

(3)	EBITDA represents net income before interest, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to eliminate items specifically defined in our credit facility agreement. EBITDA and Adjusted EBITDA are not measures of operating income, operating performance or liquidity under GAAP. We have included a presentation of EBITDA because we understand it is used by some investors to determine a company’s historical ability to service indebtedness, and it is a starting point for calculating Adjusted EBITDA. We have included a presentation of Adjusted EBITDA because certain covenants in our credit facility are tied to Adjusted EBITDA. If our Adjusted EBITDA were to decline below certain levels, it could result in, among other things, a default or mandatory prepayment under our current credit facility. The covenants in our credit facility are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.” Additionally, management uses EBITDA and Adjusted EBITDA as supplementary non-GAAP measures to assist in its overall evaluation of our liquidity and to determine appropriate levels of indebtedness. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for cash flow from operations (as determined in accordance with GAAP) as an indicator of our operating performance, or of operating income (as determined in accordance with GAAP). EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures used by other companies.

We consider EBITDA and Adjusted EBITDA to be measures of liquidity. Accordingly, they are reconciled to cash flow from operations in the table below.

	Predecessor
	Fiscal Year	December 1,	August 29,
	Ended	2002 Through	2003 Through	Fiscal Years Ended
	November 30,	August 28,	November 30,	November 30,
	2002	2003	2003	2004	2005	2006
	(In thousands)

Cash flow provided by (used in) operating activities	$(19,742)	$(10,792)	$8,671	$32,512	$40,459	$36,225
Change in operating assets and liabilities	3,666	2,030	(12,275)	1,683	(9,527)	3,414
Interest expense	—	—	225	2,709	12,786	12,309
Interest income	(1,790)	(1,383)	(19)	(1,485)	(178)	(978)
Income tax expense (recovery)	(6,943)	(3,895)	555	7,315	6,291	4,668
Stock-based compensation	—	—	—	(225)	(1,731)	(3,232)
Other non-cash charges	—	—	—	—	(2,242)	—
Loss on debt retirement	—	—	—	—	(3,937)	(8,292)
Goodwill impairment	(48,258)	—	—	—	—	—
Writedown of technology	(14,595)	—	—	—	—	—
Accrued interest	—	—	—	—	(913)	322
Provision for bad debts	(596)	(755)	(326)	93	(529)	(195)
Unrealized foreign exchange gains (losses) on forward contracts	—	162	(22)	27	(263)	(150)
Deferred income taxes	10,148	139	(237)	(5,178)	(830)	(876)
Loss on interest rate swap recorded at fair value	—	—	—	—	—	(810)
Gain (loss) on disposal of fixed assets	(136)	(67)	—	(3)	20	—
Loss on investments	(149)	—	—	—	—	—
(Impairment) gain on disposal of investments	—	(7,448)	—	729	125	—
Share of loss of equity investments	(1,190)	(1,142)	—	—	—	—
Predecessor legal settlement and tax refund	—	—	—	(8,994)	—	—

EBITDA	$(79,585)	$(23,151)	$(3,428)	$29,183	$39,531	$42,405
Restructuring	—	—	1,138	3,520	834	810
Stock-based compensation	—	—	—	225	1,731	3,232
Integration costs	—	—	—	—	—	358
Impairment (gain on disposal) of investments	—	7,448	—	(729)	(125)	—
Share of loss of equity investments	1,190	1,142	—	—	—	—
Other non-cash charges	—	—	—	—	2,242	—
Reorganization costs	—	—	—	—	883	117
Loss on debt retirement	—	—	—	—	3,937	8,292
Goodwill impairment	48,258	—	—	—	—	—
Writedown of technology	14,595	—	—	—	—	—

Adjusted EBITDA	$(15,542)	$(14,561)	$(2,290)	$32,199	$49,033	$55,214

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our audited consolidated financial statements for the years ended November 30, 2006, 2005 and 2004 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Information Regarding Forward-Looking Statements”.

OVERVIEW

Founded in 1985, we are a leading global packaged software company with an estimated installed base of approximately 40 million current users in over 75 countries. We provide high quality, affordable and easy-to-use productivity and graphics and digital imaging software. Our products enjoy a favorable market position among value-conscious consumers and small businesses benefiting from the widespread, global adoption of personal computers, or PCs, and digital cameras. The functional departments within large companies and governmental organizations are also attracted to the industry-specific features and technical capabilities of our software. Our products are sold through a scalable distribution platform comprised of OEMs, our e-Store, and our global network of resellers and retail vendors.

Our product portfolio includes well-established, globally recognized brands. Our primary productivity products are WordPerfect Office Suite, first developed in 1982 and marketed by Corel since 1996, and WinZip, a compression utility developed in 1991, and purchased by us in May 2006. WordPerfect Office Suite is the leading Microsoft-alternative productivity software and includes Microsoft-compatible word processing, spreadsheet and presentation functionality. WinZip is the most widely used aftermarket compression utility, with more than 40 million licenses sold to date. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. Our primary graphics and digital imaging products are CorelDRAW Graphics Suite and Corel Paint Shop Pro, Corel DESIGNER, Corel Painter, and Corel Snapfire. CorelDRAW Graphics Suite is a leading illustration and image editing software suite used by design professionals and small businesses. Corel Paint Shop Pro digital image editing and management applications are used by novice and professional photographers and photo editors. Corel Snapfire is a free download that allows users to organize, enhance and share digital photos and video clips. Corel Snapfire Plus, the enhanced version, allows users to customize their software and add new functionality by purchasing additional modules, such as advanced photo or video editing, as they need them. Corel DESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. Corel Painter is a digital painting application that, when used with a pen tablet, simulates natural media, such as watercolors, inks, oil paints, chalks and pastels.

In August 2003, we became a private company as a result of being acquired by Vector Capital and divested certain underperforming product lines, discontinued speculative research and development activities and refocused our business on our core products. At the same time we reviewed all of our business functions and implemented company-wide cost reduction measures. Between August 2003 and May 2004, we reduced our staff from 708 to 480. The staff reduction contributed to reducing our annual operating expenses from $113.2 million in the twelve months ended November 30, 2003 to $71.5 million in our fiscal year ended November 30, 2004.

In October 2004, we acquired Jasc, a leading digital imaging packaged software company, for total consideration of $36.7 million, consisting of $34.3 million in cash and 379,677 of our common shares valued at $2.4 million. Through the Jasc acquisition, we added Corel Paint Shop Pro and Corel Photo Album to our graphics and digital imaging offerings. As a result of synergies realized through the integration of Jasc, we eliminated 38 full-time positions and substantially reduced staffing and distribution costs in our fiscal year ended November 30, 2005.

In May 2006, concurrent with the completion of our initial public offering, we purchased WinZip from Vector Capital. As consideration for the acquisition, we issued to Vector Capital 4,322,587 of our common shares and repaid all of WinZip’s outstanding indebtedness. Vector Capital acquired WinZip in January 2005. The acquisition of WinZip was treated as a transaction between entities under common control, and was accounted for as a related party transaction. Accordingly, the fair value of our common shares that were issued as consideration for the transaction was recorded as share capital and the difference between this amount and the fair value of WinZip net assets acquired by Vector Capital was treated as a dividend. Through this acquisition, we have added the WinZip file compression utility to our productivity software offerings. We have consolidated WinZip’s results with ours for the period from January 18, 2005 to May 2, 2006 and for the period thereafter.

On December 12, 2006, we completed the acquisition of InterVideo, a provider of digital media authoring and video playback software with a focus on high-definition and DVD technologies, in an all cash transaction for approximately $198.6 million. For further details on this acquisition please refer to Acquisition of InterVideo, below.

An important element of our business strategy is to grow revenues through acquisitions of companies or product lines. We intend to focus our acquisition activities on companies or product lines with proven and complementary products and established user bases that we believe can be accretive to our earnings shortly after completion of the acquisition. While we review acquisition opportunities on an ongoing basis, we have no binding obligations with respect to any particular acquisition.

Our functional currency is the U.S. dollar and our financial statements are prepared in accordance with generally accepted accounting principles in the United States, and have been consistently applied for our fiscal years ended November 30, 2006 and 2005, respectively. Our fiscal year ends on November 30 of each year.

Industry and Business Trends

The markets for productivity and graphics and digital imaging software in which we compete are highly concentrated and we believe Microsoft and Adobe currently hold over 97% and 50% of the market share, respectively. With the rapid decline in the cost of PCs, the cost of the packaged software installed on PCs is becoming a larger component of the total cost of PC ownership. In addition, the rapid growth of digital camera adoption has created a growing market for packaged software to edit and manage digital photographs. Because the prices we charge for our packaged software are generally substantially less than those charged by Microsoft and Adobe for products with similar functionality, we believe we are well positioned to take advantage of the emerging market for lower cost software. However, if any of our more established competitors decide to compete with us based on price in this market, we may be unable to successfully compete with the more widely accepted software applications these competitors sell. Similarly, the markets for low-cost personal computers and digital imaging software are only newly emerging. If these markets do not develop as we expect, our business would be adversely affected.

We believe there is a significant market opportunity for us in countries where the markets for PCs are newly emerging, both because our software is more attractively priced than that of our larger competitors and because we believe first time users in these markets do not have established brand loyalties.

The packaged software industry continues to change with new revenue sharing models and types of business relationships. We will seek to continue to develop relationships with industry leading companies to establish new sources of revenues for our existing and future products. If we are unsuccessful in establishing such relationships, our operating results could be materially and adversely affected.

Acquisition of InterVideo

On December 12, 2006, we completed the acquisition of InterVideo, a leading provider of digital media authoring and playback software, with a focus on high-definition video and DVD technologies. We purchased InterVideo for $13.00 per share of InterVideo common stock resulting in an aggregate acquisition price of $198.6 million in an all cash transaction. We financed the acquisition through a combination of our cash reserves, InterVideo’s cash reserves and debt financing which included an amendment to our existing credit agreement to increase available term borrowings by $70.0 million.

This acquisition substantially expands our presence in the digital media software market by creating a broad portfolio of digital imaging and DVD video products. With the addition of InterVideo, we will deliver easy-to-use, multi-purpose high-definition video, imaging, and DVD creation products to consumers and enterprises worldwide while extending our presence in emerging markets. The acquisition combines our key strengths — business model innovation, understanding of end user requirements and established distribution in the Americas and Europe — with InterVideo’s core assets, which include video technology innovation, established partnerships with the world’s leading PC OEM partners and strong market presence in the Asia Pacific region.

In 2005, InterVideo acquired a majority interest in Ulead, a leading developer of video imaging and DVD authoring software for desktop, server, mobile and Internet platforms. The acquisition of the remaining interest in Ulead was completed on December 28, 2006.

We expect that cost synergies will arise from this acquisition, which we believe will result in an expected reduction of the combined company’s sales and marketing and general and administrative expenses as a percentage of sales as compared to what those expenses would have been if the companies had continued to operate as stand-alone entities. We are in the process of executing our integration and restructuring actions to achieve these cost reductions. This includes the integration of financial systems, information technology and human resource processes. We expect significant restructuring activity to be completed by the end of the second quarter of our fiscal year ending November 30, 2007; as a result we expect certain non-recurring charges associated with the restructuring in the first and second quarter of our fiscal year ending November 30, 2007.

As a result of this acquisition, we have converted outstanding stock options held by InterVideo employees into options to purchase our common shares and assumed pension obligations under benefit plans of various InterVideo employees.

For the nine months ended September 30, 2006, InterVideo generated revenues of $86.0 million as compared to $78.5 million for the comparable period in the prior year, representing a 9.5% increase. InterVideo generated positive net income and operating cash flows for both of the nine-month periods ended September 30, 2006 and 2005.

	9 Months Ended	9 Months Ended
	September 30,	September 30,	Percentage
InterVideo Selected Financial Data	2005	2006	Change
	(In thousands)

Revenues	78,512	85,971	9.5%
Gross profit	48,991	44,090	(10.0)
Net income	3,368	117	(96.5)
Operating cash flows	7,998	4,855	(39.3)

We are unable to recognize any revenue from certain InterVideo OEM customers due to acquisition accounting. This will have a significant impact on first quarter revenues, as we will not recognize as revenue any InterVideo or Ulead products that were physically sold prior to December 12, 2006 even though we would normally recognize such revenues when we receive a sell through report from our partners. This does not directly impact cash flows, but the combined first quarter revenues will be reduced by approximately $15 million.

OPERATIONS

Revenues

We derive revenues principally from the sale of our packaged software, and also associated maintenance and support services. Maintenance and services revenues have historically constituted between 9% and 13% of our total revenues. We distribute our software through OEMs, the Internet, retailers and resellers around the world. Our products are focused on two primary software markets — the productivity market and the graphics and digital imaging market. Our productivity products are WordPerfect Office Suite, iGrafx FlowCharter, iGrafx Process, and WinZip compression tools. Our graphics and digital imaging products consist of CorelDraw Graphics Suite, Corel Paint Shop Pro, Corel Photo Album, Corel Painter, Corel Designer Technical Suite and Corel Snapfire. In our fiscal year ended November 30, 2006, approximately 58.9% of our revenues came from the Americas, 32.9% came from Europe, the Middle East and Africa and 8.2% came from the Asia Pacific region.

Our products generally have release cycles of between 12 and 24 months, and we typically earn the largest portion of revenues for a particular product during the first half of its release cycle. The fiscal quarter of the most recent release of each of our major products is set forth below:

		Current	Prior
	Current	Release	Release
	Version	Quarter	Quarter

Product
Productivity:
WordPerfect Office Suite	13	Q1 2006	Q2 2004
WinZip	11	Q4 2006	Q4 2005
iGrafx FlowCharter	11	Q1 2006	Q4 2004
Graphics and Digital Imaging:
CorelDRAW Graphics Suite	13	Q1 2006	Q1 2004
Corel Designer Technical Suite	12	Q2 2005	Q3 2003
Corel Painter	10	Q1 2007	Q1 2006
Corel Paint Shop Pro	11	Q4 2006	Q4 2005
Corel Snapfire	1.0	Q4 2006	N/A

We have typically released new versions of our digital imaging products on an annual basis during the second half of our fiscal year in preparation for the December holiday shopping season. While we expect to do so in our fiscal year ending November 30, 2007 as well, it should be noted that release dates are subject to a number of uncertainties and variables, many of which are beyond our control. See “Item 1A-Risk Factors-Our quarterly operating results may fluctuate depending on the timing and success of product releases”.

Cost of Revenues

Cost of product revenues primarily consists of:

•	salaries, benefits, stock-based compensation and related costs of the manufacturing oversight staff;

•	the cost of packaging and distribution of our packaged software products;

•	the cost of related customer and technical support functions;

•	royalties paid and costs of licensing third party intellectual property;

•	credit card fees; and

•	allocated facilities, depreciation and amortization and other related overhead.

Our cost of product revenues varies depending on the format in which our products are delivered. Products delivered in electronic format, such as through OEMs or our e-Store, involve minimal packaging cost, as compared to products delivered in fully packaged format, such as through retail outlets, which involve substantially higher packaging and distribution expense.

Cost of maintenance and services revenues consists of:

•	salaries, benefits, stock-based compensation and related costs of customer and technical support functions; and

•	allocated facilities, depreciation and amortization and other related overhead.

Amortization of intangible assets represents the amortization of intellectual property and other intangible assets arising from purchases of other companies as well as the amortization of the technology owned by us that was re-valued when we were acquired by Vector Capital. Amortization of intangible assets is included in the calculation of our gross margin.

Sales and Marketing

Sales and marketing expenses consist primarily of:

•	salaries, commissions, benefits and stock-based compensation related to sales and marketing personnel;

•	travel and living expenses;

•	marketing, such as co-marketing programs with our resellers and OEMs, trade shows and advertising; and

•	allocated facilities, depreciation and amortization and other related overhead.

Research and Development

Research and development expenses consist primarily of:

•	salaries, benefits and stock-based compensation related to research and development personnel;

•	allocated facilities, depreciation and amortization and other related overhead; and

•	localization and contract development expenses.

Our research and development investments are primarily focused on maintaining competitive functionality of our software products, responding to customer requirements and expanding the geographic reach of our products. We limit research and development spending to areas that we believe will provide an attractive return on investment and have eliminated spending on speculative or high risk projects. Our research and development costs are expensed as incurred since the cost and time between technical feasibility and release is insignificant.

General and Administrative

General and administrative expenses consist primarily of:

•	salaries, benefits and stock-based compensation related to general and administrative personnel;

•	accounting, legal and other professional fees;

•	allocated facilities, depreciation and amortization and other related overhead; and

•	insurance costs.

Taxes

We have tax loss carryforwards available to offset future taxable income of approximately $216.0 million as of November 30, 2006. As of November 30, 2006 we also had approximated $185.0 million of tax depreciation that would be available to offset taxable income in future years. Our tax loss carryforwards and our pools of various deductions against taxable income existed prior to our acquisition by Vector Capital in fiscal 2003. To the extent that we used pre-acquisition tax carryforwards to reduce taxes otherwise payable in fiscal 2004 through 2006 the benefit was applied first to reduce goodwill and then intangible assets recognized in connection with our acquisition by Vector Capital. As at November 30, 2006 this goodwill and intangibles have been fully written off. Consequently, to the extent we use tax loss carryforwards in 2007, we expect to record the benefit as a reduction in income tax expense.

The remaining tax loss carryforwards expire between the tax years 2007 and 2021 and have not been fully audited by relevant authorities. We have not recorded a financial statement benefit for these attributes as we have limited history of profitability.

Due to the international scope of our business, our income tax expense includes the tax provisions calculated for the various tax jurisdictions in which we operate and foreign withholding tax on certain license income. As a result, income tax expense is affected by the profitability of our operations in all locations, as well as local tax rates.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended November 30, 2006 to Fiscal Year Ended November 30, 2005

Our consolidated financial statements for our fiscal year ended November 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles consistently applied.

The following table sets forth certain consolidated statements of operations data in dollars and expressed as a percentage of revenues for the periods indicated, as well as the percentage change on a year-over-year basis.

	Years Ended November 30,					Percentage
	2005	2006	2005		2006	Change
	(Dollars in thousands)

Revenues
Product	$148,308	$157,319	90.4%		88.8%	6.1%
Maintenance and services	15,736	19,872	9.6		11.2	26.3

Total revenues	164,044	177,191	100.0		100.0	8.0

Cost of revenues
Cost of product(1)	18,461	21,339	12.4		13.6	15.6
Cost of maintenance and services(1)	1,154	1,142	7.3		5.7	(1.0)
Amortization of intangible assets	26,139	14,366	15.9		8.1	(45.0)

Total cost of revenues	45,754	36,847	27.9		20.8	(19.5)

Gross margin	118,290	140,344	72.1		79.2	18.6

Operating expenses:
Sales and marketing	54,056	54,851	33.0		31.0	1.5
Research and development	23,538	25,883	14.3		14.6	10.0
General and administrative	19,851	24,285	12.1		13.7	22.3
Other operating expense	3,125	358	1.9		0.2	(88.5)
Restructuring	834	810	0.5		0.5	(2.9)

Total operating expenses	101,404	106,187	61.8		59.9	4.7

Income from operations	16,886	34,157	10.3%		19.3%	102.3%

Other expenses (income):
Loss on debt retirement	3,937	8,292		*	*	*
Interest expense, net	12,608	11,331		*	*	*
Gain on disposal of investments	(125)	—		*	*	*
Amortization of deferred financing fees	1,756	1,180		*	*	*
Other non-operating (income) expense	1,172	(565)		*	*	*

Income (loss) before income tax expense (recovery)	(2,462)	13,919		*	*	*
Income tax expense	6,291	4,668		*	*	*

Net income (loss)	$(8,753)	$9,251		*	*	*

(1)	Percentage reflects percentage of related revenues.

*	Not Meaningful

Revenues

Product revenues increased by 6.1% to $157.3 million in our fiscal year ended November 30, 2006 from $148.3 million in our fiscal year ended November 30, 2005. This is mainly due to increases in revenues from license sales of WinZip 10.0 Pro and CorelDRAW; both of which were within the first half of their release cycle, and due to the continued growth of the iGrafx products. These increases were partially offset by a decline in sales of WordPerfect and a slight decrease in revenue from Corel Paint Shop Pro. We also benefited from a full year of revenues from WinZip products. In our fiscal year ended November 30, 2005, WinZip revenues from December 1, 2004 through January 18, 2005, the period prior to its acquisition by Vector, were not included in our financial results.

Maintenance and services revenues increased by 26.3% to $19.9 million in our fiscal year ended November 30, 2006 from $15.7 million in our fiscal year ended November 30, 2005. This increase is attributable to the successful implementation of WinZip’s maintenance program commenced in the latter half of our fiscal year ended November 30, 2005 which provides customers with the right to unspecified upgrades of software licences on a when-and-if-available basis.

Total Revenues by Product Group

	Years Ended November 30,				Percentage
	2005	2006	2005	2006	Change
	(Dollars in thousands)

Productivity	$67,597	$78,177	41.2%	44.1%	15.7%
Graphics and digital imaging	96,447	99,014	58.8	55.9	2.7

Total	$164,044	$177,191	100.0%	100.0%	8.0%

Productivity revenues increased by 15.7% to $78.2 million in our fiscal year ended November 30, 2006 from $67.6 million in our fiscal year ended November 30, 2005. Revenues from our WinZip products have grown significantly due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase is also attributable to the availability of new WinZip products, including WinZip 10.0 and WinZip 10.0 Pro, and the implementation of our WinZip maintenance program commenced in the second half of our fiscal year ended November 30, 2005. iGrafx revenues have increased as a result of the release of a new version in the first quarter of our fiscal year ended November 30, 2006.

These gains were offset by a decrease in WordPerfect revenues. Overall WordPerfect revenues were lower in the year as a result of a decline in enterprise license revenues from our corporate and government install base, and the decrease in point of sale revenue as a result of the removal of the preload of the full WordPerfect word processor application and trial applications of Quattro Pro and Presentations from the Dell Dimension and Inspiron PCs in the Americas. WordPerfect revenues increased in our global Internet store and retail channel as a result of the recent release of WordPerfect X3.  On a quarterly basis, WordPerfect is now the fourth largest brand in Corel, behind CorelDRAW, Paint Shop Pro, and WinZip. We expect this placing to decline further with the addition of the InterVideo and Ulead brands.

Graphics and digital imaging revenues increased 2.7% to $99.0 million in our fiscal year ended November 30, 2006 from $96.4 million in our fiscal year ended November 30, 2005. Our CorelDRAW products had increased revenues for our fiscal year ended November 30, 2006 as compared to November 30, 2005. The growth is attributable to the strength of CorelDRAW Graphics Suite which generated higher revenues as it was within the first half of its release cycle. This increase in revenues was offset by lower sales of Corel Painter and Corel Designer Suite, which are late in their release cycle, and by Corel PaintShop which had increased sales during the fourth quarter of our fiscal year ended November 30, 2006 through OEM partners that were offset by lower sales in the retail market.

Total Revenues by Region

	Years Ended November 30,				Percentage
	2005	2006	2005	2006	Change
	(Dollars in thousands)

Americas	$98,412	$104,447	60.0%	58.9%	6.1%
EMEA	52,965	58,253	32.3	32.9	10.0
Asia Pacific	12,667	14,491	7.7	8.2	14.4

Total	$164,044	$177,191	100.0%	100.0%	8.0%

In our fiscal year ended November 30, 2006, revenues by region for our fiscal year ended November 30, 2005 were reclassified to conform to the current period presentation of revenues in the Americas, Europe, Middle East, Africa (EMEA), and Asia Pacific. In our fiscal year ended November 30, 2005 the geographic identification of WinZip Internet sales was based on the location of the WinZip server rather than the location of the customer. In the second quarter of our fiscal year ended November 30, 2006, we reclassified WinZip internet sales by location of the customer in order to be consistent with the rest of the organization. As a result there was a reclassification of reported revenue in the aggregate amount of $5.6 million from the Americas to EMEA and Asia Pacific in the aggregate amount of $4.2 million and $1.4 million, respectively.

Revenues in the Americas increased by 6.1% for our fiscal year ended November 30, 2006 to $104.4 million compared to $98.4 million for our fiscal year ended November 30 2005. The increase was principally driven by the increased revenues associated with our WinZip products which increased because of higher new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. CorelDRAW revenues increased significantly because it is in the first half of its release cycle; and we added more North American OEM partners and bundling initiatives. The revenue increase in the Americas was offset by lower WordPerfect revenues due to lower PC shipments by our key OEM partners, and in particular Dell, and a decrease in revenues from our corporate and government install base.

EMEA revenues increased 10.0% to $58.3 million for our fiscal year ended November 30, 2006, compared to $53.0 million for our fiscal year ended November 30, 2005. EMEA revenues have increased in this period due to new licensing agreements and the improved performance of our OEM partnerships with Markement, as well as the launch of new language versions and localized e-stores.

Asia Pacific revenues increased by 14.4% to $14.5 million for our fiscal year ended November 30, 2006 as compared to $12.7 million for our fiscal year ended November 30, 2005. The increased revenue in this geographic segment, as compared to the Americas and EMEA, is due primarily to further investment in our marketing and sales force in Japan, and the release of CorelDraw X3 and WinZip.

Cost of Revenues

Cost of Product Revenues.  Cost of product revenues increased 15.6% to $21.3 million in our fiscal year ended November 30, 2006 from $18.5 million in our fiscal year ended November 30, 2005. As a percentage of product revenues, cost of product revenues increased to 13.6% in our fiscal year ended November 30, 2006 from 12.4% in our fiscal year ended November 30, 2005. The increase in the period is largely attributable to a change in our distribution channel and product mix, as well as increased royalties due to a change in the revenue mix in our OEM distribution channels.

Cost of Maintenance and Services Revenues.  Cost of maintenance and services revenues decreased 1.0% to $1.1 million in our fiscal year ended November 30, 2006 from $1.2 million in our fiscal year ended November 30, 2005. As a percentage of maintenance and services revenues, cost of maintenance and services revenues decreased to 5.7% in our fiscal year ended November 30, 2006 from 7.3% in our fiscal year ended November 30, 2005 as there were limited incremental costs to provide the additional revenue generated in the current year.

Amortization of Intangible Assets.  Amortization of intangible assets decreased 45% to $14.4 million in our fiscal year ended November 30, 2006 from $26.1 million in our fiscal year ended November 30, 2005 as the technology valued in connection with our acquisition by Vector Capital and our application of push-down accounting, became fully amortized at the beginning of our fiscal year ended November 30, 2006.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased 1.5% to $54.9 million in our fiscal year ended November 30, 2006 from $54.0 million in our fiscal year ended November 30, 2005. As a percentage of total revenues, sales and marketing expenses decreased to 31.0% in our fiscal year ended November 30, 2006 from 33.0% in our fiscal year ended November 30, 2005. The overall increase for the year is primarily related to marketing efforts to support our most recent releases of WordPerfect and CorelDRAW Graphics Suite in the first half of our fiscal year ended November 30, 2006. In relation to revenues, sales and marketing has decreased due to a reduction in marketing and development fund related activities as well as a savings realized from the termination of a naming rights agreement on a sports and entertainment venue.

Research and Development.  Research and development expenses increased 10.0% to $25.9 million in our fiscal year ended November 30, 2006 from $23.5 million in our fiscal year ended November 30, 2005. As a percentage of total revenues, research and development expenses increased to 14.6% in our fiscal year ended November 30, 2006 from 14.3% in our fiscal year ended November 30, 2005. The increase in expenses is a direct result of higher salaries and benefits and localization costs related to our products targeted for emerging markets.

General and Administrative.  General and administrative expenses increased 22.3% to $24.3 million in our fiscal year ended November 30, 2006 from $19.9 million in our fiscal year ended November 30, 2005. As a percentage of total revenues, general and administrative expenses increased to 13.7% in our fiscal year ended November 30, 2006 from 12.1% during our fiscal year ended November 30, 2005. The increase is attributable largely to costs associated with becoming a public company, as well as an increase of $1.2 million in stock based compensation for general and administrative employees.

Other Operating Expense.  Other operating expense in our fiscal year ended November 30, 2005 includes $2.2 million related to the termination of an obligation for naming rights on a sporting and entertainment venue, and $883,000 of fees associated with corporate and tax planning for WinZip. Other operating expenses in our fiscal year ended November 30, 2006 include business integration costs of $358,000 relating to the acquisition of InterVideo. This includes travel costs and other incremental costs for Corel employees who worked on the acquisition.

Restructuring.  Restructuring expense decreased by 2.9% to $810,000 for our fiscal year ended November 30, 2006 as compared to $834,000 for our fiscal year ended November 30, 2005. For our fiscal year ended November 30, 2005, restructuring charges consist of severance and related expenses for terminated employees. The majority of the restructuring charges totaling $834,000 in our fiscal year ended November 30, 2005 relate to the integration of Jasc. For our fiscal year ended November 30, 2006, restructuring costs of $810,000 represent charges for the elimination of redundant positions and also the severance costs related to the realignment of our sales and marketing force in the Americas and our research and development team. There are no future service obligations due from any of our terminated employees, and we do not expect any future restructuring expenses to occur as a result of these realignments.

Non-Operating (Income) Expense

Loss on Debt Retirement.  We incurred a loss on debt retirement of $8.3 million relating to the write-off of deferred financing costs for our fiscal year ended November 30, 2006 as a result of our refinancing $130.0 million of credit facilities prior to maturity, as part of our initial public offering on May 2, 2006. The $3.9 million loss on retirement of debt in our fiscal year ended November 30, 2005 consisted of financing fees of $1.9 million and an early repayment fee of $2.0 million incurred on the termination of the credit facility with Wells Fargo Foothill (“WFF”).

Interest (Income) Expense, Net.  Net interest expense decreased to $11.3 million in our fiscal year ended November 30, 2006 from $12.6 million in our fiscal year ended November 30, 2005. The decrease is primarily attributable to the refinancing that occurred in May 2006 where we raised $69.1 million of net proceeds from our initial public offering, entered into a $90.0 million senior credit facility, and repaid $130.0 million of our existing credit facilities. The net result was $50.0 million less debt at a lower interest rate. As a result, interest expense has decreased significantly since May 2006. For our fiscal year ended November 30, 2006 this was offset by the higher level of debt facilities until the time of our initial public offering in May 2006.

Amortization of Deferred Financing Fees.  The amortization of deferred financing fees decreased to $1.2 million for our fiscal year ended November 30, 2006 as compared to $1.8 million for our fiscal year ended November 30, 2005 as a direct result of the lower financing fees incurred under the senior credit facility entered into during our fiscal year ended November 30, 2006, as compared to those incurred with the Credit Suisse First Boston (“CSFB”) facility entered into during our fiscal year ended November 30, 2005. Financing fees incurred in our fiscal year ended November 30, 2005 have been reduced to zero as they were expensed and recorded as a loss on debt retirement in our fiscal year ended November 30, 2006.

Other Non-Operating (Income) Expense.  Other non-operating (income) expense consists primarily of foreign exchange gains and losses and unrealized gains and losses on forward exchange contracts. There was net income of $565,000 in our fiscal year ended November 30, 2006 compared to a net expense of $1.2 million in our fiscal year ended November 30, 2005. We had non-operating income as opposed to non-operating expenses in the prior year comparable period due to the significant strengthening of foreign currencies against the U.S. dollar, in particular the Euro and the British Pound. This was partially offset by the less significant strengthening of the Canadian dollar against the U.S. dollar, which is the currency in which we incur most of our expenses.

Income Tax Expense.  Income tax expense of $4.7 million for our fiscal year ended November 30, 2006 consisted of current tax expense of $3.4 million and deferred tax expense of $1.3 million compared to a tax expense of $6.3 million for our fiscal year ended November 30, 2005 that included current tax expense of $5.5 million and a deferred tax expense of $830,000.

Current taxes in both periods include foreign withholding taxes plus taxes incurred by our foreign subsidiaries. Deferred tax expense in both periods related to the tax benefits realized in Canada from the use of tax loss carryforwards, existing prior to our acquisition by Vector Capital, in post-acquisition periods, less deferred tax credits relating to WinZip operations in 2005.

Our effective tax rate for 2006 was 33.5%, which differs from the statutory rate of 36.1% due mostly to a reduction for profits which are subjected to lower foreign tax rates. This is offset by increases resulting from non deductible expenses and foreign withholding taxes which were not creditable in Canada.

We anticipate an effective tax rate going forward of between 10% and 20%. The lower rate as compared to the fiscal year ended November 30, 2006, is due to strategic business plans which will have profits realized in foreign jurisdictions which have tax rates significantly lower than Canada.

Comparison of Years Ended November 30, 2005 and November 30, 2004

The comparative financial information presented below for our fiscal year ended November 30, 2005 is presented on a combined basis to include the financial information of WinZip from January 18, 2005 to November 30, 2005, which reflects the period that WinZip and we were under common control by Vector Capital. WinZip accounted for the acquisition by Vector Capital by applying push-down accounting. As a result, WinZip reduced the amount of its deferred revenue to represent the fair value of the associated liability that existed at the acquisition date. This resulted in a $66.2 million decrease in the liabilities associated with its deferred revenues. Approximately $19.8 million of the reduction in deferred revenues would have been recognized as revenue in our fiscal year ended November 30, 2005. Accordingly, the consolidated financial information for our fiscal year ended November 30, 2005 presented below is not directly comparable to the consolidated financial information presented for our fiscal year ended November 30, 2004. In addition, the consolidated financial information presented below includes the financial results of the Jasc business since October 2004.

The following table sets forth certain consolidated statements of operations data in dollars and expressed as a percentage of revenues for the periods indicated, as well as the percentage change on a year-over-year basis.

	Years Ended November 30,					Percentage
	2004	2005	2004		2005	Change
	(Dollars in thousands)

Revenues
Product	$97,724	$148,308	87.5%		90.4%	51.8%
Maintenance and services	13,968	15,736	12.5		9.6	12.7

Total revenues	111,692	164,044	100.0		100.0	46.9

Cost of revenues
Cost of product(1)	14,215	18,461	14.5		12.4	29.9
Cost of maintenance and services(1)	1,085	1,154	7.8		7.3	6.4
Amortization of intangible assets	16,547	26,139	14.8		15.9	58.0

Total cost of revenues	31,847	45,754	28.5		27.9	43.7

Gross margin	79,845	118,290	71.5		72.1	48.1

Operating expenses:
Sales and marketing	38,508	54,056	34.5		33.0	40.4
Research and development	14,550	23,538	13.0		14.3	61.8
General and administrative	14,876	19,851	13.3		12.1	33.4
Other operating expense	—	3,125	—		1.9	—
Restructuring	3,520	834	3.2		0.5	(76.3)

Total operating expenses	71,454	101,404	64.0		61.8	41.9

Income from operations	8,391	16,886	7.5%		10.3%	101.2%
Other expenses (income):
Loss on debt retirement	—	3,937		*	*	*
Interest expense, net	1,224	12,608		*	*	*
Gain on disposal of investments	(729)	(125)		*	*	*
Amortization of deferred financing fees	407	1,756		*	*	*
Other non-operating (income) expense	(1,033)	1,172		*	*	*

Income (loss) before income tax expense (recovery)	8,522	(2,462)		*	*	*
Income tax expense	7,315	6,291		*	*	*

Net income (loss)	$1,207	$(8,753)		*	*	*

(1)	Percentage reflects percentage of related revenues.

*	Not Meaningful

Revenues

Product revenues increased by 51.8% to $148.3 million in our fiscal year ended November 30, 2005 from $97.7 million in our fiscal year ended November 30, 2004. Growth in our product revenues was a result of our inclusion of WinZip revenues beginning in January 2005 and our acquisition of Jasc in October 2004, which contributed $18.9 million and $36.4 million to product revenues for our fiscal year ended November 30, 2005, respectively. Revenues from our existing products declined $4.7 million on a year-over-year basis as several of our products were in the latter half of their release cycles.

Maintenance and services revenues increased by 12.7% to $15.7 million in our fiscal year ended November 30, 2005 from $14.0 million in our fiscal year ended November 30, 2004. Our fiscal year ended November 30, 2005 had a $2.1 million increase in maintenance and services revenue from renewals of maintenance contracts, the revenues from which were not previously recognized due to the application of push-down accounting. An additional $497,000 of maintenance and services revenues resulted from the implementation of a maintenance program for our WinZip product in the latter half of our fiscal year ended November 30, 2005. These increases were partially offset by a $900,000 decline in maintenance revenues due to a number of government customers not renewing their maintenance contracts.

Total Revenues by Product Group

	Years Ended November 30,				Percentage
	2004	2005	2004	2005	Change
	(Dollars in thousands)

Productivity	$49,775	$67,597	44.6%	41.2%	35.8%
Graphics and digital imaging	61,917	96,447	55.4	58.8	56.0%

Total	$111,692	$164,044	100.0%	100.0%

Productivity revenues increased by 35.8% to $67.6 million in our fiscal year ended November 30, 2005 from $49.8 million in 2004. The inclusion of WinZip contributed $19.4 million to productivity revenues in our fiscal year ended November 30, 2005. This increase was partially offset by a decline in our WordPerfect products as they reached the end of their release cycles.

Graphics and digital imaging revenues increased 56.0% to $96.4 million in our fiscal year ended November 30, 2005 from $61.9 million in our fiscal year ended November 30, 2004. Revenues from our core graphics and digital imaging products, CorelDRAW Graphics Suite, Corel Painter, and Corel DESIGNER Technical Suite, remained relatively consistent from 2004 to 2005 at $52.8 million. Sales of Corel Paint Shop Pro and Corel Photo Album, which were acquired in the Jasc acquisition in late October 2004, contributed approximately $40.9 million and $4.5 million to graphics and digital imaging revenues in our fiscal year ended November 30, 2005 and our fiscal year ended November 30, 2004, respectively. On a pro forma basis for all of our fiscal year ended November 30, 2004, including the periods before and after our acquisition of Jasc, revenues for Corel Paint Shop Pro and Corel Photo Album totaled $35.3 million. In addition, there was a $1.8 million decline in other non-core product lines that are no longer supported by additional research and development investments.

Total Revenues by Region

	Years Ended November 30,				Percentage
	2004	2005	2004	2005	Change
	(Dollars in thousands)

Americas	$67,212	$98,412	60.2%	60.0%	46.4%
EMEA	38,673	52,965	34.6	32.3	37.0%
Asia Pacific	5,807	12,667	5.2	7.7	118.1%

Total	$111,692	$164,044	100.0%	100.0%	46.9%

In our fiscal year ended November 30, 2006, segmented revenues for our fiscal year ended November 30, 2005 were reclassified to conform to the current period presentation of revenues in the Americas, Europe, Middle East, Africa and Asia-Pacific. In our fiscal year ended November 30, 2005 the geographic identification of WinZip Internet sales was based on the location of our server rather then the location of the customer. In the second quarter of our fiscal year ended November 30, 2006, we reclassified WinZip Internet sales by location of the customer in order to be consistent with the rest of the organization. As a result there was a reclassification of reported revenue in the aggregate amount of $5.6 million from the Americas to EMEA and Asia Pacific in the aggregate amounts of $4.2 million and $1.4 million, respectively.

The addition of Corel Paint Shop Pro and Corel Photo Album to our product line resulted in increased revenues of $21.5 million, $11.5 million and $3.4 million in the Americas, EMEA and Asia Pacific, respectively, in our fiscal year ended November 30, 2005 compared to our fiscal year ended November 30, 2004. The inclusion of WinZip in our results increased revenues by $12.9 million, $5.0 million and $1.5 million in the Americas, EMEA and Asia Pacific, respectively, in our fiscal year ended November 30, 2005 compared to our fiscal year ended November 30, 2004.

Revenues from our existing products and services in the Americas declined overall by $3.2 million in our fiscal year ended November 30, 2005 over our fiscal year ended November 30, 2004 as a few of our products were in the second half of their release cycle. This overall decline was net of a $1.0 million increase in Corel Painter revenue due to the release of Corel Painter 9 in the fourth quarter of our fiscal year ended November 30, 2004 and a $2.1 million increase in WordPerfect maintenance revenue contracts, the revenues from which were not previously recognized due to the application of push-down accounting.

EMEA revenues for our existing products and services decreased overall by $2.3 million due to a decline in the retail sales of CorelDRAW, which was in the second half of its release cycle. This decline was net of a $698,000 increase in Corel DESIGNER 12 revenues and a $587,000 increase in Corel Painter revenues due to the two products being in earlier stage of their release cycles.

Excluding the addition of Corel Paint Shop Pro and Corel Photo Album, Asia Pacific revenues increased by $1.7 million due to the opening of our office in Japan and renewed focus on the Japanese market.

Cost of Revenues

Cost of Product Revenues.  Cost of product revenues increased 29.9% to $18.5 million in our fiscal year ended November 30, 2005 from $14.2 million in our fiscal year ended November 30, 2004. As a percentage of product revenues, cost of product revenues decreased to 12.4% in our fiscal year ended November 30, 2005 from 14.5% in our fiscal year ended November 30, 2004. The decrease as a percentage of product revenues was primarily attributable to an increased percentage of sales made via electronic downloads, as opposed to sales of packaged products in physical form. This change in our distribution mix is largely due to the inclusion of WinZip, which primarily distributes product via electronic downloads.

Cost of Maintenance and Services Revenues.  Cost of maintenance and services revenues increased 6.4% to $1.2 million in our fiscal year ended November 30, 2005 from $1.1 million in our fiscal year ended November 30, 2004. As a percentage of maintenance and services revenues, cost of maintenance and services revenues decreased to 7.3% in our fiscal year ended November 30, 2005 from 7.8% in our fiscal year ended November 30, 2004. This decrease resulted from the increase in maintenance and services revenues with a smaller increase in associated costs, which are primarily fixed costs.

Amortization of Intangible Assets.  Amortization of intangible assets increased 58.0% to $26.1 million in our fiscal year ended November 30, 2005 from $16.5 million in our fiscal year ended November 30, 2004 due to $5.8 million and $3.6 million of amortization of technology and other intangible assets associated with the acquisition of Jasc and WinZip, respectively. The asset revaluation amounts from the application of push-down accounting from our acquisition by Vector Capital in 2003 will be fully amortized by the end of the first quarter of our fiscal year ended November 30, 2006.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased 40.4% to $54.0 million in our fiscal year ended November 30, 2005 from $38.5 million in our fiscal year ended November 30, 2004. As a percentage of total revenues, sales and marketing expenses decreased to 33.0% in our fiscal year ended November 30, 2005 from 34.5% in our fiscal year ended November 30, 2004. Increases to sales and marketing expenses included $5.6 million and $1.6 million related to the acquisition of Jasc and WinZip respectively. In addition, salaries and benefits related to the expansion of our sales and marketing organization contributed $6.9 million of this increase, and stock-based expenses contributed over $500,000 of this increase.

Research and Development.  Research and development expenses increased 61.8% to $23.5 million in our fiscal year ended November 30, 2005 from $14.6 million in our fiscal year ended November 30, 2004. As a percentage of total revenues, research and development expenses increased to 14.3% in our fiscal year ended November 30, 2005 from 13.0% in our fiscal year ended November 30, 2004. The addition of Jasc and the inclusion of WinZip research and development teams accounted for $5.7 million and $2.0 million of the increase, respectively. The increase as a percentage of revenue is a result of the Jasc product line having relatively higher development costs. Development costs for WordPerfect were also brought back in-house late in 2004, and added $956,000 of costs in the year ended November 30, 2005.

General and Administrative.  General and administrative expenses increased 33.4% to $19.9 million in our fiscal year ended November 30, 2005 from $14.9 million in our fiscal year ended November 30, 2004. As a percentage of total revenues, general and administrative expenses decreased to 12.1% in our fiscal year ended November 30, 2005 from 13.3% during our fiscal year ended November 30, 2004. The absolute dollar increase in general and administrative expenses resulted from the acquisition of Jasc and WinZip operations, which contributed $1.7 million and $2.3 million, respectively. In our fiscal year ended November 30, 2005 we also incurred over $800,000 in additional stock-based expenses due to our executive hirings and $292,000 of professional fees associated with corporate governance and planning.

Other Operating Expense.  Other operating expense in our fiscal year ended November 30, 2005 includes $2.2 million related to the termination of an obligation for naming rights on a sporting and entertainment venue, and $883,000 of fees associated with corporate and tax planning for WinZip.

Restructuring.  Restructuring consists of severance and related expenses for terminated employees. The majority of the restructuring charges totaling $834,000 in our fiscal year ended November 30, 2005 relate to the integration of Jasc. There are no future service obligations due from any of our terminated employees, and we do not expect any future restructuring expenses to occur as a result of the Jasc integration.

The restructuring charges in our fiscal year ended November 30, 2004 reflect the restructuring of our operations after the acquisition of us by Vector Capital. These amounts include severance for certain senior executives. All amounts associated with this restructuring plan were paid by November 30, 2004. There are no further service obligations due from any of our terminated employees, and we do not expect any future expenses associated with this restructuring.

Non-Operating (Income) Expense

Loss on Debt Retirement.  The $3.9 million loss on retirement of debt in our fiscal year ended November 30, 2005 consisted of financing fees of $1.9 million, and an early repayment fee of $2.0 million incurred on the termination of the credit facility with WFF. The remaining unamortized portion of the fees, along with the early repayment charge were written-off when the WFF facility was repaid in full in February 2005 and a new debt facility was arranged with CSFB.

Interest (Income) Expense, Net.  Net interest expense increased to $12.6 million in our fiscal year ended November 30, 2005 from $1.2 million in our fiscal year ended 2004. During our fiscal year ended November 30, 2005, our borrowings averaged $136.0 million, while in our fiscal year ended November 30, 2004 our borrowings averaged $31.3 million. These borrowings were used primarily to fund distributions to our shareholders and the acquisition of Jasc.

Amortization of Deferred Financing Fees.  In our fiscal year ended November 30, 2005, we entered into a new debt facility with CSFB increasing our total debt to $130.0 million. This facility had higher financing fees associated with it and consequently amortization of deferred financing fees increased from $407,000 to $1.8 million in our fiscal year ended November 30, 2005.

Other Non-Operating Expense.  Other non-operating expense consists primarily of foreign exchange gains and losses and unrealized gains and losses on forward exchange contracts. The expense of $1.2 million in our fiscal year ended November 30, 2005 compared to a gain of $1.0 million in our fiscal year ended November 30, 2004 is due the decline of the U.S. dollar compared to the Euro and Japanese Yen.

Income Tax Expense.  Income tax expense of $6.3 million for our fiscal year ended November 30, 2005 consisted of current tax expense of $5.5 million plus deferred tax expense of $830,000, compared to a tax expense of $7.3 million for our fiscal year ended November 30, 2004 that included current tax expense of $2.1 million plus deferred tax expense of $5.2 million. Our income tax expense for our fiscal year ended November 30, 2005 is net of the recovery from the settlement of a tax claim in Europe of approximately $500,000 and includes approximately $4.1 million of current taxes on WinZip operations.

Current taxes in both periods include foreign withholding taxes plus taxes incurred by our foreign subsidiaries. Deferred tax expense in both periods related to the tax benefits realized in Canada from the use of tax loss carryforwards, existing prior to our acquisition by Vector Capital, in post-acquisition periods, less deferred tax credits relating to WinZip operations in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2006, our principal sources of liquidity include cash and cash equivalents of $51.0 million and trade accounts receivable of $18.2 million. As a part of our senior credit facility, we also entered into a five-year $75.0 million revolving line of credit facility, which was unused at November 30, 2006.

On December 12, 2006, we completed our acquisition of InterVideo purchasing all of the outstanding shares of InterVideo, for a cash purchase price of approximately $198.6 million. The acquisition was financed through a combination of our cash reserves, InterVideo’s cash reserves and debt financing which included us entering into an amendment to our existing credit agreement to increase our available term borrowings by $70.0 million. As part of this acquisition, we used $19.1 million of our cash reserves and used $38.0 million of our revolving line of credit. Throughout our current fiscal year, we expect to incur significant additional incremental costs from this acquisition, such as direct costs related to the acquisition, costs associated with restructuring our operations, and debt and interest payments associated with the additional term borrowing and the use of our revolving line of credit. We expect to maintain the level of cash flows from operating activities that we have achieved over the last three fiscal years, which will fund these additional cash requirements; furthermore, the existing InterVideo operations have generated positive cash flows for the past three fiscal years, which we expect to continue. In addition to our cash flows expected from our operating activities, we have cash and cash equivalents, funds available from our revolving line of credit, and a letter of credit facility that will be sufficient to meet the additional cash outlays required by this acquisition.

Based on our current business plan and internal forecasts, we believe that the existing cash and cash equivalents, together with funds generated from operations and the unused operating line of credit facility included under our senior credit facility, will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in or incorporated by reference in Item 1A—“Risk Factors”.

Working Capital

Net working capital at November 30, 2006 was $31.2 million, an increase of $44.7 million from the November 30, 2005 working capital deficit of $13.5 million. The increase was largely attributable to proceeds generated from our initial public offering, the refinancing of our credit facilities, and cash generated from our operations.

Current assets at November 30, 2006 were $73.9 million, an increase of $28.2 million from the November 30, 2005 year end balance of $45.7 million. The increase was primarily attributable to the increase in cash and cash equivalents of $30.3 million. Cash and cash equivalents increased due to the initial public offering completed during the year as well as continued positive cash flow from our operating activities.

Current liabilities at November 30, 2006 were $42.8 million, a decrease of $16.4 million from November 30, 2005. The decrease primarily resulted from the decrease in the current portion of our loans payable of $15.5 million as a result of our refinancing in May 2006. There has also been a decrease in accounts payable and accrued liabilities of $1.9 million.

Cash Flows

	Years Ended November 30,
	2004	2005	2006
	(In thousands)

Cash provided by operating activities	$32,512	$40,459	$36,225
Cash used in financing activities	(5,329)	(38,552)	(3,885)
Cash provided by (used in) investing activities	(34,099)	7,301	(1,906)

Year ended November 30, 2006 compared to year ended November 30, 2005.

Cash flow from operations of $36.2 million in our fiscal year ended November 30, 2006 was a decrease of $4.2 million from our fiscal year ended November 30, 2005. Cash provided by operating activities for our fiscal year ended November 30, 2006, was primarily comprised of net income, net of non-cash related expenses, the largest being amortization of intangible assets and the loss on the retirement of debt which are not expected to continue into our fiscal year ending November 30, 2007. Working capital uses of cash were a decrease in accounts payable and a decrease in income taxes payable. Working capital sources of cash were a decrease in deferred revenue and a decrease in accounts receivable. There were no significant non operating cash receipts included in net income in our fiscal year ended November 30, 2006.

Cash used in financing activities was $3.9 million in our fiscal year ended November 30, 2006 compared to cash used in financing activities of $38.5 million in our fiscal year ended November 30, 2005. In our fiscal year ended November 30, 2005, there were cash distributions to shareholders of $97.3 million as compared to $7.5 million in our fiscal year ended November 30, 2006. Furthermore, there was net cash proceeds of $69.1 million generated in our fiscal year ended November 30, 2006 from our initial public offering. This was offset by our term loan financing which resulted in a use of cash of $60.3 million in our fiscal year ended November 30, 2006 as compared to the net proceeds of $69.4 million from debt in our fiscal year ended November 30, 2005.

Cash flow used in investing activities was $1.9 million in our fiscal year ended November 30, 2006 compared to cash provided by investing activities of $7.3 million in our fiscal year ended November 30, 2005. In our fiscal year ended November 30, 2005, there were redemptions on short-term investments of $10.0 million, while there were no such proceeds in our fiscal year ended November 30, 2006. These inflows were offset by cash used to purchase long lived assets of $1.9 million in our fiscal year ended November 30, 2006 and $1.9 million in our fiscal year ended November 30, 2005.

Indebtedness

On May 2, 2006, we entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan with a six-year maturity and a $75.0 million revolving line of credit with a five-year term as part of our debt restructuring. Proceeds from this refinancing were used to repay our existing debt, the CSFB term loan and credit facility, and the WinZip debt. As a result, we incurred a loss on debt retirement of $8.3 million. On December 12, 2006, this facility was amended, as we completed our acquisition of InterVideo. The acquisition was partially financed through an amendment to the credit facility for an additional $70.0 million of term borrowings.

The credit facility agreement required us to make fixed quarterly principal repayments of 0.25% of the original principal amount on the term loan, or $225,000 from June 2006 to December 2006 and $400,000 from January 2007 through to December 2011, with the balance of the loan due in April 2012. The term loan and revolving line of credit bear interest at floating rates tied to either the Alternate Base Rate (which equals the higher of (i) the federal funds rate plus 50 basis points, and (ii) the prime rate or the Adjusted LIBOR (LIBOR plus 3.25% until December 2006 and LIBOR plus 4.00% thereafter). On an annual basis, beginning at the end of the first quarter of our fiscal year ending November 30, 2008, we are required to make a cash sweep payment to fund the term loan’s principal balance, based on excess cash flow as defined in the agreement.

In connection with the senior credit facility, we obtained interest rate protection by entering into an interest rate swap with our principal lender for $71.5 million. The variable rate of interest is based on three-month LIBOR plus 3.25%. The fixed rates range from 8.62% to 8.74%.

In addition to the above loans, the facility also provides us with a $25.0 million ($10.0 million up to December 2006) letter of credit and a $5.0 million Swingline commitment. The applicable interest rate on any borrowings is based on a leverage ratio pricing grid. As at November 30, 2006, no balance was outstanding on either the letter of credit or the Swingline commitment.

The combined committed debt payments, for both the existing term loan of approximately $89.6 million as at December 12, 2006 and the additional term loan borrowing of $70.0 million, based on the interest rates as at December 12, 2006 are as follows:

	Term Loan
	Principal	Interest	Total
	(In thousands)

2007	$1,425	$14,743	$16,168
2008	1,600	14,855	16,455
2009	1,600	14,704	16,304
2010	1,600	14,551	16,151
2011	1,600	14,400	16,000
2012	151,725	4,795	156,520

Total	$159,550	$78,048	$237,598

The borrowings under the senior credit facility are collateralized by a pledge of all of our assets, including subsidiary stock. Under the terms of the credit agreement, we are subject to restrictive covenants. The agreement contains customary restrictions, such as restrictions on additional borrowing, distributions and business acquisitions/divestitures. It also contains financial covenants including the following requirements:

•	a maximum total leverage ratio, which is defined as the ratio of total debt to trailing four quarter consolidated Adjusted EBITDA, as defined in the credit agreement, to be less than specified amounts over the term of the facility, from 3.50:1.00 to 2.25:1.00; the applicable note for November 30, 2006 was 3.00:1.00.

•	a minimum fixed charge coverage ratio, which is defined as the ratio of trailing four quarter consolidated Adjusted EBITDA to fixed charges, of 2.50 to 1.00 up to December 2006, 2.00 to 1.00 from January 2006 until November 2010, 2.25 to 1.00 from December 2010 to November 2011 and 2.50 to 1.00 thereafter.

As of November 30, 2006, we were in compliance with all debt covenants. We have included the following reconciliation from the cash flow provided by operations to the Adjusted EBITDA used in the covenant calculations. Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. Adjusted EBITDA was $55.2 million for our fiscal year ended November 30, 2006 compared to $49.0 million for our fiscal year ended November 30, 2006. The increase of $6.2 million in this period is due mainly to higher revenue, leading to an increase in income from operations.

This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For our fiscal years ended November 30, 2006 and 2005, we had cash flow from operations of $36.2 million and $40.5 million, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations:

	Year-Ended November 30
	2006	2005	2004
	(In thousands)

Cash flow provided by operations	$36,225	$40,459	$32,512
Change in operating assets and liabilities	3,414	(9,527)	1,683
Interest expense, net	11,331	12,608	1,224
Income tax expense	4,668	6,291	7,315
Accrued interest	322	(913)	—
Provision for bad debts	(195)	(529)	93
Unrealized foreign exchange losses on forward contracts	(150)	(263)	27
Deferred income taxes	(876)	(830)	(5,178)
Loss on interest rate swap recorded at fair value	(810)	—	—
Gain on disposal of fixed assets	—	20	(3)
Restructuring	810	834	3,520
Integration costs	358	—	—
Predecessor legal settlement and tax refund	—	—	(8,994)
Reorganization costs	117	883	—

Adjusted EBITDA	$55,214	$49,033	$32,199

Contractual Obligations and Commitments

We have operating leases for office space and computer equipment. In accordance with GAAP, neither the lease liabilities nor the underlying assets are carried on the balance sheet as the terms of the leases do not meet the thresholds for capitalization. Payments on these leases were approximately $5.2 million for our fiscal year ended November 30, 2006, $4.4 million for our fiscal year ended November 30, 2005 and $4.1 million for our fiscal year ended November 30, 2004.

We have debt as discussed in the indebtedness section above.

The following table outlines our contractual commitments over the next five years and thereafter at November 30, 2006:

	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Long-term debt	$16,168	$32,759	$32,151	$156,520	$237,598
Operating leases	2,847	4,112	2,250	215	9,424

Total	$19,015	$36,871	$34,401	$156,735	$247,022

Since our fiscal year ended November 30, 2004 we have funded our operations from cash flow from operations. We believe that our current resources are adequate to meet our requirements for working capital and capital expenditures for at least the next twelve months. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financings. If we ever need to seek additional financing, there is a risk that additional financing will not be available, or if available, will not be available on reasonable terms.

Off-Balance Sheet Arrangements

As of November 30, 2006, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States consistently applied throughout all periods. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenues Recognition,” issued by the American Institute of Certified Public Accountants, SOP 98-9, “Modification of 97-2, Software Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101 “Revenues Recognition in Financial Statements,” issued by the SEC.

Our application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. VSOE is based on the associated price when the elements are sold separately. Some customers receive certain elements of our products over a period of time. In certain cases, these elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis. When maintenance is sold separately we recognize revenues ratably over the contractual time period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements and the fair value of the respective elements could materially affect the amount of earned and unearned revenues.

We record product revenues from sales of our packaged software and license fees when legal title transfers, which is generally when the product ships or, in some cases, when products are delivered to retailers. We sell some of our products on consignment to resellers and retailers and recognize revenue for these consignment transactions only when the end-user sale has occurred.

At the time of contract signing, we assess whether the fee associated with the revenues transactions is fixed or determinable based on the payment terms associated with the transaction. We consider the fee to be fixed or determinable if it is due within our normal payment terms, which are generally 30 to 90 days from invoice date.

We assess the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If it is determined that collection of a fee is not reasonably assured, management defers the fee and recognizes revenues at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Allowance for Product Returns and Rebate Programs

We allow returns of our packaged software from certain distributors and resellers for various reasons such as the release of new product versions that supersede older versions in channel inventory. Consequently we establish a return provision that is netted against revenues. In computing this provision, we use estimates and judgment based on our experience. These estimates are based on channel inventory levels, current and historical return rates, channel sell in and timing of new version and product introductions. While our past estimates have been materially accurate, actual return rates could vary materially from our estimates. An increase in the return rate could result from changes in consumer demand or other factors. Should this variance occur, revenues could fluctuate significantly. Variances between estimated return rates and actual return rates are adjusted on a monthly basis.

While we believe our accounting practice for establishing and monitoring our product return provision is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made and have a significant affect on revenues.

Accounting for Income Taxes

We have operations in a number of countries worldwide. Our income tax liability is therefore a consolidation of the tax liabilities we expect to have in various locations. Our tax rate is affected by the profitability of our operations in all locations, tax rates and systems of the countries in which we operate, our tax policies and the impact of certain tax planning strategies which we have implemented.

To determine our worldwide tax liability we make estimates of possible tax liabilities. Our tax filings, positions and strategies are subject to review under local or international tax audit and the outcomes of such reviews are uncertain. In addition, these audits generally take place years after the period in which the tax provision in question was provided and it may take a substantial amount of time before the final outcome of any audit is known. In prior years we have had to make adjustments to taxes to account for the resolution of certain tax audits. The adjustments have on occasion been significant and have been accounted for as changes in estimates. Future final tax outcomes could also differ materially from the amounts recorded in our financial statements. These differences could have a material effect on our financial position and our net income in the period such determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have had substantial tax losses over the years and only a limited history of profitability, therefore we have recorded a valuation allowance against most tax assets.

We provide for withholding taxes on the undistributed earnings of our foreign subsidiaries where applicable. The ultimate tax liability related to the undistributed earnings could differ materially from the liabilities recorded in our financial statements. These differences could have a material effect on our income tax liabilities and our net income.

In April 2005, WinZip sold its intellectual property and trademarks to a non-US affiliate in a taxable transaction. We did not recognize any gain on the transfer of the property based on an analysis of the fair market value of the assets transferred that was performed at the time of the transfer, and as a result did not accrue any income tax expense on the transfer. The assessment of fair market value is based on both subjective and objective factors and if applicable tax authorities disagree with the fair market value analysis, we could be subject to significant tax liabilities, penalties and interest.

Business Combinations

We account for acquisitions of businesses and technologies in accordance with Statement of Financial Accounting Standards (“SFAS”) 141. We allocate the purchase price to tangible assets, intangible assets, and liabilities based on fair values, with the excess of purchase price being allocated to goodwill.

Historically, our acquisitions have resulted in the allocation of purchase price to goodwill and acquired intangible assets and adjustments to our deferred taxes. In order to allocate a purchase price to these intangible assets and goodwill, we make estimates and judgments based on assumptions about the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful life of those acquired intangible assets. Should different conditions prevail, we could record write-downs of goodwill, write-downs of intangible assets, or changes in the estimate of useful life of those intangible assets, which would result in changes to amortization expense.

Acquired definite lived intangible assets are initially recorded at fair value based on the present value of these estimated net future income-producing capabilities of the software products acquired. They are amortized over the future income producing period, which we consider to be the useful life, on a straight-line basis.

Impairment of Goodwill

In accordance with SFAS 142, goodwill is subject to annual impairment tests or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at the end of each fiscal year. We also test goodwill for impairment more frequently if events or circumstances warrant. Corel as a whole is considered one reporting unit. We estimate the value of our reporting unit based on market capitalization. If we determine that our carrying value exceeds our fair value, we would conduct the second step of the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. If the carrying amount of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized.

Long-lived Assets

We amortize our long-lived assets over the estimated useful life of the asset. We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS 144. SFAS 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. Events or changes in facts or circumstances can include a strategic change in business direction, decline or discontinuance of a product line, a reduction in our customer base or a restructuring. If one of these events or circumstances indicates that the carrying value of an asset may not be recoverable or that our estimated amortization period was not appropriate, we would record an impairment in long lived assets. The amount of impairment would be measured as the difference between the carrying value and the fair value of the impaired asset as calculated using a net realizable value methodology. An impairment would be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

Stock Option Accounting

In accordance with SFAS 123(R) we estimate the fair value of our options for financial accounting purposes using the Black-Scholes model, which requires a number of subjective assumptions, including the expected life of the option, risk-free interest rate, dividend rate, forfeiture rate, future volatility of the price of our common shares and vesting period. The use of subjective assumptions could materially affect the fair value estimate. Prior to our initial public offering, there was no active market for our common shares. Since we have been public for less than the vesting period of our options, we do not consider the volatility of our share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on our share price, we will use a blended rate of our own share price volatility and the U.S. Dow Jones Software and Computer Services Index. We estimate the risk-free interest rate based on Government of Canada benchmark bonds with an average yield of five to ten years. We base our estimate of the expected life of the option based on comparable industry data and the period for which our options can be exercised. We assess our forfeiture rate through an analysis of the turnover of our employees since we commenced issuing options in December 2003. The fair values of the options issued are being recognized as compensation expense over the applicable vesting period of four years on a straight line basis except for performance based options which we recognize over the expected service period based on management’s best estimate of the expected achievement.

Based on equity awards outstanding as of November 30, 2006, we had unrecognized stock-based compensation totaling $7.9 million, and we expect to record approximately $3.0 million in stock-based compensation in our fiscal year ending November 30, 2007. To the extent we continue to grant equity awards in the future the amounts of stock-based compensation recorded in future periods may be greater than these expectations. Stock-based compensation expense is reported in our Consolidated Statements of Operations, either as a cost of revenues, or as an operating expense with which the award recipients are associated.

Prior to our initial public offering, we did not obtain contemporaneous valuations from an unrelated valuation specialist. Instead, a retrospective valuation was performed by management, with input from our shareholders. Contemporaneous valuations were not obtained because we were a private company and units were granted on a frequent basis. Therefore, it was impractical to obtain a valuation at each grant date. We believe that management as a result of their experience and Vector Capital as a private equity firm have relevant experience valuing companies. Where there was more than one class of shares outstanding, the enterprise value was equally allocated to the “as-converted” common shares to arrive at a per share fair value.

Prior to our initial public offering, determining the fair value of our common shares required making complex and subjective judgments. Management used the income approach to estimate the value of the enterprise. The income approach involves applying appropriate discount rates to estimated cash flows that are based on forecasts of revenues and costs. The enterprise value is then allocated to preferred and common shares using the probability-weighted expected return method. Under this method, management considered the specific rights and preferences of each share class, and the likelihood of future outcomes. Had management considered a different allocation method, the allocations between preferred and common shares would have been different.

In arriving at the fair value of our common shares, we made a number of estimates including an organic revenue growth rate and a marketability discount. We used an organic revenue growth rate that was based upon our financial results available at the valuation date and the expected industry growth rate. In addition, we used a marketability discount of 40% to reflect the fact that our common shares were not trading in a public market. This rate was based upon U.S. and Canadian case law and numerous independent pre-IPO “lack of marketability” studies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Standards Board released FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 (“FIN 48”), which is effective for annual periods beginning on or after December 15, 2006, which is the year ending November 30, 2008 for us. FIN 48 provides a comprehensive accounting model and prescriptive disclosure requirements related to income tax certainties. We are currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In September 2006, the Financial Standards Board released FASB 158, “Employers Accounting for Defined Benefit Pension and other Postretirement Plans”, which is effective for fiscal years ending after December 15, 2006, which is the year ending November 30, 2007 for us. FASB 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. As at November 30, 2006 we have no defined benefit plans. However, as part of the acquisition of InterVideo on December 12, 2006, we have assumed the liability of an organization which has a defined benefit pension plan. We are currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In September 2006, the Financial Standards Board released FASB 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007, which is the year ending November 30, 2008 for us. FASB 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We are currently assessing the impact the adoption of this pronouncement will have on the financial statements.

QUARTERLY FINANCIAL DATA

	Quarter Ended
2006	Feb. 28	May. 31	Aug. 30	Nov. 30	Total Year
	(Dollars in thousands,
	except number of shares and per share amounts)

Revenue:
Product	$39,498	$39,151	$36,362	$42,308	$157,319
Maintenance and service	4,789	5,059	4,892	5,132	19,872

Total revenue	44,287	44,210	41,254	47,440	177,191

Cost of revenues:
Cost of products	5,005	5,049	5,338	5,947	21,339
Cost of maintenance and services	314	276	287	265	1,142
Amortization of intangible assets	6,627	2,648	2,712	2,379	14,366

Total cost of revenues	11,946	7,973	8,337	8,591	36,847

Gross margin	32,341	36,237	32,917	38,849	140,344

Operating expenses:
Sales and marketing	14,504	14,023	11,810	14,514	54,851
Research and development	6,181	6,640	6,379	6,683	25,883
General and administration	5,395	6,193	5,833	6,864	24,285
Business integration costs	—	—	—	358	358
Restructuring	560	251	—	(1)	810

Total operating expenses	26,640	27,107	24,022	28,418	106,187

Income from operations	5,701	9,130	8,895	10,431	34,157
Other expenses (income):
Loss on debt retirement	—	8,275	17	—	8,292
Interest income	—	—	—	(978)	(978)
Interest expense, net	3,863	3,207	2,334	2,905	12,309
Amortization of deferred financing fees	444	357	188	191	1,180
Other non-operating (income) expense	(120)	(528)	377	(294)	(565)

Income (loss) before taxes	1,514	(2,181)	5,979	8,607	13,919
Income tax expense, current	3,152	1,791	485	(2,017)	3,411
Income tax expense, deferred	—	—	—	1,257	1,257

Net (loss)	$(1,638)	$(3,972)	$5,494	$9,367	$9,251

Other comprehensive income (loss):
Unrealized (loss) gain on securities	(48)	(23)	(36)	(24)	(131)

Total comprehensive loss	$(1,686)	$(3,995)	$5,458	$9,343	$9,120

Net income (loss) per share:
Basic
WinZip common	$105.85	N/A	N/A	N/A	N/A
Corel common	$(0.25)	$(0.19)	$0.22	$0.38	$0.41
Fully diluted
WinZip common	$92.04	N/A	N/A	N/A	N/A
Corel common	$(0.25)	$(0.19)	$0.22	$0.37	$0.40

	Quarter Ended
2005	Feb. 28	May. 31	Aug. 30	Nov. 30	Total Year
	(Dollars in thousands,
	except number of shares and per share amounts)

Revenue:
Product	$36,082	$36,428	$34,360	$41,438	$148,308
Maintenance and service	3,906	3,573	4,129	4,128	15,736

Total revenue	39,988	40,001	38,489	45,566	164,044

Cost of revenues:
Cost of products	4,708	4,097	4,263	5,393	18,461
Cost of maintenance and services	348	293	257	256	1,154
Amortization of intangible assets	6,199	6,636	6,654	6,650	26,139

Total cost of revenues	11,255	11,026	11,174	12,299	45,754

Gross margin	28,733	28,975	27,315	33,267	118,290

Operating expenses:
Sales and marketing	12,824	12,164	12,938	16,130	54,056
Research and development	5,671	5,982	6,016	5,869	23,538
General and administration	5,659	4,654	5,088	4,450	19,851
Other operating expense	—	—	—	3,125	3,125
Restructuring	540	72	68	154	834

Total operating expenses	24,694	22,872	24,110	29,728	101,404

Income from operations	4,039	6,103	3,205	3,539	16,886
Other expenses (income):
Loss on debt retirement	3,931	6	—	—	3,937
Interest income	—	—	—	(178)	(178)
Interest expense, net	1,970	3,407	3,549	3,860	12,786
Gain on disposal of investments	—	—	—	(125)	(125)
Amortization of deferred financing fees	300	504	455	497	1,756
Other non-operating (income) expense	178	193	222	579	1,172

Income (loss) before taxes	(2,340)	1,993	(1,021)	(1,094)	(2,462)
Income tax expense, current	180	1,835	1,969	1,477	5,461
Income tax expense, deferred	—	—	—	830	830

Net (loss)	$(2,520)	$158	$(2,990)	$(3,401)	$(8,753)

Other comprehensive income (loss):
Realized gain (loss) on sale of securities	—	(91)	—	19	(72)
Unrealized (loss) gain on securities	214	(57)	(60)	2	99

Other comprehensive (loss) income	214	(148)	(60)	21	27

Total comprehensive loss	$(2,306)	$10	$(3,050)	$(3,380)	$(8,726)

	Quarter Ended
2005	Feb. 28	May. 31	Aug. 30	Nov. 30	Total Year
	(Dollars in thousands,
	except number of shares and per share amounts)

Net income (loss) per share:
Basic
Class A	$(1.64)	$(0.05)	$(0.31)	$(0.33)	$(2.40)
Class B	$(1.64)	$(0.05)	$(0.31)	$(0.33)	$(2.40)
WinZip common	$(9.75)	$38.95	$35.75	$29.50	$136.90
Fully diluted
Class A	$(1.64)	$(0.05)	$(0.31)	$(0.33)	$(2.40)
Class B	$(1.64)	$(0.05)	$(0.31)	$(0.33)	$(2.40)
WinZip common	$(9.75)	$38.95	$35.75	$29.50	$136.90
Pro-forma
Basic	$(0.16)	$0.01	$(0.15)	$(0.17)	$(0.45)
Diluted	$(0.16)	$0.01	$(0.15)	$(0.17)	$(0.45)

59.1

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Qualitative and Quantitative Disclosure About Market Risk

Market risk is the risk of a loss that could affect our financial position resulting from adverse changes in the financial markets. Our primary risks relate to increases in interest rates and fluctuations in foreign currency exchange rates. Our market risk sensitive instruments were all entered into for non-trading purposes.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our long-term debt. We have significantly larger amounts of interest bearing debt as compared to interest bearing assets. The risk is associated with increases in the prime lending rate, as a significant portion of the debt has a floating rate of interest based on the prime lending rate.

Given the amount of debt that we have, if lending rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense would change by $453,000 for each 0.5% change in interest rates, based on debt outstanding as of November 30, 2006. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.

As of November 30, 2006, our interest rate swap converts an aggregate notional principal amount of $71.5 million (or approximately 80% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 3.25%. The fixed rates range from 8.62% to 8.74%. During our fiscal year ended 2006, we have recorded a loss of $810,000 as a result of recording this interest rate swap at fair value.

As of November 30, 2005, in connection with the CSFB credit facility, we had an interest rate cap up to August 2007 on $40.0 million which reduced our interest rate exposure, prior to entering our current term loan facility.

Foreign Currency Risk

Most of our operations are located in Canada. We incur a disproportionate percentage of costs in Canadian dollars as compared to Canadian dollar denominated revenues. We are therefore exposed to loss if the Canadian dollar appreciates against the U.S. dollar.

We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in U.S. and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of November 30, 2006 we had one U.S. dollar foreign exchange contract of $500,000, which was settled on December 11, 2006.

As of November 30, 2005 we did not have any U.S. dollar foreign exchange contacts.

As we also operate internationally, a portion of our business outside North America is conducted in currencies other than the U.S. dollar. Accordingly, the results of our business may also be affected by fluctuations in the U.S. dollar against certain European and Asian currencies, in particular the Pound Sterling, the Yen and Euro. Our exposure to these and other currencies is minimized due to certain hedges naturally occurring in our business as we have decentralized sales, marketing and support operations in which most costs are local currency based.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data and the report of independent auditors thereon set forth below.

Quarterly financial information set forth herein under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Corel Corporation:

We have audited the accompanying consolidated balance sheets of Corel Corporation as of November 30, 2006 and 2005 and consolidated statements of operations, cash flows, and changes in shareholders’ (deficit) equity for the years ended November 30, 2006, 2005 and 2004. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended November 30, 2006, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
February 22, 2007
Ottawa, Canada

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)

		As of November 30,
	Note	2006	2005

ASSETS
Current assets:
Cash and cash equivalents		$51,030	$20,746
Restricted cash	2	717	966
Accounts receivable
Trade, net	3	18,150	19,342
Due from related parties	4	—	667
Other		808	311
Inventory	5	914	726
Deferred tax assets	11	—	592
Prepaids and other current assets		2,300	2,343

Total current assets		73,919	45,693
Investments	6	203	334
Capital assets	7	3,651	3,532
Intangible assets	7, 8	37,831	52,397
Goodwill	8, 9	9,850	9,850
Deferred income tax assets	11	—	284
Deferred financing and other long-term assets	2	5,232	8,746

Total assets		$130,686	$120,836

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	10	$28,220	$30,152
Due to related parties	4	167	334
Income taxes payable	11	235	—
Deferred revenue		12,719	11,755
Current portion of long term debt	12	1,426	16,934

Total current liabilities		42,767	59,175
Deferred revenue		2,015	2,085
Income taxes payable	11	8,488	10,773
Long term debt	12	89,223	134,037

Total liabilities		142,493	206,070

Commitments and contingencies	13
Shareholders’ (deficit) equity
Share capital:
Class A Common Shares (par value: none; authorized: unlimited; issued and outstanding: nil and 3,740 shares, respectively; convertible to Class B Common Shares)	14	—	(42,229)
Class B Common Shares (par value: none; authorized: unlimited; issued and outstanding: nil and 8,321 shares, respectively)	14	—	(34,184)
Preferred Shares (par value: none; authorized: unlimited; issued and outstanding: nil and 3,105 shares, respectively)	14	—	2,600
WinZip Common Shares (par value: $1; authorized: 50; issued and outstanding: nil and 20 shares, respectively)	14	—	20
Corel Common Shares (par value: none; authorized: unlimited; issued and outstanding: 24,535 and nil shares, respectively)	14	30,722
Additional paid-in capital	14	4,612	7,427
Accumulated other comprehensive income (loss)	6	(46)	85
Deficit		(47,095)	(18,953)

Total shareholders’ (deficit) equity		(11,807)	(85,234)

Total liabilities and shareholders’ (deficit) equity		$130,686	$120,836

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per share data)

		Year Ended November 30,
	Note	2006	2005		2004

Revenues
Product		$157,319		$148,308		$97,724
Maintenance and services		19,872		15,736		13,968

Total revenues		177,191		164,044		111,692

Cost of revenues
Cost of product		21,339		18,461		14,215
Cost of maintenance and services		1,142		1,154		1,085
Amortization of intangible assets		14,366		26,139		16,547

Total cost of revenues		36,847		45,754		31,847

Gross margin		140,344		118,290		79,845

Operating expenses
Sales and marketing		54,851		54,056		38,508
Research and development		25,883		23,538		14,550
General and administration		24,285		19,851		14,876
Other operating expense	12, 20	358		3,125		—
Restructuring	16	810		834		3,520

Total operating expenses		106,187		101,404		71,454

Income from operations		34,157		16,886		8,391

Other expenses (income)
Loss on debt retirement	12	8,292		3,937		—
Interest income		(978)		(178)		(1,485)
Interest expense		12,309		12,786		2,709
Gain on disposal of investments		—		(125)		(729)
Amortization of deferred financing fees		1,180		1,756		407
Other non-operating expense (income)		(565)		1,172		(1,033)

Income (loss) before income taxes		13,919		(2,462)		8,522
Income tax expense	11
Current		3,411		5,461		2,137
Deferred		1,257		830		5,178

Net income (loss)		$9,251		$(8,753)		$1,207

Other comprehensive income
Unrealized gains (losses) on securities, net of taxes	6	(131)		99		33
Realized gain on sale of securities, net of taxes	6	—		(72)		—

Other comprehensive income, net of taxes		(131)		27		33

Comprehensive income (loss)		$9,120		$(8,726)		$1,240

Net income (loss) per Corel common share:	17
Basic		$0.41	$	N/A	$	N/A
Fully diluted		$0.40	$	N/A	$	N/A
Weighted average number of Corel common shares:
Basic		22,410		N/A		N/A
Fully diluted		23,156		N/A		N/A
Distributed earnings to Corel common shares		$9,251	$	N/A	$	N/A

		Year Ended November 30,
	Note	2006		2005	2004

Net income (loss) per share:
Basic
Class A		$	N/A	$(2.40)		$0.08
Class B		$	N/A	$(2.40)		$0.08
WinZip common		$	N/A	$136.90	$	N/A
Fully diluted
Class A		$	N/A	$(2.40)		$0.08
Class B		$	N/A	$(2.40)		$0.08
WinZip common		$	N/A	$136.90	$	N/A
Income (loss) applicable to shareholders:
Class A
Distributed earnings to class		$	N/A	$21,018		$22,709
Loss allocable to class		$	N/A	$(29,991)		$(22,040)
Class B
Distributed earnings to class		$	N/A	$46,800		$9,663
Loss allocable to class		$	N/A	$(66,781)		$(9,378)
WinZip common
Distributed earnings to class		$	N/A	$12,000	$	N/A
Loss allocable to class		$	N/A	$(9,262)	$	N/A
Weighted average number of shares:
Shares used in basic per share amounts
Class A			N/A	3,737		8,218
Class B			N/A	8,321		3,497
WinZip common			N/A	20		N/A
Shares used in diluted per share amounts
Class A			N/A	3,737		8,218
Class B			N/A	8,321		3,497
WinZip common			N/A	20		N/A

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

		Year Ended November 30,
	Note	2006	2005	2004

Cash flow from operating activities
Net income (loss)		$9,251	$(8,753)	$1,207
Depreciation and amortization		1,609	1,490	2,483
Amortization of deferred financing fees		1,180	1,756	407
Amortization of intangible assets		14,366	26,139	16,547
Stock-based compensation		3,232	1,731	225
Other non-cash charges	12	—	2,242	—
Accrued interest		(322)	913	—
Provision for bad debts		195	529	(93)
Deferred income taxes		876	830	5,178
Unrealized foreign exchange loss (gain) on forward exchange contracts		150	263	(27)
Loss (gain) on disposal of fixed assets		—	(20)	3
Loss on early retirement of debt	12	8,292	3,937	—
Gain on disposal of investments		—	(125)	(729)
Loss on interest rate swap recorded at fair value		810	—	—
Change in operating assets and liabilities	19	(3,414)	9,527	(1,683)
Legal settlement and tax refund		—	—	8,994

Cash flow provided by operating activities		36,225	40,459	32,512

Cash flow from financing activities
Restricted cash		249	1,257	(327)
Utilization (repayment) of operating line of credit		—	(2,500)	2,500
Proceeds from long term debt	12	90,000	153,000	67,500
Repayments of long term debt	12	(150,323)	(83,575)	(32,096)
Payments on deferred purchase price		—	(750)	—
Financing fees incurred		(5,259)	(8,708)	(1,954)
Net proceeds from public offering (net of costs of $5,176)		69,132	—	—
Paid up capital distribution		—	(83,146)	(40,952)
Dividends		(7,500)	(14,135)	—
Other financing activities		(184)	5	—

Cash flow used in financing activities		(3,885)	(38,552)	(5,329)

Cash flow from investing activities
Proceeds on disposal of assets		—	20	1,983
Proceeds on disposal of investments		—	125	730
Redemption (purchase) of short-term investments		—	9,987	(3,994)
Acquisition of Jasc		—	(898)	(32,250)
Purchase of long lived assets		(1,906)	(1,933)	(568)

Cash flow provided by (used in) investing activities		(1,906)	7,301	(34,099)

Effect of exchange rate changes on cash and cash equivalents		(150)	(19)	(22)
Increase (decrease) in cash and cash equivalents		30,284	9,189	(6,938)
Cash and cash equivalents, beginning of period		20,746	11,557	18,495

Cash and cash equivalents, end of period		$51,030	$20,746	$11,557

Supplemental disclosures:
Cash paid for interest		9,613	11,808	2,709
Cash paid (recovered) for income taxes		5,526	1,561	(4,500)
Share consideration on acquisitions		35,138	—	2,445

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands of U.S. dollars, except per share data)

											Other
											Compre		Retained	Total
	Class A		Class B		Preferred		WinZip		Corel Common		hensive		Earnings	Shareholders’
	Common		Common		Shares		Stock		Shares		Income	APIC	(Deficit)	Deficit

Balances at November 30, 2004	3,736	$(9,097)	8,321	$(34,184)	3,105	$52,600	—	$—			$58	$225	$(8,065)	$1,537
WinZip equity as of January 18, 2005	—	—	—	—	—	—	20	20			—	17,480	—	17,500
Total comprehensive income (loss)	—	—	—	—	—	—	—	—			27	—	(8,753)	(8,726)
WinZip dividends paid	—	—	—	—	—	—	—	—			—	(12,000)	—	(12,000)
Corel dividends paid	—	—	—	—	—	—	—	—			—	—	(2,135)	(2,135)
Paid up capital distribution	—	(33,146)	—	—	—	(50,000)	—	—			—	—	—	(83,146)
Units exercised	4	14	—	—	—	—	—	—			—	(9)	—	5
Stock-based compensation	—	—	—	—	—	—	—	—			—	1,731	—	1,731

Balances at November 30, 2005	3,740	$(42,229)	8,321	$(34,184)	3,105	$2,600	20	$20			$85	$7,427	$(18,953)	$(85,234)

Balances at December 1, 2005(*)							20	$20	15,167	$(73,813)	$85	$7,427	$(18,953)	$(85,234)
Total comprehensive income (loss)							—	—	—	—	(131)	—	9,251	9,120
Shares issued for services rendered							—	—	3	52	—	—	—	52
Repurchase of options							—	—	—	—	—	(427)	—	(427)
Stock based compensation							—	—	—	—	—	3,232	—	3,232
WinZip dividends paid							—	—	—	—	—	(5,480)	(2,020)	(7,500)
Shares issued on initial public offering							—	—	5,000	69,173	—	—	—	69,173
Shares issued on WinZip acquisition (Note 8)							(20)	(20)	4,323	35,158	—	—	(35,373)	(235)
Options Exercised							—	—	42	152	—	(140)	—	12

Balances at November 30, 2006							—	$—	24,535	$30,722	$(46)	$4,612	$(47,095)	$(11,807)

*	On December 1, 2005 the Company reorganized its share capital and all of the outstanding Class A Common, Class B Common, and Preferred Shares were converted to Corel Common Shares (note 14)

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands of U.S. dollars, unless otherwise stated)

1.	Nature of Operations

Founded in 1985, Corel Corporation (“Corel” or the “Company”) is a global packaged software company with products for the productivity and graphics and digital imaging markets. At November 30, 2006, the Company’s significant products include WordPerfect Office Suite, CorelDRAW Graphics Suite and Corel Paint Shop Pro, Corel Painter, WinZip and Corel Snapfire.

2.	Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements have been prepared in United States (US) dollars and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company was acquired by Vector Capital (“Vector Capital”), a venture capital group of companies based in California, on August 28, 2003. Vector Capital remains as the Company’s largest shareholder. This transaction was accounted for by the Company by allocating the purchase price paid by Vector Capital to its net assets (“push-down accounting”).

The Company purchased Cayman Ltd. Holdco (“WinZip”) from affiliates of Vector Capital contemporaneously with the completion of its public offering on May 2, 2006. Prior to this transaction, the Company and WinZip were under common control. Because of this common control, the Company included the results of WinZip from January 18, 2005 (the date Vector Capital purchased WinZip).

On March 31, 2006, the Company effected a 1.0 for 11.7 reverse split of its share capital. Accordingly, the share, per share, and share option data appearing in the consolidated financial statements and notes has been adjusted for all periods to reflect the impact of the reverse split.

Basis of consolidation

The consolidated financial statements for fiscal 2005 and 2006 include the accounts of Corel and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Estimates and assumptions

The preparation of these financial statements is in conformity with US GAAP and requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions for sales returns and bad debts, estimates associated with annual goodwill impairment tests and estimates of deferred income tax assets and liabilities. We also use estimates in determining the remaining economic lives and carrying values of purchased intangible assets, equipment and other long-lived assets. In addition, we use assumptions when employing the Black-Scholes valuation model to estimate the fair value of options. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

Business combinations

Corel accounts for business acquisitions using the purchase method of accounting and records definite lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates of their fair value as at the date of acquisition. Goodwill is recorded as the residual amount of the purchase price less the fair value assigned to the individual assets acquired and liabilities assumed, as at the date of acquisition.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software revenue recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (“AICPA”), SOP 98-9, “Modification of 97-2, Software Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101 and No. 104 “Revenue Recognition in Financial Statements,” issued by the Securities and Exchange Commission (“SEC”).

The Company records revenue when persuasive evidence of an arrangement exists, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable.

The Company’s application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. The Company’s VSOE is based on the associated price when the elements are sold separately. Some customers receive certain elements of the Company’s products over a period of time. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements and the fair value of the respective elements could materially affect the amount of earned and unearned revenue.

The Company sells maintenance contracts that include the right to unspecified upgrades of software licenses on a when-and-if-available basis and customer support. Sales of maintenance contracts are considered post contract support, and the fees are deferred and recognized as revenue ratably over the term of the maintenance arrangement, which is generally 12 or 24 months. Deferred revenue is not contingent upon any specific delivery of product since upgrades are only provided when-and-if-available.

The Company recognizes revenues from the sale of its packaged software when legal title transfers, which is generally when the product ships or, in the case of certain agreements, when products are delivered to retailers. The Company sells some of its products on consignment to resellers and retailers and recognizes revenue for these consignment transactions only when the end-user sale has occurred.

At the time of contract signing, the Company assesses whether the fee associated with the revenue transactions is fixed or determinable based on the payment terms associated with the transaction and considers the fee to be fixed or determinable if it is due within the Company’s normal payment terms, which are generally 30 to 90 days from invoice date.

The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If it is determined that collection of a fee is not reasonably assured, management defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Allowance for product returns and rebate programs

The Company reduces product revenues from distributors and retailers for estimated returns based on historical returns experience and other factors, such as the volume and price mix of products in the retail channel, return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for its products (including the competitive environment and the timing of new releases of its product). The Company also reduces product revenue for the estimated redemption of rebates on certain current product sales. The Company estimates provisions for distributor and retailer sales incentive rebates based on distributors and retailers actual performance against the terms and conditions of rebate programs. The Company estimates and provides for end user rebates based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company regularly reviews the accounts receivable and management uses its judgment to assess the collectibility of specific accounts. As part of the review, management considers historical bad debts, changes in customer payments and current economic trends. Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers. Changes in these factors result in adjustments to the allowance for doubtful accounts which are accounted for as changes in estimates.

Other comprehensive income (loss)

Other comprehensive income (loss) is the change in equity of a business enterprise from non-shareholder transactions affecting shareholders’ (deficit) equity that are not included in net income (loss) on the statement of operations and are reported as a separate component of shareholders’ (deficit) equity. Other comprehensive income (loss) includes any unrealized gains or losses on available-for-sale securities.

Foreign currency translation

The functional currency of the Company and its subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are re-measured to U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are re-measured in U.S. dollars using historical exchange rates. Revenues and expenses are re-measured using the actual exchange rates prevailing on the date of the transactions. Gains and losses resulting from re-measurement are recorded in the Company’s Consolidated Statement of Operations as a component of other non-operating expense (income).

The effects of foreign currency transaction gains or losses are as follows:

	Year Ended November 30,
	2006	2005	2004

Gains (losses) on foreign exchange	$413	$(933)	$1,212

Cash and cash equivalents

Cash includes cash equivalents, which are investments that are highly liquid and have terms to maturity of three months or less at the time of acquisition. Cash equivalents typically consist of commercial paper, term deposits and banker’s acceptances issued by major North American banks and corporate debt. Cash and cash equivalents are carried at cost, which approximates their fair value.

Restricted cash

As of November 30, 2006 and 2005, approximately $500 was held on deposit with financial institutions as compensating balances against certain foreign exchange exposures. Should the cash be reclaimed by the Company, the credit arrangements would no longer be available to the Company. An additional $150, is held in-trust at a law firm to pay legal fees and expenses of the former Board of Directors, as required by the acquisition agreement reached between Vector Capital and Corel Corporation dated August 28, 2003, whereby Vector capital acquired Corel. Any unused funds will be returned to Corel in 2009. Restricted cash is carried at cost. An additional $67 represents cash deposit for leased premises. As at November 30, 2005, there was $250 held for the deferred purchase price payable to the previous owner of WinZip.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

Investments are made up of equity securities classified as available-for-sale and equities accounted for under the equity method. Available-for-sale securities do not qualify for accounting under the equity method because Corel’s ownership interest in such investees is less than 20% and the Company does not have the ability to exercise significant influence on the investees. Corel monitors available-for-sale investments for impairment, and transfers an unrecognized loss to the statement of operations from other comprehensive income when a decline in fair value is considered to be other than temporary.

The Company follows the equity method of accounting for investments in other companies where it holds 20% or more, but less than 50%, of the outstanding voting shares and/or has the ability to exert significant influence. Under the equity method, the Company records its initial investment at cost and records its pro rata share of earnings or losses of equity investments in its results of operations until the net book value of the investment is reduced to $0.

All available-for-sale securities are recorded at fair value. Any unrealized gains and losses are reported as a separate component of “accumulated other comprehensive income (loss)” within shareholders’ (deficit) equity. Realized gains and losses are included in other non-operating expense (income).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, forward exchange contracts and accounts receivable.

The Company’s cash, cash equivalents are denominated predominantly in U.S. dollars with major North American financial institutions which reduces the financial risk from non-performance. Cash and cash equivalent deposits may exceed federally insured limits.

As at November 30, 2006 and November 30, 2005 there are no individual customers with balances greater then 10% of the total accounts receivable.

Interest rate risk

The Company’s exposure to interest rate risk relates primarily to its long-term debt. The Company has significantly larger amounts of interest bearing debt as compared to interest bearing assets. The risk is associated with increases in the prime lending rate, as a significant portion of the debt has a floating rate of interest based on prime.

Given the amount of debt that the Company has, if lending rates were to rise significantly, the resulting interest cost could materially affect the business. In connection with the current debt facility (note 12), the Company uses interest rate swaps to limit its exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.

Fair value of financial instruments

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments.

The Company determines the fair value of its operating line of credit and long-term debt based on market information and a review of prices and terms available at the fiscal year-end for similar obligations.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount of the long-term debt also approximate fair value because there has been no significant changes in the Company’s interest rates in conjunction with its most recent financing and the operating line of credit and long-term debt bear interest at floating rates.

Forward exchange contracts

Corel manages its financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on its operations.

To meet this objective Corel enters into foreign exchange contracts from time to time for terms of less than twelve months. Contracts are with major Canadian chartered banks, and therefore non-performance by a counter party is considered unlikely. As of November 30, 2006 Corel has one U.S dollar foreign exchange contract of $500, which was settled on December 11, 2006. A loss of $9 was recorded on this contract for the year ending November 30, 2006. As of November 30, 2005 Corel did not have any U.S. dollar foreign exchange contracts.

In accordance with the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Corel’s forward exchange contracts qualify as derivative instruments. These contracts are not designated as hedging instruments under SFAS 133. These contracts are marked-to-market at the end of each reporting period and resulting gains or losses are recorded as other non-operating expense (income) in the Company’s consolidated statement of operations. The Company does not use derivative instruments for trading purposes.

Interest rate swaps

The Company entered into an interest rate swap with its principal lender, as required under its senior credit facility. The Company does not use derivative instruments for speculative purposes.

The interest rate swap qualifies as a derivative and was not designated as a hedging instrument at the initiation of the swap, and therefore, the Company has not applied hedge accounting. As a result, at the end of each period, the interest rate swap is recorded in the consolidated balance sheet at fair value, and any related gains or loses are recognized on the Company’s statement of operations within “interest expense”.

As of November 30, 2006, the Company’s interest rate swap converts an aggregate notional principal amount of $71.5 million (or approximately 80% of its interest-bearing debt) from floating rate interest payments under its term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 3.25%. The fixed rates range from 8.62% to 8.74%. During fiscal 2006, the Company has recorded a loss of $810 as a result of recording this interest rate swap at fair value.

Inventory

Inventory of product components is valued at the lower of average cost and replacement cost. Finished goods are valued at the lower of average cost and net realizable value.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets

Long-lived assets are recorded at cost. Amortization of licenses commences with the market release of the associated software products and versions. Depreciation and amortization are calculated using the following rates and bases:

Capital assets
Furniture and fixtures	20-33.3% per year declining balance
Computer equipment — general	Three years straight line
Computer equipment — research and development	20-50% per year declining balance
Leasehold improvements	Straight line over the term of the lease
Intangible assets
Licenses	Straight line over their useful lives, generally three to seven years
Acquired technologies	Straight line over the remaining economic life, generally estimated to be three to seven years
Tradenames	Straight line over estimated life of seven years
Customer relationships	Straight line over estimated life of four years
Non-competition agreement	Straight line over two years, the term of the agreement

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The determination of whether any impairments exist includes a comparison of estimated undiscounted future cash flows anticipated to be generated using the remaining life of the asset to the net carrying value of the asset. If the fair value of the asset, as estimated by undiscounted future cash flows, is less than the carrying value, an impairment loss will be recorded.

Goodwill

Goodwill represents the excess of the purchase price of acquired companies over estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead tests goodwill for impairment at least annually and, if necessary, would record any impairment in accordance with Statement of Financial Accounting Standards No. 142.

A two-step test is performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded. The Company has one reporting unit.

Software development costs

Product development costs are charged to expense as incurred until technological feasibility is attained. The Company’s internally developed software costs include application and tools development, testing, translation and localization costs incurred in production of software to be licensed to customers. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software development is traditionally short, and to date, such costs have not been material. Accordingly, the Company did not capitalize any development costs in fiscal 2006, 2005 and 2004.

The Company capitalizes software acquired through business combinations and technology purchases only if the related software under development has reached technological feasibility or if there are alternative future uses for the technology. The amortization expense is separately classified and disclosed as a component of cost of revenue.

Deferred financing charges

Deferred financing charges arise when the Company arranges long-term debt financing and are amortized over the term of the associated debt using the effective interest rate method. In fiscal 2004, the Company renegotiated its term loans and in fiscal 2005 and fiscal 2006, it entered into new debt facilities. Additions to deferred financing charges in fiscal 2006 and fiscal 2005 were $4,304 and $7,445 respectively. During fiscal 2006, 2005 and 2004, amortization expense was $1,180, $1,756 and $407, respectively.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets to an amount for which realization is more likely than not.

The Company has loss carry forwards and various amounts that can be claimed against taxable income that have already been recorded as expenses in the financial statements. With the application of push-down accounting, any utilization of these pre-acquisition tax losses or unclaimed deductions is first applied to reduce the goodwill and other intangibles pushed-down from the acquisition. Once these balances were eliminated, the utilization of any remaining losses and other unclaimed deductions are recorded as a reduction in income tax expense.

The settlement of any contingencies that existed prior to the Vector Capital acquisition are first applied against goodwill and then against acquired intangibles on a pro-rata basis, until such time as the carrying value of these assets is reduced to $nil, and thereafter included as a component of Corel’s income tax provision.

Investment tax credits

Investment tax credits, which are earned as a result of qualifying research and development expenditures, are recognized and applied to reduce income tax expense in the year in which the expenditures are made and their realization is reasonably assured.

Stock-based compensation

Stock-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period with an equal amount recorded as additional paid in capital until such time as the fair value has been fully recognized. The Company accounts for forfeitures using an estimated rate when determining the fair value of the award.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising costs

Advertising costs are expensed as incurred but do not include expenses related to coupon programs, which are applied against revenues. The following table sets forth advertising cost for the applicable periods:

	Year Ended November 30,
	2006	2005	2004

Advertising costs	$18,951	$20,981	$13,561

Shipping and handling costs

Shipping and handling costs associated with product delivery are included in cost of revenues for all periods presented.

Earnings per share

The Company computes the basic earnings (loss) per share by using the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested stock options, calculated under the treasury stock method. Any stock options which have an exercise price greater than the market price at the balance sheet date are not considered as dilutive potential common shares.

For the years ended November 30, 2005 and 2004 the Company used the ‘two class’ method to compute earnings (loss) per share. Under this method, basic earnings (loss) per share was computed for each class of common shares by adding the distributed earnings and the undistributed earnings (loss) for the period, to the extent the class could share in the earnings (loss), and then dividing the total by the adjusted weighted average number of shares in the class to which the earnings were allocated. Diluted earnings (loss) per share was also computed for each class of common shares by adding the distributed earnings and the undistributed earnings (loss) for the period, to the extent the class could share in the earnings (loss), and then dividing the total by the adjusted weighted average number of shares in the class to which the earnings were allocated. The weighted average number of shares was adjusted to include potentially dilutive securities outstanding during the period. Such securities were the incremental Class A shares issuable upon the exercise of Units, and the assumed conversion of the preferred shares.

Recent accounting pronouncements

In July 2006, the Financial Standards Board released FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 (“FIN 48”), which is effective for annual periods beginning on or after December 15, 2006, which is the year ending November 30, 2008 for the Company. FIN 48 provides a comprehensive accounting model and prescriptive disclosure requirements related to income tax uncertainties. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In September 2006, the Financial Standards Board released FASB 158, “Employers Accounting for Defined Benefit Pension and other Postretirement Plans”, which is effective for fiscal years ending after December 15, 2006, which is the year ending November 30, 2007 for the Company. FASB 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. As at November 30, 2006 the Company has no defined benefit plans. However, as part of the acquisition of InterVideo, Inc. on December 12, 2006, as described in Note 19, the Company has assumed the liability of an organization which has a defined pension plan. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Financial Standards Board released FASB 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007, which is the year ending November 30, 2008 for the Company. FASB 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

3.	Accounts Receivables and Allowance for Doubtful Accounts

The Company’s trade receivables are recorded in the balance sheet at the outstanding principal amount adjusted for any allowances for doubtful accounts and provisions for rebates and returns.

The components of trade receivables for the periods presented are as follows:

	November 30, 2006	November 30, 2005

Gross accounts receivable	$29,979	$28,406
Allowance for doubtful accounts	(1,003)	(1,116)
Provisions for returns and rebates	(10,826)	(7,948)

Trade receivables	$18,150	$19,342

4.	Related Party Transactions

The Company made paid-up capital distributions of $0, $83.1 million and $41.0 million to Vector Capital, the majority shareholder of common shares of the Company, during fiscal 2006, 2005 and 2004, respectively.

In connection with certain transaction advisory work performed on the Company’s behalf, the Company paid Vector Capital transaction fees and reimbursements for expenses of $115, $3,275 and $250 in fiscal 2006, 2005 and 2004, respectively. As of November 30, 2006 and 2005, there were amounts payable to Vector Capital of $167 and $334, respectively.

The Company purchased WinZip from Vector Capital in May 2006 (note 8).

The Company made two loans to senior executives during fiscal 2005 for the purpose of relocation. Approximately $466 was loaned to its Chief Executive Officer. The loan generated interest at the Royal Bank of Canada’s prime rate on approximately $207 of the amount. In addition, approximately $200 was loaned to a senior manager of the Company at 1.5% above the Bank of Canada prime interest rate. Both of these loans were repaid or forgiven in fiscal 2006.

In June 2005, the Company granted options in respect of 413,971 common shares to the Company’s Chief Executive Officer at an exercise price of $1.17 per common share. Options to acquire 79,378 common shares vested upon the completion of the Company’s initial public offering while the remainder continues to vest over a four-year period. Pursuant to the terms of the Chief Executive Officer’s employment agreement, in April 2006 the Company repurchased options representing the right to acquire 22,696 common shares at a price of $18.83 per unit, or $428 in the aggregate. Of this, $214 was applied as a repayment against of the loan discussed above and the remaining $214 was paid to him to help defray additional expenses incurred in connection with his relocation to Canada. The remaining portion of the loan was forgiven concurrent with the repurchase of options.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventory

The components of inventory for the periods presented are as follows:

	November 30, 2006	November 30, 2005

Product components	$444	$219
Finished goods	470	507

Inventory	$914	$726

6.	Investments

Any unrealized gains and losses on the available-for-sale securities are included in accumulated other comprehensive income on the balance sheet. The following chart summarizes the Company’s gross unrealized gains and losses on the available-for-sale securities:

	Year Ended November 30,
	2006	2005	2004

Equity securities:
Fair value	$203	$334	$393
Gross unrealized gains	203	334	393
Unrealized gains (losses) included in comprehensive income, net of taxes	(131)	99	33
Realized gain on sale of securities, net of taxes	—	72	—

The Company also has investments in privately-held businesses that are accounted for under the equity method.

7.	Long-Lived Assets

The components of long-lived assets for the periods presented are as follows:

	November 30, 2006		November 30, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Capital Assets
Furniture and fixtures	$2,114	$994	$2,056	$790
Computer equipment — general	4,682	3,117	3,817	2,613
Computer equipment — research and development	1,448	729	1,446	570
Leasehold improvements	474	227	314	128

	8,718	5,067	7,633	4,101

Less: Accumulated amortization	5,067		4,101

Net book value	$3,651		$3,532

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 30, 2006		November 30, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Intangible Assets
Licenses	$2,428	$1,735	$2,067	$1,468
Acquired technologies	80,750	52,540	80,750	42,288
Tradenames	23,502	7,021	23,502	3,334
Customer relationships	884	535	884	270
Non-competition agreement	150	140	150	65

	107,714	61,971	107,353	47,425

Less: Accumulated amortization	61,971		47,425
Cumulative pre-acquisition legal settlement	647		647
Cumulative utilization of pre-acquisition tax carry forwards	7,265		6,884

Net book value	$37,831		$52,397

During fiscal 2006 and fiscal 2005, the Company continued to utilize its tax loss carryforwards from the period before the Company was acquired by Vector Capital. The tax savings relating to the use of those tax loss carryforwards were applied to reduce the cost of intangible assets recognized in connection with the acquisition.

The following table sets forth the Company’s estimated future amortization charges with respect to intangible assets at November 30, 2006 for the five succeeding fiscal years.

Estimated
Amortization
Expense

2007	$10,594
2008	9,823
2009	9,049
2010	3,925
2011	3,925

Total	$37,316

8.	WinZip Acquisition

On May 2, 2006 (“the WinZip acquisition date”), the Company acquired all of the outstanding securities of WinZip, a provider of compression utility software, from Vector Capital, which originally purchased WinZip on January 18, 2005. The Company acquired WinZip to expand its product offerings of productivity software. The purchase cost for the acquisition was 4,322,587 common shares of the Company, valued at $69.2 million.

Under the terms of the agreement, the Company repaid all of the outstanding bank debt of WinZip as at the WinZip acquisition date and granted options to purchase 74,680 common shares under its 2006 Equity Incentive Plan to replace outstanding WinZip options. The acquisition agreement also provides for a reciprocal indemnity for breach of covenants, representations and warranties, generally for a one-year period. A portion of the purchase price, amounting to 93,929 Corel common shares issued to Vector Capital, may not be

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transferred by Vector Capital for a period of one year from the date of the acquisition, so that they will be available to satisfy Vector Capital’s indemnification obligations to the Company.

Prior to the acquisition, the Company and WinZip were under common control. As a result, in accordance with SFAS 141, the Company has presented financial statements, which include the results of WinZip from January 18, 2005. The transaction was accounted for as a related party transaction. and accordingly, the fair value of the 4,322,587 Corel common shares issued as consideration was recorded as share capital, and the difference between the fair value of the shares issued and the carrying amount of WinZip’s net assets was recorded as a dividend.

The aggregate purchase cost paid by Vector Capital for WinZip was allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition and is summarized as follows:

Current assets	$2,497
Capital assets	183
Tradename	21,772
Acquired technologies	5,704
Non-competition agreements	150
Customer relationships	348
Goodwill on acquisition of Winzip by Vector	3,993
Current liabilities	(858)

Fair value of net assets acquired by Vector Capital on January 18, 2005	33,789
Fair value of shares issued to Vector Capital, recorded as a dividend	35,373
Share issuance costs	235

Purchase cost of WinZip acquisition	$69,397

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

9.	Goodwill

Changes in the carrying amount of goodwill were as follows:

Balance, November 30, 2004	$4,960
Adjustment for channel inventory and Jasc acquisition costs	897
Addition on WinZip combination (note 8)	3,993

Balance, November 30, 2005 and 2006	$9,850

During fiscal 2005, the Company accrued for additional inventory returns of Jasc products that were in various channels prior to the acquisition. The adjustment of this pre-acquisition contingency has been recorded as an adjustment to goodwill recognized as part of the Jasc acquisition.

The Company performed impairment tests at each year end presented, and there have been no indications that an impairment of goodwill exists.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities for the periods presented are as follows:

	November 30,	November 30,
	2006	2005

Accrued payroll	$10,864	$8,936
Accrued interest	1,565	1,077
Trade accounts payable	2,386	4,671
Other accrued liabilities	13,405	15,468

Accounts payable and accrued liabilities	$28,220	$30,152

11.	Income Taxes

Income (loss) from operations before income taxes included income (loss) from foreign operations of $10,357 in fiscal 2006, $2,273 in fiscal 2005, and $2,805 in fiscal 2004.

The provision for income taxes consisted of the following:

	Year Ended November 30,
	2006	2005	2004

Current:
Canadian	$736	$1,090	$587
Foreign	2,675	4,371	1,550

	3,411	5,461	2,137

Deferred:
Canadian	381	1,706	5,178
Foreign	876	(876)	—

	1,257	830	5,178

Income tax expense	$4,668	$6,291	$7,315

A reconciliation of income tax at the statutory rate to the Company’s effective tax rate is as follows:

	Year Ended November 30,
	2006	2005	2004

Income (loss) before income taxes	$13,919	$(2,462)	$8,522
Expected statutory rate	36.1%	36.0%	36.0%

Expected tax expense (recovery)	5,025	(886)	3,068
Losses not previously benefited	(601)
Foreign tax rate differences	(3,258)	214	(55)
Change in valuation allowance	876	5,052	2,493
Non-deductible expenses and non-taxable income	1,922	1,264	916
Settlement of prior year audits	—	(334)	—
Withholding tax on foreign income	685	930	828
Other	19	51	65

Reported income tax expense	$4,668	$6,291	$7,315

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant deferred tax assets were as follows, as of the dates indicated:

	November 30,	November 30,
	2006	2005

Deferred tax assets:
Net operating losses carried forward	$76,652	$112,655
Book and tax differences on assets	57,794	26,804
Other	18,513	2,708

Total deferred tax assets	152,959	142,167
Valuation allowance for tax assets	(152,959)	(141,291)

Net deferred tax assets	$—	$876

As of November 30, 2006, the Company has tax loss carry-forwards of approximately $216.0 million, which expire during the years 2007 to 2021. Approximately $18.0 million of these losses are restricted to amounts that may be claimed each year based on U.S. tax loss limitations. The Company also has investment tax credits of approximately $15.0 million which expire during the years 2007 to 2013.

12.	Long Term Debt

The components of long term debt for the periods presented are as follows:

	November 30, 2006			November 30, 2005
	Current	Long Term	Total	Current	Long Term	Total

Term loan	$900	$88,650	$89,550	$—	$—	$—
Promissory note	526	573	1,099	1,170	1,072	2,242
Credit Suisse First Boston
First lien	—	—	—	10,014	63,111	73,125
Second lien	—	—	—	—	55,000	55,000
WinZip debt	—	—	—	5,750	14,854	20,604

Total	$1,426	$89,223	$90,649	$16,934	$134,037	$150,971

Term Loan

On May 2, 2006, the Company entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan with a six-year maturity and a $75.0 million revolving line of credit with a five-year term as part of its debt restructuring. Proceeds from this refinancing were used to repay the Company’s existing debt at that time: the Credit Suisse First Boston term loan and credit facility, and the WinZip debt. As a result, the Company incurred a loss on debt retirement of $8.3 million. On December 12, 2006, this facility was amended as discussed in note 20, as the Company completed its acquisition of InterVideo, Inc. The acquisition was partially financed through an amendment to the credit facility for an additional $70.0 million of term loan borrowings.

The credit facility agreement requires the Company to make fixed quarterly principal repayments of 0.25% of the original principal amount on the term loan, or $225 from June 2006 to December 2006 and $400 from January 2007 through to December 2011, with the balance of the loan due in April 2012. The term loan and revolving line of credit bear interest at floating rates tied to either the Alternate Base Rate (“ABR”, which equal the higher of (i) the federal funds rate plus 50 basis points, and (ii) the prime rate) plus 2.25% until December 2006 and ABR plus 3.00% thereafter or Adjusted LIBOR plus 3.25% until December 2006 and Adjusted LIBOR plus 4.00% thereafter. On an annual basis, beginning at the end of the first quarter of fiscal

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, the Company is required to make a cash sweep payment to fund its principal balance, based excess cash flow as defined in the agreement.

In addition to the above loans, the facility also provides the Company with a $25,000 ($10,000 up to December 2006) letter of credit and a $5,000 Swingline commitment. The applicable interest rate on any borrowings is based on a leverage ratio pricing grid. As at November 30, 2006, no balance was outstanding on either the letter of credit or the Swingline commitment.

In connection with the senior credit facility, the Company obtained interest rate protection by entering into an interest rate swap with its principal lender for $71.5 million. The variable rate of interest is based on three-month LIBOR plus 3.25%. The fixed rates range from 8.62% to 8.74%.

The borrowings under the senior credit facility are collateralized by a pledge of all the Company’s assets, including subsidiary stock. Under the terms of the credit agreement with, the Company is subject to restrictive covenants. The agreement contains customary restrictions, such as restrictions on additional borrowing, distributions and business acquisitions/divestitures. It also contains financial covenants including requiring:

•	a maximum total leverage ratio, which is defined as the ratio of total debt to trailing four quarter consolidated Adjusted EBITDA, as defined in the credit agreement, to be less than specified amounts over the term of the facility, from 3.50:1.00 to 2.25:1.00; the applicable rate for November 30, 2006 was 3.00:1.00;

•	a minimum fixed charge coverage ratio, which is defined as the ratio of trailing four quarter consolidated Adjusted EBITDA to fixed charges, of 2.50 to 1.00 up to December 2006, 2.00 to 1.00 from January 2006 until November 2010, 2.25 to 1.00 from December 2010 to November 2011 and 2.50 to 1.00 thereafter.

As of November 30, 2006, Corel was in compliance with all debt covenants.

The combined committed debt payments, for both the existing term loan of approximately $89.0 million as at December 12, 2006 and the additional term loan borrowing of $70.0 million, based on the interest rates as at December 12, 2006 are as follows:

	Term Loan
	Principal	Interest	Total

2007	1,425	14,743	16,168
2008	1,600	14,855	16,455
2009	1,600	14,704	16,304
2010	1,600	14,551	16,151
2011	1,600	14,400	16,000
2012	151,725	4,795	156,520

Total	$159,550	$78,048	$237,598

Credit Suisse First Boston term loans and credit facility

In February 2005, Corel entered into a new credit facility with Credit Suisse First Boston (“CSFB”) consisting of a $75,000 first lien credit agreement and a $55,000 second lien credit agreement.

The rate of interest on the first and second lien agreements was either (i) LIBOR plus 4.25% and LIBOR plus 8.0%, respectively, or (ii) the higher of the Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1% plus 2.25%, in each case, on the borrowing date. The rate of interest on the second lien agreement was either (i) LIBOR plus 8.0% or (ii) the higher of the Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%, plus 6.0%, in each case, on the borrowing date.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the CSFB facility, Corel was required to obtain interest rate protection. In August, 2005, Corel purchased a two year interest rate cap at LIBOR plus 6% on $40,000 effective August 5, 2005.

As of November 30, 2005, Corel was not in compliance with the total leverage ratio covenant on the First Lien. The Company obtained an amendment to the First Lien which adjusted the covenants retroactively such that the Company was in compliance and adjusted future covenants.

On May 2, 2006, the term loan was repaid in full.

WinZip debt

On June 29, 2005, WinZip obtained a $23,000 term loan (“WinZip Term Loan”) and a $1,000 revolving line of credit. Interest was charged at prime plus a base rate margin as determined by an adjusted leverage ratio. On May 2, 2006, this debt was repaid in full, as part of the Company’s debt restructuring.

Promissory Note

On November 30, 2005, the Company signed a promissory note in regards to the release from its naming rights agreement for a sporting and entertainment venue. Under the terms of the note, the Company agreed to repay C$2,621 to Capital Sports Properties Inc., which was recorded as other operating expense in fiscal 2005. A principal payment of C$821 was made on December 1, 2005, and payments of C$300 were made on April 1 and June 30, 2006. Additional payments of $300 will be made on April 1 and June 30, 2007 and 2008. The Company can prepay the principal balance at any time, without penalties.

13.	Commitments and Contingencies

Operating leases

The Company rents office space in Canada, Europe and other international locations under various operating leases, which contain different renewal options. The leases begin to expire in 2007.

At November 30, 2006, the minimum unaccrued commitments under long-term agreements, are as follows:

Leases

2007	$2,847
2008	2,778
2009	1,334
2010	1,124
2011	1,126
2012 and thereafter	215

$9,424

The Company recorded lease expenses of $5,225 for fiscal 2006, $4,400 for fiscal 2005, and $4,114 for fiscal 2004.

Customer Indemnification

The Company has entered into licensing agreements with customers that include intellectual property indemnification clauses. These clauses are typical in the software industry and require the Company to compensate customers for certain liabilities and damages incurred as a result of third party intellectual property claims arising from these transactions. The Company has not made any significant indemnification payment as a result of these clauses and, in accordance with FASB Interpretations No. 45, Guarantors

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), has not accrued any amounts in relation to these indemnification clauses.

Legal Proceedings

The Company is currently, and from time to time, involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business, including assertions that it may be infringing patents or other intellectual property rights of others. If challenged, management believes that, if necessary, they would be able to obtain any required licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. Failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business.

At November 30, 2006, we were a defendant in an ongoing patent infringement proceeding described below:

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

14.	Shareholders’ Equity

On December 1, 2005, Corel reorganized its share capital by way of amalgamation with a wholly-owned subsidiary. All of the outstanding Class A common shares, Class B common shares and preferred shares of the Company were converted into common shares in accordance with their respective percentage equity interests in Corel prior to the reorganization. After the completion of the equity recapitalization, the authorized share capital of Corel consists of an unlimited number of Corel Preferred Shares, issuable in series, none of which series have been authorized and an unlimited number of Corel Common Shares.

Corel Common Shares

The holders of the Company’s Common Shares are entitled to one vote for each share held at any meeting of shareholders. Subject to the prior rights of the holders of the Company’s preferred shares, the holders of the Company’s common shares are entitled to receive dividends as and when declared by the board of directors. Subject to the prior payment to the holders of the preferred shares, in the event of the Company’s liquidation, dissolution or winding-up or other distribution of assets among shareholders, the holders of the

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares are entitled to share pro rata in the distribution of the balance of the Company’s assets. There are no preemptive, redemption, purchase or conversion rights attaching to the Common Shares.

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

At November 30, 2006, there was an unlimited number of voting Corel Common Shares authorized, and 24,535,124 shares outstanding.

Common shares — Class A

At November 30, 2005, there were an unlimited number of Class A common shares authorized and 3,740,219 outstanding. All of the outstanding Class A common shares were converted to Corel Common Shares, at a ratio of 11.7 Class A shares on December 1, 2005.

Common shares — Class B

At November 30, 2005, there were an unlimited number of Class B common shares authorized and 8,321,056 outstanding. All of the outstanding Class B common shares were converted to Corel Common Shares, at a ratio of 11.7 Class B shares on December 1, 2005.

Corel preferred shares

At November 30, 2006, there are unlimited amount of preferred shares authorized. There are nil shares issued and outstanding The Company’s preferred shares may be issued in one or more series. The board of directors may amend the articles of incorporation to fix the authorized number of preferred shares in, and to determine the designation of the shares of, each series and to create, define and attach rights and restrictions to the shares of each series, subject to the rights and restrictions attached to the preferred shares as a class.

The preferred shares are entitled to preference over the Corel Common Shares with respect to the payment of dividends and the distribution of assets, whether voluntary or involuntary, or in the event of any other distribution of assets amongst shareholders for the purpose of winding-up the Company’s affairs, and each series of preferred shares may also be given those preferences over the common shares and other series of preferred shares.

When the Company does not pay cumulative dividends in full with respect to a series of its preferred shares, the shares of all series of preferred shares will participate ratably with respect to the accumulated dividends in accordance with the amounts that would be payable on those shares if all the accumulated dividends were paid in full. Where amounts payable are not paid in full on the Company’s winding-up, or on the occurrence of any other event as a result of which the holders of the shares of all series of the preferred shares are entitled to a return of capital, the shares of all series of preferred shares will participate ratably in a return of capital in respect of the preferred shares as a class in accordance with the amounts that would be payable on the return of capital if all amounts so payable were paid in full.

Preferred shares

There were 3,105,320 Preferred shares outstanding and an unlimited number authorized as at November 30, 2005. On December 1, 2005 all Preferred shares outstanding were converted to Corel Common Shares at a ratio of 3.3 Preferred shares to one Corel Common Share.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WinZip Common

At November 30, 2005, the Company’s financial statements are presented on a combined basis with WinZip. WinZip’s equity at November 30, 2005 consisted of 50,000 shares of voting common stock authorized, with a par value of $1.00 of which 20,000 shares were issued and outstanding.

Dividends and paid-up capital reductions

Prior to May 2, 2006, WinZip paid a cash dividend of $7,500 to its shareholders (note 8).

During fiscal 2005, Corel paid a cash dividend of $2,135 to certain holders of Class B shares and returned paid-up capital of $83,146 to its preferred and common shareholders. Also during fiscal 2005, WinZip paid a cash dividend of $12,000 to its shareholders.

Share Option Plans

The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Year Ended November 30,
	2006	2005	2004

Cost of products	$26	$15	$7
Cost of maintenance and services	8	4	2
Sales and marketing	770	583	76
Research and development	306	197	61
General and administration	2,122	932	79

Total stock-based compensation expense	$3,232	$1,731	$225

Corel estimates the fair value of its options for financial accounting purposes using the Black-Scholes model, which requires the input of subjective assumptions including the expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares, forfeiture rate and vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to the Public Offering in April 2006 there was no active market for the Company’s common shares. Since the Company has been public for less than the vesting period of its options, the Company does not consider the volatility of the Company’s share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on the Company’s share price, the company will use a blended rate of its own share price volatility and the US Dow Jones Software and Computer Services Index.

The fair value of all options granted during fiscal 2006 and 2005 was estimated as of the date of grant using the following weighted average assumptions:

	Year Ended November 30,
	2006	2005	2004

Expected option life (years)	7	7	7
Volatility	36.13%	39.18%	40.90%
Risk free interest rate	4.33%	4.36%	4.71%
Dividend yield	Nil	Nil	Nil
Forfeiture rate	16.82%	Nil	Nil

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Equity Incentive Plan

A new equity incentive plan was adopted by the Board of Directors in February 2006 (“2006 Plan”). This plan provides for the grant of options to employees, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share-based awards to the Company’s employees, consultants and directors, and employees, consultants and directors of the Company’s affiliates. Corel has 2,848,309 common shares authorized for issuance under the 2006 Plan as at November 30, 2006.

To date the Company has not issued any restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share based awards. With respect to the exercise of the stock options issued under the 2006 Plan, the Company would deliver to the optionee common shares. The 2006 Plan allows the holder to receive a payment equal to the fair market value of a Corel Common Share at the exercise date, less the exercise price of the option, under certain conditions. The exercise price is determined at the date of the grant, and shall be the same for both components of the option. Options vest equally over four years and generally expire ten years after the grant date.

If any employees cease to be eligible for the 2006 Plan, they have 30 days after the date of their resignation or 90 days from their termination date to exercise any options that were exercisable on their final date of employment, otherwise options are forfeited. As of November 30, 2006, $2,729 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.59 years. There were no capitalized stock-based compensation costs at November 30, 2006.

Options granted under the 2006 Plan have an exercise price ranging from $9.83 to $13.03, with the exception of 73,806 options granted in the WinZip acquisition which have an exercise price of $1.20. Option activity for fiscal 2006 is presented below:

	November 30, 2006
			Weighted
		Weighted	Average
		Average	Grant
		Exercise	Date Fair
	Options	Price	Value

Outstanding at beginning of period	Nil	$ N/A	$ N/A
Options granted	527,949	9.75	6.26
Options exercised	(1,691)	1.20	13.90
Options forfeited	(12,925)	10.91	5.06

Outstanding at end of period	513,333	$9.56	$6.26

Exercisable at end of period	30,529

Weighted average fair value of options granted	$6.26
Weighted average remaining life of the outstanding options	3.59	Years

2003 Share Option and Phantom Share Unit Plan

On December 1, 2003, the Board of Directors approved the Stock Option and Phantom Share Unit Plan (“2003 Plan”). The 2003 Plan is administered by a Committee (“the Committee”), appointed by the Board of Directors. The Committee has sole and absolute discretion to grant Units, which consist of a stock option (“option”) together with a Phantom Share Unit (“PSU”), to eligible persons. All employees and officers of Corel are eligible persons. Corel has 1,474,724 Corel Common Shares reserved for issuance under the 2003 Plan as of November 30, 2006.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon exercise of the stock option component, the Company would deliver to the optionee common shares. A PSU allows the holder to receive a payment equal to the fair market value of a Corel Common Share at the exercise date, less the exercise price of the PSU, under certain conditions. Exercise of the PSU can only occur at the approval of the Committee. Therefore, Corel has determined that the PSU does not constitute a liability and has no value. If the option component is exercised, the PSU component will be terminated and may not be exercised. If the PSU component is exercised, the option component will be terminated and may not be exercised. The exercise price is determined at the date of the grant, and shall be the same for both components of the Unit. Units vest equally over four years on the anniversary of the grant date, and generally expire ten years after the grant date. The stock option components of the Units cannot be exercised prior to an initial public offering (“IPO”), unless authorized by the Committee.

If any employees cease to be eligible for the 2003 Plan as a result of resignation, they have 30 days after the termination date to exercise any Units that were exercisable on the termination date. If any employees cease to be eligible for the 2003 Plan as a result of termination, they have 90 days after the termination date to exercise any Units that were exercisable on the termination date.

In fiscal 2005, performance awards in respect of 149,830 common shares were issued to senior executives under the 2003 Plan, which entitles them to receive Units upon attaining identified performance goals. Vesting conditions are based solely on the satisfaction of performance conditions. No performance awards were issued in fiscal 2006. These awards are accounted for as equity grants with reversal of recognized compensation cost if the award fails to vest. Included in stock-based compensation expense for these performance awards is $574 and $627 for the years ending November 30, 2006 and November 30, 2005, respectively.

As of November 30, 2006, $5,218 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.90 years. There were no capitalized stock-based compensation costs at November 30, 2006 and November 30, 2005.

All Units granted up to November 2005, which represent 94.4% of the outstanding units, have an exercise price of $1.17. Units granted between November 2005 and March 2006, which represent 5.6% of the shares outstanding, have an exercise price ranging from $13.82 to $17.57. Unit activity for fiscal 2006 and 2005 is presented below:

	November 30, 2006				November 30, 2005
				Weighted				Weighted
			Weighted	Average			Weighted	Average
			Average	Grant			Average	Grant
			Exercise	Date Fair			Exercise	Date Fair
	Units		Price	Value	Units		Price	Value

Outstanding at beginning of period	1,381,350		$1.34	$7.11	468,381		$1.17	$2.73
Units granted	59,217		16.07	7.54	955,395		1.41	9.13
Units exercised	(41,006)		1.17	3.99	(4,270)		1.17	2.22
Units repurchased	(22,696)		1.17	9.10	Nil		N/A	N/A
Units forfeited	(56,151)		1.86	6.32	(38,156)		1.17	4.43

Outstanding at end of period	1,320,714		$1.98	$7.24	1,381,350		$1.34	$7.11

Exercisable at end of period	625,101				Nil

Weighted average fair value of
Units granted	$7.24				$7.11
Weighted average remaining life of the outstanding Units	1.90	Years			2.61	Years

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 30, 2004
			Weighted
		Weighted	Average
		Average	Grant
		Exercise	Date Fair
	Units	Price	Value

Outstanding at beginning of period	nil	nil	$ nil
Units granted	501,806	1.17	2.70
Units forfeited	(33,425)	1.17	2.31

Outstanding at end of period	468,381	$1.17	$2.73

Exercisable at end of period	Nil

Weighted average fair value of Units granted	$2.73
Weighted average remaining life of the outstanding Units	3.13	Years

15.	Employee pension plans

Corel maintains a retirement savings plan for its Canadian employees, and also operates various other defined contribution benefit plans for some non-Canadian employees. While the specifics of each plan are different in each country, the Company contributes amounts related to the level of employee contributions. These contributions are subject to maximum limits and vesting provisions, and can be discontinued at the Company’s discretion.

The pension costs in fiscal 2006, 2005, and 2004 were $1,026, $781, and $272, respectively. The increase in fiscal 2005 from fiscal 2004 is primarily related to the implementation of the Canadian plan and the inclusion of the WinZip 401(k) plan.

16.	Restructuring Charges

During fiscal 2004, the Company continued the organizational restructuring initiated in fiscal 2003 which resulted in the termination of an additional 104 employees including 5 senior executives, and a $3,520 charge to operating results for severance costs. All amounts relating to this charge were paid in fiscal 2004 and there were no future service requirements from affected employees.

In fiscal 2005, Corel integrated Jasc’s operations and eliminated redundant positions across all functions in both Corel and Jasc, resulting in an $834 charge to operating results for severance and related costs. As of November 30, 2005, the Company had no material accruals for any further restructuring charges.

In fiscal 2006, Corel incurred restructuring charges of $810 as the Company initiated a realignment of its sales and marketing teams and its research and development teams after completing an internal review of its future requirements. The only costs associated with this realignment are one-time termination benefits. As of November 30, 2006 the Company had an accrued liability of $412 for unpaid termination benefits.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Earnings (loss) per share

The following tables set forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per class of common share (in thousands):

	Year Ended November 30,
	2006		2005		2004

Net income (loss)		$9,251		$(8,753)		$1,207
Less: dividends and paid up capital distributions		Nil		(97,281)		(40,952)

Total income (loss) allocable to shareholders		9,251		$(106,034)		$(39,745)

Class A Common Shares
Numerator
Distributed earnings to class	$	N/A		$21,018		$22,709
Loss allocable to class		N/A		(29,991)		(22,040)

Numerator for basic and diluted earnings (loss) per share		N/A		(8,973)		669

Denominator
Weighted average number of shares		N/A		3,737		8,218

Class B Common Shares
Numerator
Distributed earnings to class	$	N/A		$46,800		$9,663
Loss allocable to class		N/A		(66,781)		(9,378)

Numerator for basic and diluted earnings (loss) per share		N/A		(19,981)		285

Denominator
Weighted average number of shares		N/A		8,321		3,497

WinZip Common Shares
Numerator
Distributed earnings to class	$	N/A		$12,000	$	N/A
Loss allocable to class		N/A		(9,262)		N/A

Numerator for basic and diluted earnings per share		N/A		2,738		N/A

Denominator
Weighted average number of shares		N/A		20		N/A

Corel Common Shares
Numerator
Distributed earnings to class		$9,251	$	N/A	$	N/A
Loss allocable to class		—		N/A		N/A

Numerator for basic and diluted earnings per share		9,251		N/A		N/A

Denominator
Weighted average number of shares (basic)		22,410		N/A		N/A

Weighted average number of shares (fully diluted)		23,156		N/A		N/A

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of the assumed conversion of preferred shares and exercise of Units is anti-dilutive for fiscal 2005 and fiscal 2004. Potentially dilutive instruments for fiscal 2005 and 2004 represent the weighted average number of common shares subject to Units outstanding of 965 and 432, respectively, and the assumed conversion of preferred shares outstanding of 3,105 for all periods presented.

As at November 30, 2006, there are 74,249 outstanding stock options with an exercise price ranging from $13.82 to $17.57 which are above the market price and are not considered in the dilutive calculation of common shares.

18.	Segment Reporting

The Company has assessed its business in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). As of November 30, 2006, the Company has determined that it operates in one business operating and reportable segment, the packaged software segment.

Segmented revenues for fiscal 2005 have been reclassified to conform to the current period presentation of revenues in the Americas, Europe, Middle East, Africa (EMEA), and Asia-Pacific. There was no impact on net income as a result of these reclassifications.

Corel’s packaged software segment derives its revenues from two product lines, identified by the markets which they serve: productivity and graphics and digital imaging.

The Company’s Chief Executive Officer is the chief decision maker who evaluates the performance of the segment based on product net revenues and aggregate operating expenses of the packaged software segment.

The Company’s operations outside Canada and the United States include wholly-owned subsidiaries in Europe, the Asia-Pacific region and Latin America. Operations in Canada and the United States are responsible for the design and development of all the products, as well as product distribution. Net revenues are attributed to each region based on the location of the customer. The majority of the revenues in North America are derived from customers in the United States. Long-lived assets in geographic regions other than Canada are immaterial. As a result, the Company does not disclose such information.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues by product and region and details regarding major external customers are disclosed in the following table:

	Year Ended November 30,
	2006	2005	2004

By product:
Productivity	$78,177	$67,597	$49,775
Graphics and Digital Imaging	99,014	96,447	61,917

	$177,191	$164,044	$111,692

By geographic region:
Americas
Canada	$8,682	$7,745	$8,460
United States	91,571	87,090	56,069
Other	4,194	3,577	2,683
Europe, Middle East, Africa (EMEA)	58,253	52,965	38,673
Asia-Pacific	14,491	12,667	5,807

	$177,191	$164,044	$111,692

By major customer:
Company A	$18,298	$22,213	$7,088
Company B	5,950	7,548	16,362
All others	152,943	134,283	88,242

	$177,191	$164,044	$111,692

19.	Changes in operating assets and liabilities

The following table outlines the details of the changes in operating assets and liabilities reflected on the statement of cash flows:

	Year Ended November 30,
	2006	2005	2004

Accounts receivable	500	1,130	(972)
Due to/from related parties	73	(289)	—
Inventory	(188)	613	208
Prepaids and other current assets	43	(2,405)	113
Accounts payable and accrued liabilities	(3,067)	2,961	(3,936)
Taxes payable	(1,669)	3,969	720
Deferred revenue	894	3,548	2,184

Total	$(3,414)	$9,527	$(1,683)

20.	Subsequent event

On December 12, 2006, Corel completed the acquisition of InterVideo, Inc., (“InterVideo”), a provider of digital media authoring and playback software. Corel purchased InterVideo for $13.00 per share of InterVideo common stock resulting in an aggregate acquisition price of $198.6 million in an all cash transaction.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was financed through a combination of the Company’s cash reserves, InterVideo’s cash reserves and debt financing which included the Company entering into an amendment to its existing credit agreement to increase its available term borrowings by $70.0 million. See note 12 for the terms and conditions of the term borrowing agreement related to the new debt financing.

As part of the acquisition, each InterVideo stock option that was outstanding was converted into an option to purchase Corel Common Shares and the Company assumed that stock option in accordance with the terms of the applicable InterVideo stock option plan. Based on InterVideo’s stock options outstanding as at December 12, 2006, the Company will convert options to purchase approximately 1,701,000 Corel common shares.

In 2005, InterVideo acquired a majority interest in Ulead, a leading developer of video imaging and DVD authoring software for desktop, server, mobile and Internet platforms. The acquisition of the remaining interest in Ulead was completed by the Company on December 28, 2006.

In conjunction with the acquisition of Intervideo and Ulead, management is implementing a restructuring plan and expects to incur restructuring charges in fiscal 2007 related to this plan, primarily in the first quarter of fiscal 2007.

For the period ending November 30, 2006, the Company has incurred costs of $358 to planning the integration of the InterVideo business into our existing operations, including travel costs and other incremental costs for Corel employees who worked on the integration planning.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Prior to the filing date of this Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2006, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information about our executive officers and directors:

Name	Age	Position

David Dobson(4)	43	Chief Executive Officer, Director
Douglas McCollam	52	Chief Financial Officer, Director
Randall Eisenbach	55	Chief Operating Officer
Amanda Bedborough	37	Executive Vice President, International Operations
Graham Brown	42	Executive Vice President, Software Development
Christopher DiFrancesco	42	Senior Vice President, Legal and General Counsel
Patrick Morley	39	Executive Vice President, Sales and Marketing, Americas
Jonathan Kissane	37	Senior Vice President, Corporate Development
Shawn Cadeau	35	Vice President, Global Marketing
Gail Oxley	51	Vice President, Human Resources
Steven Cohen(1)(2)(3)	41	Director
J. Ian Giffen(1)(2)(4)	49	Director
Amish Mehta(3)	32	Director
Alexander Slusky(2)(3)(4)	38	Director

(1)	Independent director

(2)	Member of Audit Committee

(3)	Member of Compensation Committee

(4)	Member of Nominating and Corporate Governance Committee

David Dobson has served as our Chief Executive Officer since June 2005 and became a member of our Board in February 2006. From February 2004 to June 2005, he served as Corporate Vice President, Strategy at IBM. He previously served in various capacities at IBM in operations, finance, sales, marketing, strategy and general management from 1986 to 2004. Mr. Dobson joined IBM in Toronto in 1986. He has a Bachelor of Electrical Engineering and Management from McMaster University.

Douglas McCollam has served as our Chief Financial Officer since January 2004 and became a member of our Board in October 2004. From July 1996 to January 2004 he served as Executive Vice President and Chief Financial Officer of NORDX/CDT. He previously served in various capacities at Nortel Networks, including as Vice President Finance and Administration for Nortel CALA from 1993 to 1996. He served as Chief Financial Officer of Motorola Nortel Communications from 1991 to 1993, Group Controller Switching from 1989 to 1991 and Assistant Vice President, Corporate Financial Reporting and Analysis from 1987 to 1989. Mr. McCollam is a Certified Management Accountant and has a Bachelor of Commerce from Concordia University and an M.B.A. from the University of Chicago.

Randall Eisenbach has served as our Chief Operating Officer since October 2002. From December 2000 to October 2002 he served as President and Chief Operating Officer of Enseo Corporation. Prior to joining Enseo he served in various capacities, including Chief Operating Officer and Executive Vice President, of 3dfx Interactive (formerly known as STB Systems) from 1985 to 2000. He has a Bachelor of Business Administration and an M.B.A. from Texas Tech University.

Amanda Bedborough has served as our Executive Vice President, International Operations since January 2004. Prior to that Ms. Bedborough served as our Executive Vice President, Europe, the Middle East and Africa from October 2001 to December 2003. From September 1993 to March 2001 she served in a variety of capacities at 3dfx Interactive, including Vice President, Europe, the Middle East and Africa.

Graham Brown has served as our Executive Vice President, Software Development since April 2002. He joined us in 1991, and previously served in a variety of capacities, including Vice President of Software

Development, Business Applications from 1998 to 2000. He has a Bachelor of Engineering Science in Geography and Computer Science from the University of Waterloo.

Christopher DiFrancesco has served as our Vice President, Legal, General Counsel and Secretary since December 2003, and was appointed Senior Vice President, Legal, General Counsel and Secretary in October 2006. He previously served as corporate counsel for us from September 2000 to November 2003. From 1998 to 2000 he served as Associate Counsel for the National Hockey League Players’ Association. From 1991 to 1998 he was with the law firm of Gowling Lafleur Henderson in Toronto, Canada. He has a Bachelor of Engineering Science in Mechanical Engineering and a Bachelor of Laws from the University of Western Ontario.

Patrick Morley has served as our Executive Vice President, Sales and Marketing, Americas since September 2005. He previously served as Chief Executive Officer of Imprivata Corporation from April 2002 to September 2005. Prior to joining Imprivata Corporation he served as Vice President, North America of Macromedia from January 2001 to April 2002. He served as Vice President, Americas of Allaire Corporation from April 1997 to January 2001, prior to its acquisition by Macromedia. He has a B.A. in Mathematics and Computer Science from Providence College.

Jonathan Kissane has served as our Senior Vice President, Corporate Development since October 2006, leading our global expansion efforts through acquisitions and the formation of strategic partnerships. Prior to joining us, he served as an Associate and Kauffman Fellow at Centennial Ventures from 2004 to 2006. From 1996 through 2002, he also held senior executive positions at Viafone and The Boston Consulting Group. He has a Bachelor of Science in Engineering and a B.A. in History from Stanford University, a J.D. from Harvard Law School and received his MBA with Distinction from INSEAD.

Shawn Cadeau has served as our Vice President, Global Marketing since May 2006. From April 2002 to February 2006, Mr. Cadeau served as Director, Product Marketing at Adobe Systems. He previously held executive positions in product marketing and management with Accelio Corporation (formerly JetForm) and Cebra Inc., an e-business subsidiary of The Bank of Montreal. Mr. Cadeau has a B.A. from Wilfrid Laurier University.

Gail Oxley has served as our Vice President, Human Resources since November 2002 leading all Human Resources activities for our global operations. Prior to joining us, Ms. Oxley operated as an independent consultant providing a broad range of human resources services for high tech and public sector clients. Previously, she served as Vice President of Human Resources at Zenastra Photonics Inc. from January to October 2001 and Vice President of Human Resources at NetActive Inc., a Nortel Networks venture, from March 1997 to January 2001. Ms. Oxley is a professional member of the Ontario Human Resources Professional Association and holds a Certificate in Human Resources Management from Algonquin College.

Steven Cohen became a member of our Board in January 2006 and is independent from us. He has served in various capacities at Teknion Corporation since February 2001 and is currently Teknion Corporation’s Senior Vice President, Corporate Development. He is also a Director and Chairman of the compensation committee of Pele Mountain Resources Inc., a junior exploration company listed on the TSX Venture Exchange. He has a Bachelor of Commerce from McGill University and an M.B.A. from Harvard Business School.

J. Ian Giffen became a member of our Board in January 2006 and is independent from us. Since 1996, Mr. Giffen has been an advisor to or director of software companies and technology investment funds. From 1992 to 1996, Mr. Giffen was Vice President and Chief Financial Officer of Alias Research until its acquisition by Silicon Graphics. Mr. Giffen is currently a director of MKS and Descartes Systems and a director or advisor to a number of other private companies. Mr. Giffen has previously served on the board of directors of a number of public and private companies including Macromedia, Financial Models, Sierra Systems, 724 Solutions, DPS, Open Text, Delano Technology, Algorithmics, DWL, Changepoint and MGI Software. He is a Chartered Accountant and has a B.A. in Business Administration from the University of Strathclyde in Glasgow, Scotland.

Amish Mehta became a member of our board of directors in January 2006. He served as our interim President and Chief Executive Officer from November 2003 to June 2005. He has been at Vector Capital since

August 2002. He previously served as Chief Executive Officer of CommercialWare from September 1999 to April 2001. Prior to that he worked at General Atlantic Partners from 1997 to 1999 and at McKinsey & Company from 1995 to 1997. He has a B.S. in Chemical Engineering from the University of Pennsylvania, a B.S. in Economics from the Wharton School and an M.B.A. from Harvard Business School.

Alexander Slusky has been a member of our Board since August 2003 and has served as managing partner of Vector Capital since its inception in 1997. Prior to founding Vector Capital, he led the technology equity practice at Ziff Brothers Investments. Prior to joining Ziff Brothers Investments, he was employed at New Enterprise Associates. Mr. Slusky serves as a director on the boards of several private companies. He has an A.B. in Economics from Harvard University, and an M.B.A. from Harvard Business School.

Executive officers are appointed by the Board to serve, subject to the discretion of the Board, until their successors are appointed.

Board of Directors

Our Board currently consists of six members. We expect that the term of office for each of directors will expire at the time of our next shareholders’ meeting. As a “controlled company”, we are not required to comply (and we do not comply) with the requirement of the Nasdaq Global Market to have a majority of our directors satisfy the independence requirements of the Nasdaq Global Market.

There are no family relationships among any of our directors or executive officers.

Committees of the Board

The standing committees of our Board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. As a “controlled company” we are not required to maintain a compensation committee or a nominating and corporate governance committee under Nasdaq rules nor are we required to maintain those committees under Canadian securities regulations. Although we have formed a compensation committee and a nominating and corporate governance committee, the memberships of these committees do not comply with the independence requirements of the Nasdaq Global Market that would be applicable if we were not a controlled company.

Audit Committee and Audit Committee Financial Expert.  Our audit committee is comprised of Messrs. Cohen, Giffen and Slusky. Our Board has determined that Messrs. Cohen and Giffen currently meet the independence requirements of the Nasdaq Global Market, SEC rules and the rules and regulations of the Canadian provincial securities regulatory authorities. Mr. Slusky will be replaced on the audit committee by an independent board member prior to the one year anniversary of our initial public offering.

The principal duties and responsibilities of our audit committee are to assist our Board in its oversight of:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory matters;

•	our independent registered public accounting firm’s qualifications and independence; and

•	the performance of our internal audit function and independent registered public accounting firm.

Our audit committee is also responsible for:

•	compensating, retaining and overseeing the work of our independent registered public accounting firm;

•	establishing procedures for (a) receipt and treatment of complaints on accounting and other related matters and (b) submission of confidential employee concerns regarding questionable accounting or auditing matters;

•	pre-approving any non-audit services by our independent registered public accounting firm;

•	reviewing and discussing the audited financial statements with management;

•	discussing with the independent auditors the matters required by Auditing Standards No. 61; and

•	receiving written disclosures and the letter from the independent accountants required by ISB No. 1 and discussing with the independent accountants their independence.

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties. The audit committee also acts as a qualified legal compliance committee.

The Board has determined Ian Giffen is an “audit committee financial expert”.

Compensation Committee.  Our compensation committee is comprised of Messrs. Cohen, Mehta and Slusky. The principal duties and responsibilities of the compensation committee are as follows:

•	to review and approve goals and objectives relating to the compensation of our chief executive officer and, based upon a performance evaluation, to determine and approve the compensation of the chief executive officer;

•	to make recommendations to our board of directors on the compensation of other executive officers and on incentive compensation and equity-based plans; and

•	to produce reports on executive compensation to be included in our public filings to the extent required by applicable securities laws or listing requirements.

Nominating and Corporate Governance Committee.  Our nominating and corporate governance committee is comprised of Messrs. Dobson, Giffen and Slusky. The principal duties and responsibilities of the nominating and corporate governance committee are as follows:

•	to identify individuals qualified for membership on our board of directors and to select, or recommend for selection, director nominees;

•	to develop and recommend to our board of directors a set of corporate governance principles; and

•	to oversee the evaluation of our board of directors and management.

Disclosure Policy

Our board of directors has adopted and periodically reviews and updates our written corporate disclosure policy. This policy, among other things:

•	articulates legal obligations with respect to confidential corporate information;

•	identifies spokespersons who are the persons authorized to communicate with third parties such as analysts, media and investors;

•	provides guidelines on the disclosure of forward-looking information;

•	establishes procedures for reviewing disclosure, prohibiting selective disclosure of material information and addressing inadvertent disclosure; and

•	establishes periods prior to the disclosure of certain financial information and material changes during which trading in our common shares by insiders is prohibited.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the regulations of the SEC thereunder require a registrant’s executive officers and directors, and persons who own more than 10% of a registered class of equity securities, to file reports of initial ownership and changes in ownership with the SEC. As we are a “foreign private issuer” pursuant to Rule 3a12-3 of the Securities Exchange Act of 1934, we and the persons referred to above are exempt from the reporting and liability provisions of Section 16(a). However, under Canadian provincial securities laws, the persons referred to above are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership of, or control or direction over, our common shares and other securities. Our shareholders can access such reports at www.sedi.ca.

Code of Ethics

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our code of ethics is available on our website at http://investor.corel.com/documents.cfm or by contacting us directly at 1600 Carling Avenue,

Ottawa, Ontario, Canada K1Z 8R7, (613) 728-0826. If we make any amendments to this Code of Ethics other then technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this Code of Ethics to our Chief Executive Officer, Chief Financial Officer or other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC. There were no waivers of the Code of Ethics during our fiscal year ended November 30, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Item 402 of Regulation S-K, we have provided in this Item 11 the information required by Items 6.B. and 6.E.2 of Form 20-F.

Summary Compensation Table

The following table provides information about the compensation earned during the fiscal years ended November 30, 2005 and 2006 by our Chief Executive Officer, our Chief Financial Officer and our three next most highly compensated executive officers (the “Named Executive Officers”).

					Long Term Compensation
					Securities	Units
		Annual Compensation(1)			Underlying	Subject to
Name And Principal				Other Annual	Options	Resale	LTTP	All Other
Position	Fiscal Year	Salary	Bonus	Compensation	Granted	Restrictions	Payments	Compensation

David Dobson(2)	2006	$376,820	$369,284	$679,676	—	—	$—	$—
Chief Executive Officer	2005	140,754	203,500	—	413,971	—	—	—
Douglas McCollam	2006	227,000	245,160	—	—	—	—	—
Chief Financial Officer	2005	203,500	183,150	—	8,540	—	—	—
Randall Eisenbach	2006	260,000	181,400	—	—	—	—	—
Chief Operating Officer	2005	260,000	97,500	—	61,910	—	—	—
Amanda Bedborough(3)	2006	305,688	203,254	—	—	—	—	—
Executive VP,	2005	398,805	85,937	—	44,831	—	—	104,772
International Operations
Patrick Morley	2006	300,000	175,500	—	—	—	—	—
Executive VP, Sales &	2005	52,308	50,000	—	85,394	—	—	—
Marketing, Americas

(1)	Excludes perquisites and other benefits because such compensation did not exceed the lesser of C$50,000 and 10% of the total annual salary and bonus for any of the Named Executive Officers.

(2)	Mr. Dobson has received other annual compensation of $252,324 relating to loans forgiven in our fiscal year ended November 30, 2006, and $4,844 for retirement plan payments. In addition, we repurchased options from Mr. Dobson that were previously granted to him pursuant to the terms of his employment agreement, for an aggregate amount of $427,352, of which half was applied as a repayment against a loan and half to help defray additional expenses incurred in connection with his relocation to Canada. See “Item 13 — Certain Relationships and Related Transactions.”

(3)	Ms. Bedborough’s salary for our fiscal year ended November 30, 2005 includes $19,532 of retirement plan payments and $85,240 of insurance premiums.

Option Grants During the Fiscal Year Ended November 30, 2006 to Named Executive Officers

The following table sets forth information regarding options for the purchase of shares granted during the fiscal year ended November 30, 2006 to the Named Executive Officers.

		% of Total		Market Value
	Number of Shares	Options Granted	Exercise Price	of Securities
	Underlying Options	to Employees	Per Share	Underlying	Expiration
Name	Granted(1)	in Fiscal Year	($/Security)	Options(2)	Date

David Dobson	nil	0.0	n/a	n/a	n/a
Douglas McCollam	nil	0.0	n/a	n/a	n/a
Randall Eisenbach	nil	0.0	n/a	n/a	n/a
Amanda Bedborough	nil	0.0	n/a	n/a	n/a
Patrick Morley	nil	0.0	n/a	n/a	n/a

(1)	The options vest as to 25% on the first anniversary of the date of grant and as to an additional 6.25% at the completion of each three-month period thereafter.

(2)	Based on the difference between the exercise price per share and the market price per share as at November 30, 2006 of $13.15.

Aggregate Options Exercised During the Fiscal Year Ended November 30, 2006, Most Recently Completed Financial Year and Option Values at November 30, 2006 for Named Executive Officers

The following table shows the number of options to purchase common shares exercised by the Named Executive Officers during our fiscal year ended November 30, 2006. The value of unexercised in-the-money options of those persons has been based on the closing price of the common shares on the Nasdaq Global Market on November 30, 2006.

						Value of Unexercised
			Unexercised Options at			In-the-Money Options as at
	Shares Acquired	Aggregate Value	November 30, 2006			November 30, 2006(1)
Name	on Exercise	Realized	Exercisable	Unexercisable		Exercisable	Unexercisable

David Dobson	nil	nil	172,985	218,290	(2)	$2,565,368	$3,237,356
Douglas McCollam	nil	nil	56,708	31,210		840,977	462,847
Randall Eisenbach	nil	nil	35,892	38,827		532,278	575,804
Amanda Bedborough	nil	nil	59,129	25,392		876,887	376,574
Patrick Morley	nil	nil	21,349	64,046		316,606	949,802

(1)	Based on the difference between the exercise price per share and our initial public offering price of $16.00 per share. The options granted to the above Named Executive Officers were issued prior to us becoming a public company.

(2)	Reflects the balance as of November 30, 2006 after accounting for options repurchased by us. See “Item 13 — Certain Relationships and Related Transactions.”

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation of Directors and Executive Officers

For the fiscal year ended November 30, 2006, the compensation paid to individuals, other than members of our management, for serving as a director was $25,000 per year. The chairperson of each Board committee was paid an additional $15,000 for our fiscal year ended November 30, 2006.

Each new non-employee director that joins our Board will receive options to purchase 12,809 common shares at an exercise price equal to the fair market value of those shares on the date of grant. These options vest as to 25% on the first anniversary of the date of grant and as to an additional 25% each year thereafter in quarterly installments. Upon the occurrence of a significant event (such as a change in control), as defined under the 2006 Equity Incentive Plan, all options or other equity awards held by members of our Board under the plan shall immediately vest.

We also reimburse directors and officers, respectively, for reasonable out-of-pocket expenses incurred in performing their duties. Directors and officers of our subsidiaries do not receive any additional remuneration for acting in that capacity but will be reimbursed for reasonable out-of-pocket expenses incurred in performing their duties.

Material Terms and Conditions of Employment Agreements

We have employment agreements with certain of the Named Executive Officers. The agreements contain, among other things, confidentiality, non-solicitation and non-competition covenants that will apply during the term of each officer’s employment and for a specific period of time after termination of their employment.

David Dobson.  In June 2005, we entered into an employment agreement with David Dobson, our Chief Executive Officer and a member of our Board. He currently receives an annual base salary of C$415,000 ($363,557 based on the exchange rate in effect as of the close of business on November 30, 2006) with an annual target bonus of 100% of the base salary based on meeting financial targets set by our board or compensation committee. If we terminate his employment without cause, we are obligated to continue paying his salary for 18 months, pay to him his annual target bonus of 100% of his base salary prorated for the portion of the year prior to the termination date and continue to make contributions in respect of Mr. Dobson to our executive group benefit plan for 18 months. In the event there is a change of control, and we terminate Mr. Dobson’s employment for any reason other than for cause or he resigns for any reason within six months of the change of control, his share-based awards become fully exercisable on the earlier of the date of termination or the six-month anniversary of the change of control. We have made loans to Mr. Dobson. See “Item 13 — Certain Relationships and Related Party Transactions — Other Related Party Transactions.”

Douglas McCollam.  In December 2003, we entered into an employment agreement with Douglas McCollam, our Chief Financial Officer and a member of our Board. He currently receives an annual base salary of C$250,000 ($219,010 based on the exchange rate in effect as of the close of business on November 30, 2006), with an annual target bonus of 100% of the base salary based on meeting financial targets set by our Board or compensation committee. If we terminate his employment without cause, we are obligated to pay to him a lump sum of one month of his then current base salary per year of service, up to a maximum of three months.

Randall Eisenbach.  In May 2005, we entered into an employment agreement with Randall Eisenbach, our Chief Operating Officer. He currently receives an annual base salary of $260,000, with an annual target bonus of $130,000 based on meeting targets set by our Board or compensation committee each year. If we terminate his employment without cause or upon his death or disability while employed by us, we are obligated to pay to him a lump sum of six months of his then current base salary, maintain his benefits and pay his accommodation and travel expenses for six months.

Amanda Bedborough.  In January 2003, we entered into an employment agreement with Amanda Bedborough, our Executive Vice President, International Operations. She currently receives an annual base salary of £162,600, with an annual target bonus of £95,000 ($320,159 and $187,055, respectively, based on the exchange rate in effect as of the close of business on November 30, 2006) based on meeting targets set by our Board or compensation committee each year. In addition, she may be eligible for a target bonus at the sole discretion of our Board. If we terminate her employment without cause, we are obligated to pay to her up to 18 months of her base salary and maintain her benefits for up to 18 months. In the event there is a change of control, and we terminate Ms. Bedborough’s employment during the period beginning one month before and ending six months after the change of control, she is entitled to receive 18 months written notice. In lieu of notice, we may elect to pay her up to 18 months of her base salary and maintain her benefits for up to 18 months.

Patrick Morley.  In September 2005, we entered into an employment agreement with Patrick Morley, our Executive Vice President, Sales and Marketing, Americas. He currently receives an annual base salary of $300,000 with an annual target bonus component of $300,000 based on meeting targets set by our compensation committee each year. If we terminate his employment without cause, upon his death or disability while employed by us, if he resigns for good reason, or if he resigns for any reason within three months following a change of control, we are obligated to pay him any salary owing at the date of termination and a lump sum payment equivalent to nine months salary. In the event there is a change of control and we terminate Mr. Morley’s employment within 12 months, or he terminates his employment for good reason within 12 months, of such change of control, he is entitled to the same lump sum payment of nine months salary and, conditional on Mr. Morley providing a full and final release, the vesting of his stock options shall accelerate such that at least 50% of the options previously granted shall become fully vested upon the date of termination.

Composition of the Compensation Committee

The compensation committee assists the Board in determining and administering the compensation for the executive officers of Corel and our subsidiaries. During our fiscal year ended November 30, 2006, the compensation committee was comprised of three directors: Steven Cohen, Amish Mehta and Alexander Slusky (Chair).

Other than Amish Mehta, none of the members of the compensation committee is an officer, employee or former officer or employee of us or any of our affiliates. No member of the compensation committee is eligible to participate in our executive compensation program.

Report on Executive Compensation

The compensation committee’s executive compensation philosophy is guided by its objective to obtain and retain executives critical to our success and the enhancement of shareholder value. The Company entered into employment agreements with its executive officers prior to the Company’s initial public offering in May 2006, prior to which the Company did not have not have a compensation committee. Concurrent with the Company’s initial public offering, the compensation committee was established to:

•	oversee the Company’s compensation and benefits policies generally;

•	oversee and set compensation for the Company’s executive officers;

•	evaluate executive officer performance and review the Company’s management succession plan; and

•	review compensation related disclosure to be filed or submitted by the Company.

A copy of our compensation committee charter is available on our website at http://investor.corel.com/documents.cfm or by contacting us directly at 1600 Carling Avenue, Ottawa, Ontario, Canada K1Z 8R7, (613) 728-0826.

Following the Company’s initial public offering, compensation matters relating to our executive officers are approved by our Board upon the recommendation of the compensation committee. The compensation committee requested that our human resources management engage outside consultation on executive compensation.

The compensation committee’s executive compensation philosophy is intended to provide a competitive level of compensation and to reward individual performance. Our executive compensation program is composed of base salary as well as short-term incentives and equity incentive plan rewards (the “incentive plans”). The compensation of our executives is primarily based on the achievement by us of financial targets and on the achievement by the individual of personal goals and objectives. Our equity incentive plans are designed to encourage ownership of our common shares and our long term growth. The short-term incentives are designed to achieve growth and efficiencies required in the short-term.

Each Named Executive Officer’s performance and related salary level, annual bonus target and level of participation in the incentive plan is reviewed and approved annually by the compensation committee in conjunction with appropriate senior management.

For the fiscal year ended November 30, 2006, the compensation committee recommended awards under the short-term incentives equal to approximately 80% of each Named Executive Officer’s base salary. These awards were based on the achievement of certain revenue and profit targets and personal goals and objectives.

Since the completion of our initial public offering, we did not make any new grants of options to executive officers of the Company.

The chief executive officer’s compensation was determined pursuant to the terms of an employment agreement with him prior to the Company’s initial public offering. At that time, the Company made a determination as to appropriate compensation of its chief executive officer, as compared with other comparable companies. The relationship between the chief executive officer’s compensation for the fiscal year ended November 30, 2006 is primarily based upon the achievement of financial targets fully described in the employment agreement between the Company and him.

No additional benefits or perquisites are provided to members of management that are not available to employees of Corel generally. These currently include vision care, health, long-term disability, dental, group life insurance and a fitness/technology/wellness benefit.

The compensation committee intends to continually evaluate the compensation of its executive officers based on the compensation objectives as fully described in the compensation committee charter.

Report Presented by:
Steven Cohen
Amish Mehta
Alexander Slusky (Chair)

Indebtedness of Directors, Officers and Others

Other than as described in “Item 13 — Certain Relationships and Related Transactions,” our directors, senior officers, and their associates were not indebted to us or to any of our subsidiaries at any time during our fiscal year ended November 30, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of our common shares and shows the number of shares and percentage of outstanding common shares owned by:

•	each person who is known by us to own beneficially 5% or more of our common shares;

•	each member of our Board;

•	each of the Named Executive Officers; and

•	all members of our Board and our executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares that a person would receive upon exercise of stock options or warrants held by that person that are immediately exercisable or exercisable within 60 days of the determination date, which in the case of the following table is February 1, 2007. Shares issuable pursuant to exercisable stock options are deemed to be outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of beneficial ownership for the following table is based on 24,535,124 common shares outstanding, as of November 30, 2006. We have only one class of equity securities outstanding and all holders of such class have the same rights, preferences and privileges. Our major shareholders do not have any voting rights that are different from the voting rights of shareholders generally. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

Principal Shareholders Table

Name and Address of Beneficial Owner(1)	Number of common shares		Percent of Class

Five Percent Shareholder
Vector Capital	17,657,614	(2)	71.97%
Executive Officers and Directors
Alexander Slusky(3)	17,678,696	(3)	72.05%
David Dobson	192,830	(4)	*
Douglas McCollam	62,203	(5)	*
Randall Eisenbach	44,832	(6)	*
Amanda Bedborough	61,877	(7)	*
Amish Mehta(10)	3,202	(8)	*
Steven Cohen	4,003	(9)	*
J. Ian Giffen	3,202	(8)	*
All directors and executive officers as a group (14 persons)	478,788	(2)(11)	1.95%

*	Less than 1%.

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Corel Corporation, 1600 Carling Avenue, Ottawa, Ontario, Canada K1Z 8R7.

(2)	All of these shares are held, directly or indirectly by Corel Holdings, L.P., a Cayman Islands limited partnership. The sole general partner of Corel Holdings, L.P. is Vector Capital Partners II International Ltd., which is wholly owned by VCPII International LLC. The managing member of VCPII International LLC is Alexander Slusky. The address for Corel Holdings, L.P. is c/o Vector Capital, 456 Montgomery Street, 19th Floor, San Francisco, California 94104.

(3)	Includes 21,082 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2006 all of which are vested. With respect to the remaining 17,657,614 shares, Mr. Slusky, a principal of Vector Capital, has voting and investment power over the common shares owned by Vector Capital and therefore beneficially owns the common shares held by Vector Capital. Mr. Slusky, however, disclaims beneficial ownership of these common shares, except to the extent of his pecuniary interest in them. The address for Mr. Slusky is c/o Vector Capital, 456 Montgomery Street, 19th Floor, San Francisco California 94104

(4)	Consists of 192,830 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2006 all of which are vested.

(5)	Includes 62,203 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2006 all of which are vested.

(6)	Consists of 40,562 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2006 all of which are vested and 4,270 common shares held by him.

(7)	Consists of 61,877 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2006 all of which are vested.

(8)	Consists of 3,202 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2006 all of which are vested.

(9)	Consists of 4.003 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2006 all of which are vested.

(10)	Mr. Mehta, a principal of Vector Capital, does not have voting or investment power over the common shares beneficially owned by Vector Capital. The address for Mr. Mehta is c/o Vector Capital, 456 Montgomery Street, 19th Floor, San Francisco, California 94104.

(11)	Includes 474,518 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2006 all of which are vested.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information relating to our option plans as of November 30, 2006:

				Number of Securities
		Number of Common		Remaining Available
		Shares to be Issued	Weighted-Average	for Future Issuance
		upon Exercise of	Exercise Price of	under Equity
Plan Category	Name of Plan	Outstanding Options	Outstanding Options	Compensation Plan

Option Plans approved by our Shareholders	2003 Share Option and Phantom Share Unit Plan	1,320,714	$1.98	—
	2006 Equity Incentive Plan	513,333	$9.56	2,334,976

Totals		1,834,047	$4.10	2,334,976

Share Option and Other Compensation Plans

Equity Incentive Plan

Our equity incentive plan was adopted by our Board and approved by our shareholders in February 2006. Our equity incentive plan provides for the grant of options to our employees and employees of our subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share-based awards to our employees, consultants and directors, and employees, consultants and directors of our subsidiaries and affiliates. Options granted to our U.S. employees may be incentive stock options or non-qualified options for U.S. federal income tax purposes.

Share Reserve.  A total of 2,848,309 common shares are authorized for issuance under the equity incentive plan as of November 30, 2006. Of these shares, no more than 500,000 may be issued upon exercise of incentive stock options under the plan and no more than 700,000 may be issued as restricted shares. Appropriate adjustments will be made to the number of authorized shares under our equity incentive plan and to the shares subject to outstanding awards in the event of any reorganization, recapitalization, share split, dividend or other change in our capital structure in order to account for the changed circumstances.

Pursuant to our acquisition of InterVideo, we assumed the InterVideo stock option plans. Accordingly, 1,700,717 common shares may be issued upon the exercise of InterVideo options.

Shares subject to awards under the equity incentive plan that lapse, expire, terminate, or are forfeited or settled in cash, and shares surrendered to us as payment of exercise price, withholding tax, or as part of an award exchange program, will again become available for grants under the equity incentive plan. Common shares used to satisfy awards under the plan may be authorized and unissued shares, or shares acquired by us on the open market.

No more than 500,000 common shares may be subject to the total awards granted under the equity incentive plan to any individual participant in a given calendar year.

Administration of Awards.  Our Board or a committee of directors appointed by our Board, will administer our equity incentive plan. The Board or committee of directors will include the appropriate number of outside directors with the appropriate qualifications in the case of awards intended to satisfy the independence or other requirements of exceptions under U.S. Internal Revenue Code Section 162(m) for performance-based compensation, Rule 16b-3 under the Securities Exchange Act of 1934, or any applicable exchange or quotation system rules. The Board or committee has the power and discretionary authority to determine the terms and conditions of the awards, including the individuals who will receive awards, the term of awards, the exercise price, the number of shares subject to each award, the limitations or restrictions on vesting and exercisability of awards, the acceleration of vesting or the waiver of forfeiture or other restrictions on awards, the form of consideration payable on exercise, whether awards will be adjusted for dividend equivalents and the timing of grants. The Board or committee also has the power to modify, amend or adjust the terms and conditions of outstanding awards, to implement an award exchange program, to create other share-based awards for issuance under the equity incentive plan, to arrange for financing by broker-dealers (including payment by us of commissions), to establish award exercise procedures (including “cashless exercise”) and to establish procedures for payment of withholding tax obligations with cash or shares.

Stock options.  The Board or the committee may grant options that are, in the case of U.S. recipients, intended to qualify as incentive stock options for U.S. federal income tax purposes or non-qualified options. The Board or the committee will determine the exercise price of options granted under our equity incentive plan, but except as required by law of a foreign jurisdiction or due to a merger or other corporate transaction, the exercise price of an option may not be less than 100% of fair market value of our common shares on the date the option is granted. For incentive stock options granted to any participant who owns at least 10% of the voting power of all classes of our understanding shares, the option award must not have a term longer than five years and must have an exercise price that is at least 110% of fair market value of our common shares on the date of grant. No options may be granted for a term longer than 10 years. Options may be exercised as provided in the applicable award agreement. Generally, when a participant is terminated by us for good cause, or a participant voluntarily resigns, outstanding unvested options granted under the equity incentive plan will be forfeited immediately. For other terminations of employment, vested options generally remain exercisable for three months after termination, except they generally remain exercisable for twelve months after death. Specific provisions of a written employment agreement may provide for different treatment. However, an option granted under our equity incentive plan is never exercisable after its term expires.

Share Appreciation Rights.  Share appreciation rights (SARs) may be granted in conjunction with a related option, as tandem SARs, or separately as free-standing SARs. SARs generally allow the participant to receive the appreciation on the fair market value of our common shares between the date of grant and the exercise date, for the number of shares with respect to which the SAR is being exercised. Tandem SARs are generally exercisable based on certain terms and conditions of the underlying options, although the committee may grant tandem SARs with a base price that is higher than the underlying option price. Free-standing SARs are granted with a base price not less than 100% of the fair market value of our common shares on the date of grant and are subject to terms and conditions as determined by the board or the committee. The board or the committee may provide that SARs be payable in cash, in common shares, or a combination of both, and subject to any limitations or other conditions as it deems appropriate. SARs may be payable on a deferred basis only to the extent provided for in the participant’s award agreement.

Restricted Shares.  Restricted share awards are common shares that vest in accordance with restrictions that are determined by the Board or the committee. The Board or the committee has the discretion to determine the individuals who will receive a restricted share award, the number of shares granted, when the shares will be paid to the participant, whether the participant will have the right to vote the restricted shares or receive dividend amounts, whether the shares will be issued at the beginning or the end of a restricted period and any other terms and conditions with respect to vesting, deferral, payment options and other award characteristics as it deems appropriate. The committee may also provide that the participant may be granted a cash award that is payable upon the vesting of the restricted shares. Generally, unless our Board or the committee decides otherwise, upon a participant’s termination of employment for any reason, restricted shares that have not vested are immediately forfeited to us. When a participant terminates employment for disability, death, retirement, early retirement or other special circumstances, the committee may waive the forfeiture requirement and other restrictions on the shares. Specific provisions of a written employment agreement may provide for different treatment.

Restricted Share Units.  Restricted share unit awards may consist of grants of rights to receive common shares or the value of common shares or a combination of both, which may vest in installments or on a deferred basis.

Performance Share Units.  Performance share units are awards of restricted share units that will result in the delivery of common shares or a payment of the value of common shares to a participant only if performance goals established by the Board or the committee are achieved or the awards otherwise vest. The Board or the committee will establish, in its discretion, performance goals, which will determine the number of performance share units and the value of common shares, if any, to be paid out to participants. The Board or the committee will also set time periods during which the performance goals must be met. The performance goals may be based upon the achievement of corporation-wide, divisional or individual goals, or any other basis as determined by the Board or the committee. The Board or the committee will determine whether payment for performance share units will be made in cash, common shares or a combination of both. The initial value of performance share units will be established by the Board or the committee by the date of grant and will be set at an amount equal to the fair market value of our common shares on the date of grant. The Board or the committee may modify the performance goals as necessary to align them with our corporate objectives only if there has been a material change in our business, operations or capital or corporate structure.

Deferred Share Units.  Deferred share unit awards are awards similar to awards of restricted share units except that such awards may not be redeemed for common shares or for the value of common shares until the participant has ceased to hold all offices, employment and directorships with us and our affiliates.

Other Share-Based Awards.  The Board or the committee may create other forms of awards in addition to the specific awards described in our equity incentive plan which may be granted alone or in tandem with other awards under the plan. The Board or the committee has complete authority to determine the persons to whom and the time or times at which such other share-based awards will be granted, the number of common shares, if any, to be granted, whether the value of the awards will be based on shares or cash, and any other terms and conditions.

Effect of a Significant Event.  In the event of a significant event as defined in our equity incentive plan, and unless otherwise provided in an award agreement or a written employment contract between us and a plan participant, our Board may provide that the successor corporation will assume each award or replace it with a substitute award, or the awards will become exercisable or vested in whole or in part upon written notice, or the awards will be surrendered for a cash payment, or any combination of the foregoing will occur. Upon a significant event, all options granted to members of our Board shall immediately vest. If a participant in the equity incentive plan is entitled to receive payments that would qualify as excess “parachute payments” under Section 280G of the U.S. Internal Revenue Code, those payments may be reduced so that the participant is not subject to the excise tax under Section 4999 of the U.S. Internal Revenue Code if such a reduction would result in the participant’s receiving a greater after-tax payment.

Under the plan, and unless otherwise defined in an award agreement or a written employment agreement between us and a plan participant which governs (and subject to certain exceptions described in the plan), a significant event means:

•	a person or group of persons (other than Vector Capital and its affiliates) becomes the beneficial owner of securities constituting 50% or more of our voting power;

•	50% of our current Board (including any successors approved by 50% of our current Board) cease to constitute 50% of the Board;

•	a merger, consolidation, amalgamation or arrangement (or a similar transaction) involving us occurs, unless after the event, 50% or more of the voting power of the combined company is beneficially owned by stockholders who owned all of our common shares immediately before the event; or

•	our shareholders approve a plan of complete liquidation or winding-up of our company, or the sale or disposition of all or substantially all our assets (other than a transfer to an affiliate).

Transferability.  Awards under our equity incentive plan generally are not transferable other than by will or by the laws of descent and distribution or as expressly permitted by the Board. Except as noted, only the participant may exercise an award.

Section 162(m) Provisions.  Awards to any participant whom the committee determines to be a “covered employee” under Section 162(m) of the U.S. Internal Revenue Code may be subject to restrictions, including the establishment of performance goals, as necessary for the award to meet the requirements for performance-based compensation.

Additional Provisions.  Our equity incentive plan will automatically terminate in 2016 unless we elect to terminate it sooner. In addition, our Board has the right to amend, suspend or terminate the plan at any time provided that such action does not impair any award previously granted under the plan. We will not be responsible if awards under the equity incentive plan result in penalties to a participant under Section 409A of the U.S. Internal Revenue Code. Amendments to the plan will be submitted for shareholder approval to the extent required by applicable law.

Prior Incentive Plans

Effective December 1, 2003, we adopted a share option and phantom share unit plan (which we refer to as our prior plan). Our prior plan provided for the grant of units, options and phantom shares to our employees, officers and consultants.

As of November 30, 2006, there were units with respect to 1,320,714 common shares outstanding under the prior plan and there are no separate options or phantom shares outstanding. Each unit consists of a stock option that enables the holder to acquire a fixed number of common shares at a stated exercise price and a phantom share unit in respect of the same number of shares as the option, with the same stated exercise price. Upon exercise of the stock option portion of the unit, we will issue common shares to the holder. Upon exercise of the phantom share unit portion of the unit, we may pay the holder an amount of cash equal to the fair market value of the common shares underlying the phantom share unit, less the exercise price, or we may deliver common shares with a fair market value equal to such amount of cash. In addition, in the case of a stock option exercise or a phantom share unit exercise, we may effect a net settlement, in which we deliver the number of common shares equal in value to the fair market value of the common shares underlying the option, less the exercise price. A holder may not exercise both the stock option component of the unit and the phantom share unit component. When a holder exercises either the stock option component or the phantom share unit component, the other component is no longer exercisable. No additional units, options or phantom share units will be granted under our prior plan, but the outstanding units granted under our prior plan will remain outstanding in accordance with their terms.

Appropriate adjustments will be made under our prior plan to the number of shares subject to outstanding awards in the event of any future reorganization, recapitalization, share split, dividend or other change in our capital structure in order to account for the changed circumstances.

Units granted under the prior plan generally vest as to 25% on the first anniversary of the date of grant and as to an additional 6.25% at the end of the three month period subsequent to the first anniversary date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described below, since December 1, 2005, there has not been, and there is not currently proposed, any transactions or similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of 5% or more of any class of our voting stock or any member of their immediate family had or will have a direct or indirect material interest.

We made paid-up capital distributions of $0, $83.1 million and $41.0 million to Vector Capital, our majority shareholder of common shares, during our fiscal years ended November 30, 2006, 2005 and 2004 respectively.

In connection with certain transaction advisory work performed on our behalf, we paid Vector Capital transaction fees and reimbursements for expenses of approximately $115,000, $3,275,000 and $250,000 in our fiscal years ended November 30, 2006, 2005 and 2004, respectively. As of November 30, 2006 and 2005, there were amounts payable to Vector Capital of approximately $167,000 and $334,000, respectively. In connection with our initial public offering, Vector Capital engaged a third party consulting firm to conduct due diligence and prepare a report. We purchased this report from Vector Capital for $500,000.

We purchased WinZip from Vector Capital in May 2006. For more information please refer to “Item 8, Note 8 — WinZip Acquisition” of our Notes to our Consolidated Financial Statements.

We made two loans to senior executives during our fiscal year ended November 30, 2005 for the purpose of relocation. Approximately $466,000 was loaned to our Chief Executive Officer. The loan generated interest at the Royal Bank of Canada’s prime rate on approximately $207,000 of the amount. In addition, approximately $200,000 was loaned to one of our senior managers at 1.5% above the Bank of Canada prime interest rate. Both of these loans were repaid or forgiven in our fiscal year ended November 30, 2006.

In June 2005, we granted options in respect of 413,971 common shares to our Chief Executive Officer at an exercise price of $1.17 per common share. Options to acquire 79,378 common shares vested upon the completion of our initial public offering while the remainder continues to vest over a four year period. Pursuant to the terms of our Chief Executive Officer’s employment agreement, in April 2006 we repurchased options representing the right to acquire 22,696 common shares at a price of $18.83 per unit, or $427,835 in the aggregate. Of this, $213,676 was applied as a repayment against the loan described above and the remaining $213,676 was paid to him to help defray additional expenses incurred in connection with his relocation to Canada. The remaining portion of the loan was forgiven concurrent with the repurchase of options.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP has audited our consolidated balance sheets as at November 30, 2006 and November 30, 2005, and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended November 30, 2006, November 30, 2005 and November 30, 2004, as stated in their report appearing herein. PricewaterhouseCoopers LLP has been our auditor since March 1998.

Audit Fees

PricewaterhouseCoopers LLP billed us $1,114,285 in 2006 and $1,017,161 in 2005 for professional services rendered for the audit of our annual financial statements, the filing of our registration statement on Form F-1, and the review of financial statements included in statutory and regulatory filings.

Tax Fees

PricewaterhouseCoopers LLP billed us $297,731 in 2006 and $504,932 in 2005 for professional services rendered for tax compliance, tax advice, and tax planning. The taxation advisory services provided related primarily to payroll taxation matters, taxation of stock options and preparation of corporate tax returns.

All Other Fees

PricewaterhouseCoopers LLP billed us $60,000 in 2006 and $0 in 2005 for professional services rendered in connection with statutory audits and other matters.

The Audit Committee has considered whether the provision of these services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and is of the opinion that the provision of these services does not compromise PricewaterhouseCoopers LLP’s independence. The Audit Committee, in accordance with the Audit Committee’s policy for the engagement of our independent auditor to provide non-audit services, must pre-approve all non-audit services provided by PricewaterhouseCoopers LLP. The policy restricts the type of non-audit services that the auditors may provide to our subsidiaries and us. It includes a mechanism for the consideration and pre-approval by the Audit Committee of all services to be provided by the auditors as well as the associated fees. In our fiscal year ended November 30, 2006, all non-audit services that were performed by the auditors were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements.

Incorporated by reference from the financial statements and notes thereto that are set forth in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.

Schedule II Valuation and Qualifying Accounts

(b) The exhibits included in this Report or incorporated herein by reference are as follows:

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger dated as of October 8, 2004 by and among Corel Corporation, Corel JS Acquisition, Inc., Corel Holdings Corporation, Jasc Software, Inc. and each Jasc Software, Inc. shareholder, incorporated by reference to exhibit 2.1 of the Company’s Registration Statement on Form F-1 filed with the Securities and Exchange Commission (the “Commission”) on April 25, 2006
2.2	Stock Purchase Agreement dated May 1, 2006 by and among Vector CC Holdings IV, SRL, WinZip Computing LLC, Cayman Ltd. Holdco and Corel Corporation, incorporated by reference to exhibit 2.2 of the Company’s Form 10-Q filed with the Commission on May 5, 2005
2.3	Agreement and Plan of Merger, dated as of August 28, 2006, among Corel Corporation, Iceland Acquisition Corporation and InterVideo Inc., incorporated by reference to exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 31, 2006
3.1	Certificate and Articles of Continuance, incorporated by reference to exhibit 3.1 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
3.2	Articles of Amendment, incorporated by reference to exhibit 3.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
3.3	By-laws, incorporated by reference to exhibit 3.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
4.1	Form of Registration Rights Agreement by and among Corel Corporation and the stockholders named therein, incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
4.2	Form of Corel Corporation Share Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.1	Form of Credit Agreement by and among Corel Corporation, Corel US Holdings, LLC, Morgan Stanley Senior Funding Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. and a syndicate of financial institutions, incorporated by reference to exhibit 2.2 of the Company’s Form 10-Q filed with the Commission on May 5, 2005
10.2	First Amendment and Waiver to Credit Agreement dated as of December 12, 2006, incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed with the Commission on December 14, 2006
10.3	Employment Agreement between Corel Corporation and David Dobson, incorporated by reference to exhibit 10.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.4	Employment Agreement between Corel Corporation and Douglas McCollam, incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.5	Employment Agreement between Corel Inc. and Randall Eisenbach, incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006

Exhibit
Number		Exhibit

10.6		Employment Agreement between Corel Corporation and Amanda Bedborough, incorporated by reference to exhibit 10.5 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.7		Employment Agreement between Corel Corporation and Jacqueline Maartense, incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10	.8*	Employment Agreement between Corel Inc. and Patrick Morley
10.9		2003 Share Option and Phantom Unit Plan, incorporated by reference to exhibit 10.7 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.10		2006 Equity Incentive Plan, incorporated by reference to exhibit 10.8 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.11		Form of Equity Award, incorporated by reference to exhibit 10.9 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.12		InterVideo, Inc. 1998 Stock Plan, incorporated by reference to exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the Commission on December 14, 2006
10.13		InterVideo, Inc. 2003 Stock Plan, incorporated by reference to exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed with the Commission on December 14, 2006
10.14		Form of Officer and Director Indemnification Agreement, incorporated by reference to exhibit 10.10 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.15		Lease of office space by and between Churchill Office Park Ltd. and Corel Corporation (headquarters office lease), incorporated by reference to exhibit 10.11 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.16		Advisory Services Expense Reimbursement Agreement, incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.17		Agreement and Full and Final Release between Corel Corporation and Jacqueline Maartense effective January 20, 2006, incorporated by reference to exhibit 10.13 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
21	.1*	Subsidiaries of Corel Corporation
23	.1*	Consent of PricewaterhouseCoopers LLP
24	.1*	Powers of Attorney, incorporated by reference to the signature page to this Annual Report on Form 10-K
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	.1*	Section 1350 Certification of the Chief Executive Officer
32	.2*	Section 1350 Certification of the Chief Financial Officer
99	.1*	Schedule II — Valuation and Qualifying Accounts

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on February 23, 2007.

COREL CORPORATION

By:	/s/ DAVID DOBSON
David Dobson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on February 23, 2007.

SIGNATURE	TITLES

/s/ DAVID DOBSON David Dobson	Chief Executive Officer and Director (principal executive officer)

/s/ DOUGLAS MCCOLLAM Douglas McCollam	Chief Financial Officer and Director (principal financial and accounting officer)

/s/ STEVEN COHEN Steven Cohen	Director

/s/ J. IAN GIFFEN J. Ian Giffen	Director

/s/ AMISH MEHTA Amish Mehta	Director (authorized representative in the United States)

/s/ ALEXANDER SLUSKY Alexander Slusky	Director