Form 10-K/A
period 2006-11-30
COREL CORP
filed 2007-04-05
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-20562

COREL CORPORATION
(Exact name of registrant as specified in its charter)

Canada
(State or other jurisdiction of incorporation of organization)

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

EXPLANATORY NOTE

This Form 10-K/A amends Item 5 of the Annual Report on Form 10-K filed by Corel Corporation (the “Registrant”) on February 23, 2007 to provide additional disclosure required pursuant to the Nasdaq Marketplace Rules. No other amendments have been made, and this Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K or modify or update those disclosures affected by subsequent events.

The Registrant’s Annual Report on Form 10-K is hereby amended to add the following disclosure in Item 5:

DISCLOSURE PURSUANT TO THE REQUIREMENTS OF NASDAQ

A quorum for our general meetings is one person present and being, or representing by proxy, shareholders holding in the aggregate not less than 20% of the issued shares entitled to be voted at the meeting. We were granted an exemption from the Nasdaq Marketplace Rules requiring each issuer to provide for a quorum at any meeting of the holders of common stock of no less than 33 1/3% of the outstanding shares of the issuer’s common voting stock.

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

DISCLOSURE PURSUANT TO THE REQUIREMENTS OF NASDAQ

A quorum for our general meetings is one person present and being, or representing by proxy, shareholders holding in the aggregate not less than 20% of the issued shares entitled to be voted at the meeting. We were granted an exemption from the Nasdaq Marketplace Rules requiring each issuer to provide for a quorum at any meeting of the holders of common stock of no less than 33 1/3% of the outstanding shares of the issuer’s common voting stock.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Amendment No. 1 to Form 10-K/A:

(b) Exhibits:

Exhibit
Number		Exhibit

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on April 5, 2007.

COREL CORPORATION

By:	/s/ DAVID DOBSON
David Dobson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on April 5, 2007.

SIGNATURE	TITLES

/s/ DAVID DOBSON David Dobson	Chief Executive Officer and Director (principal executive officer)

/s/ DOUGLAS MCCOLLAM Douglas McCollam	Chief Financial Officer and Director (principal financial and accounting officer)

/s/ STEVEN COHEN Steven Cohen	Director

/s/ J. IAN GIFFEN J. Ian Giffen	Director

/s/ AMISH MEHTA Amish Mehta	Director (authorized representative in the United States)

/s/ ALEXANDER SLUSKY Alexander Slusky	Director

EXHIBIT INDEX

Exhibit
Number		Exhibit

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

*	Filed herewith.