Form 10-Q
period 2007-02-28
COREL CORP
filed 2007-04-20
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2007

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s common stock as of March 31, 2007 was 24,851,193.

COREL CORPORATION
Form 10-Q
For the Quarter Ended February 28, 2007
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Financial Statements
a) Balance Sheets as of February 28, 2007 and November 30, 2006
b) Statements of Operations for the Three Months Ended February 28, 2007 and 2006
c) Statements of Cash Flows for the Three Months Ended February 28, 2007 and 2006
d) Notes to Financial Statements
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
Signature

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of U.S. dollars or shares)
(Unaudited)

		February 28	November 30
	Note	2007	2006
Assets
Current assets:
Cash and cash equivalents		$40,906	$51,030
Restricted cash		717	717
Accounts receivable
Trade, net		15,650	18,150
Other		1,233	808
Inventory	3	1,893	914
Prepaids and other current assets		4,975	2,300

Total current assets		65,374	73,919
Investments		203	203
Capital assets		6,145	3,651
Intangible assets	4	110,666	37,831
Goodwill	4	82,488	9,850
Deferred financing and other long-term assets	6	5,938	5,232

Total assets		$270,814	$130,686

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities		$62,858	$28,220
Due to related parties		—	167
Operating line of credit	6	23,000	—
Income taxes payable	5	2,411	235
Deferred revenue		11,806	12,719
Current portion of long term debt	6	2,637	1,426
Deferred income tax liability		4,972	—

Total current liabilities		107,684	42,767
Deferred revenue		1,748	2,015
Deferred income tax liability	4,5	14,830	—
Income taxes payable		9,875	8,488
Long term debt	6	157,331	89,223

Total liabilities		291,468	142,493

Commitments and contingencies	7

Shareholders’ deficit
Share capital:
Common Shares (par value: none; authorized: unlimited; issued and outstanding: 24,714 and 24,535 shares, respectively)		32,828	30,722
Additional paid-in capital	4	5,535	4,612
Accumulated other comprehensive loss		(46)	(46)
Deficit		(58,971)	(47,095)

Total shareholders’ deficit		(20,654)	(11,807)

Total liabilities and shareholders’ deficit		$270,814	$130,686

See Accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three months ended February 28
	Note	2007	2006
Revenues
Product		$47,304	$39,498
Maintenance and services		5,330	4,789

Total revenues		52,634	44,287

Cost of revenues
Cost of product		8,487	5,005
Cost of maintenance and services		198	314
Amortization of intangible assets		5,757	6,627

Total cost of revenues		14,442	11,946

Gross margin		38,192	32,341

Operating expenses
Sales and marketing		17,104	14,504
Research and development		11,344	6,181
General and administration		9,095	5,395
Acquired in-process research and development		7,831	—
InterVideo integration expense	4	785	—
Restructuring	9	—	560

Total operating expenses		46,159	26,640

Income (loss) from operations		(7,967)	5,701

Other expenses (income)
Interest expense, net		3,921	3,863
Amortization of deferred financing fees		265	444
Other non-operating income		(632)	(120)

Income (loss) before income taxes		(11,521)	1,514
Income tax provision	5	355	3,152

Net loss		$(11,876)	$(1,638)

Other comprehensive loss
Unrealized losses on securities, net of taxes		—	(48)

Other comprehensive loss, net of taxes		—	(48)

Comprehensive loss		$(11,876)	$(1,686)

Net loss per share:
Basic		$(0.48)	$(0.08)
Fully diluted		$(0.48)	$(0.08)

Weighted average number of shares:
Basic		24,627	19,490
Fully diluted	10	24,627	19,490
See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION
Consolidated Statement of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

		Three Months Ended February 28,
	Note	2007	2006
Cash flow from operating activities
Net loss		$(11,876)	$(1,638)
Depreciation and amortization		702	399
Amortization of deferred financing fees		265	444
Amortization of intangible assets		5,757	6,627
Stock-based compensation		1,008	852
Provision for bad debts		16	122
Deferred income taxes		(1,035)	435
Acquired in-process research and development		7,831	—
Unrealized loss on forward exchange contracts		35	28
Gain on interest rate swap recorded at fair value		(191)	—
Change in operating assets and liabilities	11	15,928	(1,343)

Cash flow provided by operating activities		18,440	5,926

Cash flow from financing activities
Proceeds from operating line of credit	6	23,000	—
Proceeds from long term debt	6	70,000	—
Repayments of long term debt	6	(681)	(9,294)
Proceeds from exercise of stock options		1,302	—
Financing fees incurred	6	(1,672)	(1,763)
Other financing activities		—	50

Cash flow provided by (used in) financing activities		91,949	(11,007)

Cash flow from investing activities
Purchase of InterVideo Inc, net of cash acquired	4	(120,368)	—
Purchase of long lived assets		(110)	(430)

Cash flow used in investing activities		(120,478)	(430)

Effect of exchange rate changes on cash and cash equivalents		(35)	(37)
Decrease in cash and cash equivalents		(10,124)	(5,548)
Cash and cash equivalents, beginning of period		51,030	20,746

Cash and cash equivalents, end of period		$40,906	$15,198

See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Notes to the Consolidated Financial Statements
(All amounts in thousands of U.S. dollars, unless otherwise stated)
(Unaudited)
1. Unaudited Interim Financial Information
     The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated balance sheet as of November 30, 2006 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three months ended February 28, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 10-K for the period ending November 30, 2006 (File No. 000-20562).
2. Summary of Significant Accounting Policies
Basis of presentation
     The consolidated financial statements have been presented in United States (US) dollars.
     On December 12, 2006, Corel completed the acquisition of InterVideo, Inc, which had a majority interest in Ulead Inc. (“InterVideo”). Since December 12, 2006 the results of InterVideo have been included in our results of operations. See Note 4 for details of the acquisition and pro forma results of operations of Corel and InterVideo for the three months ended February 28, 2006.
     The purchase price allocation associated with this acquisition is still preliminary as some amounts are dependent upon future actions. These include restructuring costs have been estimated and approved but have not yet been completed. There are contingencies related to certain legal proceedings that InterVideo was involved with in the normal course of business that have not yet been settled. The valuation of identified definite lived intangible assets has not yet been finalized. Finally, estimates have been made for certain provisions related to working capital for which final amounts are dependant upon actual actions taken by the Company’s business partners which that could impact the value of certain acquired assets and liabilities assumed. Any difference in the final amounts related to the above estimates could result in a change in the final purchase price allocation.
Defined employee benefit plans
The Company maintains a defined benefit pension plan in certain jurisdictions for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Pension benefit obligations are determined by independent actuaries using management’s best estimate assumptions, with accrued benefits prorated on service.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board released FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 (“FIN 48”) and is effective for annual periods beginning on or after December 15, 2006, which is the year ending November 30, 2008 for the Company. FIN 48 provides a comprehensive accounting model and prescriptive disclosure requirements related to income tax uncertainties. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.
     In September 2006, the Financial Accounting Standards Board released FASB 157, “Fair Value Measurements” and is effective for fiscal years beginning after November 15, 2007, which is the year ending November 30, 2008 for the Company. FASB 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.
     In February 2007, the Financial Accounting Standards Board released FASB 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007, which is the year ending November 30, 2008 for the Company. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.
3. Inventory
     The components of inventory are as follows:

	February	November
	28, 2007	30, 2006
Product components	$463	$444
Finished goods	1,430	470

Inventory	$1,893	$914

4. Acquisition of InterVideo
     On December 12, 2006, Corel completed the acquisition of 100% of the voting equity interest of InterVideo, a provider of digital media authoring and video playback software with a focus on high-definition and DVD technologies, in an all cash transaction of approximately $198.6 million. In 2005, InterVideo acquired a majority interest in Ulead, a leading developer of video imaging and DVD authoring software for desktop, server, mobile and Internet platforms. As part of the Company’s acquisition of InterVideo, the remaining voting equity interest in Ulead was acquired by the Company on December 28, 2006 in an all cash transaction of approximately $21.7 million.
     The acquisition expanded the Company’s presence in the digital media software market by increasing its portfolio of digital media and DVD video products. With the addition of InterVideo, Corel will extend its presence in Asian markets, such as China, Taiwan and Japan.
     The acquisition of InterVideo was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations”. Assets acquired and liabilities assumed were recorded at their estimated fair values as of December 12, 2006, and the results of InterVideo have been included in the Company’s consolidated operations from that date.
Purchase Price
     The preliminary total purchase price of the acquisition is as follows:

Cash consideration – InterVideo acquisition	$198,624
Cash consideration – acquisition of remaining interest in Ulead	21,731
Fair value of stock options assumed	3,503
Deferred stock-based compensation	(2,784)
Estimated direct transaction costs	2,837
Estimated restructuring costs	3,869

Total preliminary purchase price	$227,780

Fair value of stock options assumed
     Under the terms of the acquisition agreement, each InterVideo stock option that was outstanding and unexercised at the date of acquisition are, once vested, exercisable for Corel Common Shares at a ratio of 1 to 0.918 which was determined by the relative market value of Corel and InterVideo common shares at the date of closing.

These options have a per share exercise price equal to the original exercise price of InterVideo options divided by the Option Exchange Ratio. There were InterVideo stock options outstanding at December 12, 2006 which, if exercised, would yield 1,700,717 Corel common shares. The estimated fair value of these outstanding options was $3.5 million as determined using the Black Scholes option pricing model (“Black Scholes model”) with the following assumptions:

Expected option life (years)	3 to 7
Volatility	16.1% to 36.1%
Risk free interest rate	4.77% to 4.80%
Forfeiture rate	36.79% to 45.11%
Dividend yield	Nil
     The stock price used in the valuation was $10.60, which was the average of closing prices for Corel common shares for a range of trading days (August 23, 2006 through August 31, 2006) around the announcement date (August 28, 2006) of the proposed transaction. The risk-free interest rate used in the valuation was the zero-coupon yield implied from U.S. Treasury securities with equivalent remaining terms. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero was used in the valuation. Corel estimated the expected term of unvested options by taking the average of the vesting term remaining and the contractual term of the option. The volatility used in the model was based on the blended rate of the Company’s own stock price and the US Dow Jones Software and Computer Services Index. The fair value of stock options assumed has been included in additional paid-in capital.
Deferred stock-based compensation
     Deferred stock-based compensation represents the portion of the estimated fair value, measured as of December 12, 2006, of unvested Corel options issued in exchange for the InterVideo stock options. The fair value of unvested options exchanged was estimated at $2.8 million using the Black Scholes model. The stock price used in the valuation is $14.16, which was the closing price of Corel shares on December 11, 2006, the last trading day before the close of the acquisition. The risk-free interest rate used in the valuation was the zero-coupon yield on December 12, 2006 implied from U.S. Treasury securities with equivalent remaining terms. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero was used in the valuation. Corel estimated the expected term of unvested options by taking the average of the vesting term remaining and the contractual term of the option. The volatility used in the model was based on the blended rate of the Company’s own stock price and the US Dow Jones Software and Computer Services Index. The fair value of stock options assumed has been included in additional paid-in capital.
     The assumptions used to value deferred stock-based compensation are as follows:

Expected term (in years)	4 to 7
Volatility	19.7 to 34.2%
Risk free interest rate	4.45 to 4.49%
Forfeiture rate	36.79% to 45.11%
Dividend yield	Nil
     The deferred stock-based compensation is being amortized to expenses over the remaining vesting periods of the underlying options.

Estimated direct transaction costs
     Direct transaction costs of $2.8 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.
Estimated restructuring costs
     Restructuring costs of $3.9 million relate to InterVideo operations, and are primarily for costs for severance and excess facilities. See Note 9 for further details of the amounts accrued and payments made during the first quarter of fiscal 2007.
Purchase Price Allocation
     Under the purchase method of accounting, the total purchase price is allocated to InterVideo’s net tangible and intangible assets based on their estimated fair values as at December 12, 2006. The excess of the purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management. The allocation of the preliminary purchase price is as follows:

Amount
Cash, cash equivalents, and short-term investments	$106,691
Working capital	(21,129)
Capital and other long term assets	3,839
Identifiable definite lived intangible assets	86,577
Deferred tax liability	(20,836)

Net assets acquired	155,142
Total preliminary purchase price	227,780

Goodwill from InterVideo acquisition	72,638
Goodwill at November 30, 2006	9,850

Goodwill at February 28, 2007	$82,488

     The purchase price allocation is still preliminary as some amounts are dependent upon future actions. These include restructuring amounts that have been estimated and approved but for which payments have not been made. There are contingencies related to certain legal proceedings, that InterVideo was involved with in the normal course of business, that have not yet been settled. The valuation of identified definite lived intangible assets has not yet been finalized. Finally, estimates have been made for certain revenue provisions for which final amounts are dependant upon actions taken by the Company’s business partners which could impact the value of certain acquired assets and liabilities assumed. Any difference in the final amounts related to the above estimates could result in a change in the final purchase price allocation.
Identifiable definite lived intangible assets:
     Approximately $86.6 million has been allocated to definite lived intangible assets acquired, including $7.8 million related to in-process research and development (“IPR&D”). IPR&D represents new projects that, on the date of acquisition, the related technology had not reached technological feasibility and did not have an alternate future use. All IPR&D has been expensed at the date of acquisition. The capitalized identifiable definite lived intangible assets are as follows:

		First Year	Estimated Weighted Average
	Assigned Value	Amortization	Life (in years)
Acquired technologies	$57,520	$10,874	4.8
In-process research and development	7,831	—	—
Customer relationships	10,651	2,140	5.4
Trade names	10,575	2,115	5.0

Total	$86,577	$15,129

Intangible assets at February 28, 2007 was comprised of the following:

Cost of intangible assets at November 30, 2006	$99,802
Cost of intangible assets acquired with InterVideo	86,577

Total cost of intangible assets	186,379
Less:
Accumulated amortization	67,882
In-process research and development acquired with InterVideo	7,831

Net book value of intangible assets at February 28, 2007	$110,666

     To determine the fair value of intangible assets, Corel engaged an independent valuation firm who used the income approach, specifically the present value of the operating cash flows generated, to determine the fair value of existing technologies, customer relationships, and the trade name.
     Existing technology relates to InterVideo products across all of its product lines that have reached technological feasibility. Corel will amortize the fair value of the acquired existing technology on a straight line basis over 2 to 7 years which best reflects the period over which the economic benefits of the intangible asset will be realized.
     Customer relationships represent existing contracts that relate primarily to underlying customer relationships. Corel will amortize the fair value of these assets on a basis which best reflects the period over which the economic benefits of the customer relationship will be realized which is expected to be 4 to 6 years.
     The InterVideo trade name and other product names will be amortized on a straight line basis over 5 years which best reflects the period in which the economic benefits of the intangible asset will be realized.
Deferred Tax Liability
     Approximately $25.8 million was estimated as the deferred tax liability arising from the difference between the value assigned to acquired technologies, customer relationships and trade names and their related tax value. As of the date of acquisition, the fair value of the InterVideo deferred tax assets was approximately $5.0 million.
Goodwill
     Approximately $72.6 million has been allocated to goodwill arising from the acquisition representing the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.
Pro Forma Results
     The unaudited financial information in the table below summarizes the combined results of operations of Corel and InterVideo, on a pro forma basis, as though the companies had been combined December 1, 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period or of results that may occur in the future. The pro forma financial information includes the following adjustments:
•	additional amortization of intangible assets related to the acquisition of $3.5 million

•	deferred tax recovery of $1.3 million related to the amortization of acquired intangible assets

•	additional interest expense of $2.3 million on additional debt financing for the acquisition

•	reduced stock compensation expense of $0.8 million

•	removal of minority interest income of $0.4 million

•	additional deferred financing fees of $0.1 million related to acquisition financing
     The unaudited pro forma financial information for the three months ended February 28, 2006 combines the historical results for Corel for the three months ended February 28, 2006 and the historical results for InterVideo for the three months ended March 31, 2006.

Three Months
Ended
February 28,
2006
Net revenues	$75,609
Net loss	$(4,748)
Basic net loss per share	$(0.24)
Diluted net loss per share	$(0.24)

5. Income Taxes
     For the three months ended February 28, 2007, the Company recorded a tax provision of $355 on a loss before income taxes of $11.5 million. The current tax provision is $1.4 million and the deferred tax recovery is $1.0 million. The deferred tax recovery is related to the amortization of the intellectual property acquired with InterVideo which has a tax basis of $nil. Current taxes consist of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.
     For the three months ended February 28, 2006, the Company recorded a tax provision of $3.2 million on income before income tax expense of $1.5 million. Current taxes, consisting of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries, were $2.3 million.
6. Long-term Debt
The Components of long term debt for the periods presented are as follows:

	February 28, 2007			November 30, 2006
	Current	Long Term	Total	Current	Long Term	Total

Term loan	$2,111	$157,042	$159,153	$900	$88,650	$89,550
Promissory note	526	289	815	526	573	1,099

Total	$2,637	$157,331	$159,968	$1,426	$89,223	$90,649

Line of credit	$75,000			$75,000
Outstanding balance	23,000			$—

Available line of credit	$52,000			$75,000

Term Loan
     On May 2, 2006, the Company entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan with a six-year maturity and a $75.0 million revolving line of credit with a five-year term as part of its debt restructuring. Proceeds from this refinancing were used to repay Corel’s debt at that time. As a result, the Company incurred a loss on debt retirement of $8.3 million. On December 12, 2006, this facility was amended as the Company completed its acquisition of InterVideo an Ulead. The acquisitions were funded through an additional $70.0 million term borrowing, $43.0 million draw on our revolving line of credit and the remaining in cash of the combined Company. During the quarter, the Company repaid $20.0 million of the revolving line of credit. The balance outstanding on the line of credit at February 28, 2007 was $23.0 million.
     The credit facility agreement requires the Company to make fixed quarterly principal repayments of 0.25% of the original principal amount on the term loan, or $225 from June 2006 to December 2006 and $400 from January 2007 through to December 2011, with the balance of the loan due in April 2012. The term loan and revolving line of credit bear interest at floating rates tied to either the Alternate Base Rate (“ABR”, which equal the higher of (i) the federal funds rate plus 50 basis points, and (ii) the prime rate) plus 2.25% until December 2006 and ABR plus 3.00% thereafter or the Adjusted LIBOR plus 3.25% until December 2006 and Adjusted LIBOR plus 4.00% thereafter. On an annual basis, beginning the first quarter of fiscal 2008, the Company is required to make a cash sweep payment to fund its principal balance, based excess cash flow as defined in the agreement.
     In addition to the above loans, the facility also provides the Company with a $25,000 letter of credit and a $5,000 Swingline commitment. The applicable interest rate on any borrowings is based on a leverage ratio pricing grid. As at February 28, 2007, no balance was outstanding on either the letter of credit or the Swingline commitment.
     In connection with the senior credit facility, the Company obtained interest rate protection by entering into interest rate swaps totaling $59.5 million. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 9.40% to 9.49%.

     The borrowings under the senior credit facility are collateralized by a pledge of all the Company’s assets, including subsidiary stock. Under the terms of the credit agreement the Company is subject to restrictive covenants. The agreement contains restrictions, such as restrictions on additional borrowing, distributions and business acquisitions/divestitures. It also includes the following financial covenants:
•	a maximum total leverage ratio, which is defined as the ratio of total debt to trailing four quarter consolidated Adjusted EBITDA, as defined in the credit agreement, to be less than specified amounts over the term of the facility, of 3.50:1.00 reducing over the term of the facility to 2.25:1.00 at maturity;

•	a minimum fixed charge coverage ratio, which is defined as the ratio of trailing four quarter consolidated Adjusted EBITDA to fixed charges, 2.00 to 1.00 from January 2006 until November 2010 and 2.25 to 1.00 from December 2010 to November 2011.
     As of February 28, 2007, Corel was in compliance with all debt covenants.
     The future debt payments on long-term debt as of February 28, 2007, are as follows:

	Term Loan
	Principal	Interest	Total
2007, remainder of	$1,453	$11,213	$12,666
2008	2,108	14,819	16,927
2009	1,641	14,668	16,309
2010	1,596	14,517	16,113
2011	1,596	14,367	15,963
2012	151,574	4,783	156,357

Total	$159,968	$74,367	$234,335

Deferred Financing Charges
     In relation to the amendment of the Company’s term loan on December 12, 2006, the Company incurred financing charges in the amount of $1,672. These charges have been deferred and are amortized over the term of the associated debt using the effective interest rate method. During the first quarter, amortization of deferred financing charges was $265.
7. Commitments and Contingencies
Commitments
     The Company rents office space in Canada, the United States, Europe, Asia and other international locations under various operating leases, which contain different renewal options. The leases begin to expire in 2007. In connection with the acquisition of InterVideo, we assumed all the obligations of their existing 19 locations.
     The Company recorded lease expenses of $1,682 for the first quarter of fiscal 2007 and $1,152 for the first quarter of fiscal 2006.
Legal Proceedings
     The Company is currently, and from time to time, involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business, including assertions from third parties that it may be infringing patents or other intellectual property rights of others and from certain of our customers that they are entitled to indemnification from us in respect of claims that they are infringing such third party rights through the use or distribution of our products. If challenged, management believes that, if necessary, they would be able to obtain any required licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. Failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business
     In addition, some of our agreements with customers and distributors, including OEMs and online services companies, require us to indemnify these parties for third-party intellectual property infringement claims, and many of these indemnification obligations are not subject to monetary limits. The existence of these indemnification provisions could increase our cost of litigation and could significantly increase our exposure to losses from an adverse ruling
     At the time of the acquisition of InterVideo, InterVideo was involved in certain legal proceedings and was the subject of demands, claims and threatened litigation that arose in the normal course of its business, including assertions that it may be infringing patents or other intellectual property rights of others. An estimate to settle these claims has been included in the preliminary purchase price of InterVideo, however, it is possible that such estimates may be significantly different from the settlement amounts. This difference may be reflected in the final purchase price allocation if resolved during the allocation period.
     At February 28, 2007, we were a defendant in an ongoing patent infringement proceeding described below:
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
8. Shareholders’ Equity
Stock option plans
     The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months
	Ended February 28,
	2007	2006
Cost of products	$9	$8
Cost of maintenance and services	2	2
Sales and marketing	270	191
Research and development	195	63
General and administration	532	588

Total stock-based compensation expense	$1,008	$852

     There have been no capitalized stock-based compensation costs. The Company has recognized cumulative expenses of $1,340 for performance-based awards, including $13 and $294 for the three months ended February 28, 2007 and February 28, 2006, respectively.
     Corel estimates the fair value of its options for financial accounting purposes using the Black-Scholes model, which requires the input of subjective assumptions including the expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares, forfeiture rate and vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to the Company’s public offering in April 2006 there was no active market for the Company’s common shares. Since the Company has been public for less than the vesting period of its options, the Company does not consider the volatility of the Company’s share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on the Company’s share price, the Company will use a blended rate of its own share price volatility and the US Dow Jones Software and Computer Services Index.
     The fair value, estimated using the Black-Scholes model, of all options granted during the quarter ended February 28, 2007 and February 28, 2006, was estimated as of the date of grant using the following weighted average assumptions:

	Three Months Ended
	February 28,
	2007	2006
Expected option life (years)	7	7
Volatility	34.20%	36.59%
Risk free interest rate	4.03%	4.11%
Forfeiture Rate	16.82%	Nil
Dividend yield	Nil	Nil
     As of February 28, 2007, there was $8,049 of unrecognized compensation cost related to equity incentive plans, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Corel employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. Additionally, as of February 28, 2007, there was $2,550 of unamortized deferred compensation, related to the acquisition of InterVideo, which will be recognized over a period of 3.78 years.
2006 Equity Incentive Plan
     The 2006 Equity Incentive Plan was adopted by the Board of Directors in February 2006. This plan provides for the grant of options to employees and employees of the Company’s subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share-based awards (“options”) to the Company’s employees, consultants and directors, and employees, consultants and directors of the Company’s subsidiaries and affiliates. Corel has 2,704,399 common shares authorized for issuance under the 2006 Equity Incentive Plan.
     As part of the InterVideo acquisition, each InterVideo stock option that was outstanding and unexercised shall, once vested, be exercisable for Corel Common Shares at the Option Exchange Ratio at a per share exercise price equal to the original exercise price of the InterVideo options divided by the Option Exchange Ratio. The Company assumed these stock options in accordance with the terms of the applicable InterVideo stock option plan. There were InterVideo stock options outstanding at December 12, 2006 which, if exercised, would yield 1,700,717 Corel common shares.
     Option activity under the 2006 Equity Incentive Plan for the three month period ended February 28, 2007 is presented below:

	2006 Equity Incentive Plan
			Weighted Average
		Weighted Average	Grant Date Fair
	Options	Exercise Price	Value
Balance at November 30, 2006	513,333	$9.56	$6.26
Granted	90,260	13.68	4.97
Assumed in exchange for InterVideo stock options	1,700,717	12.95	2.06
Exercised	(143,970)	8.65	4.75
Forfeited	(117,313)	13.09	3.58

Outstanding at February 28, 2007	2,043,027	$12.47	$3.13

Exercisable at February 28, 2007	844,110

Weighted average fair value of outstanding options	$3.13
Weighted average remaining life of the outstanding options	8.16	Years
     In January 2007 the Company issued 30,000 units of restricted stock to a senior officer of the Company under the 2006 Equity Incentive Plan. These units will vest fully if the officer remains with the Company until June 1, 2008. Furthermore, if certain performance conditions are met, these restricted stock units may vest earlier. These units will begin to vest on September 1, 2007 and will vest fully by June 1, 2008. These units were classified as equity awards and accordingly were valued at the market price of our shares on the date the Board authorized their issuance.
2003 Share Option and Phantom Share Unit Plan
     In the three months ended February 28, 2007, no options were granted as this plan is no longer eligible for grant distribution. Unit activity for the three month period ended February 28, 2007 is presented below:

	The 2003 Plan
			Weighted
			Average
		Weighted	Grant Date
		Average	Fair
	Options	Exercise Price	Value
Balance, November 30, 2006	1,320,714	$1.98	$7.24
Exercised	(35,043)	1.17	3.42
Forfeited	(4,031)	4.46	5.17

Balance, February 28, 2007	1,281,640	$1.98	$7.22

Exercisable at February 28, 2007	673,201

Weighted average fair value of outstanding options	$7.22
Weighted average remaining life of the outstanding options	7.92	Years
9. Restructuring Charges
InterVideo Acquisition Related Restructuring Charges
     In conjunction with the acquisition of InterVideo, management has implemented a restructuring plan (“InterVideo plan”) and expects to incur restructuring charges in fiscal 2007 related to this plan. The InterVideo plan includes the reduction of headcount across all functions, the closure of certain facilities and the termination of certain redundant operational contracts.
     As of February 28, 2007, the majority of the headcount reductions had been identified and the majority of the terminations will be complete by May 31, 2007. Facilites that will be closed have been identified and notices of termination are in process. Operational contracts are under review and the Company is currently negotiating with some partners to terminate redundant operational contracts.
     A summary of restructuring activities related to the acquisition of InterVideo that have been included as part of the purchase price allocation follows:

	Balance at	Cash	Balance at
	December 12, 2006	Payments	February 28, 2007

Termination benefits	$2,969	$687	$2,282
Cost of closing redundant facilities	900	—	900

Total	$3,869	$687	$3,182

     Pursuant to Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, all restructuring charges related to the InterVideo acquisition are recognized as a part of the purchase price allocation and have been accrued for as of February 28, 2007. Any changes in estimates related to the InterVideo plan would result in an offsetting change to Goodwill.
Fiscal 2006 Restructuring
     In the first quarter of 2006, the Company initiated a realignment of its sales and marketing team after completing an internal review of its overall future requirements. The only costs associated with this realignment are one-time termination benefits relating to various sales and marketing employees. All of these costs were included in the statement of operations during the period.
10. Loss Per Share
     The impact of the exercise of Corel options is not anti-dilutive in the periods presented. Potentially dilutive instruments for the three months ended February 28, 2007 represent the impact of the weighted average number of common shares subject to options outstanding of 3,354,667 and 1,483,771 for the three months ended February 28, 2007 and February 28, 2006, respectively.
11. Change in Operating Assets and Liabilities

	Three months ended February 28
	2007	2006
Accounts receivable	$15,658	$3,295
Inventory	740	(124)
Prepaids and other current assets	290	67
Accounts payable and accrued liabilities	(872)	(5,036)
Due to related parties	(167)	—
Accrued interest	22	(613)
Taxes payable	1,601	2,272
Deferred revenue	(1,344)	(1,204)

Total change in operating assets and liabilities	$15,928	$(1,343)

12. Segment Reporting
     The Company has determined that it operates in one business operating and reportable segment, the packaged software segment.
     As a result of the acquisition of InterVideo, the Company changed the definition of its product lines reporting to be better aligned with how it manages the combined businesses. For comparability, the prior fiscal period’s results have been reclassified to reflect the realignment of the new product line categories Graphics and Productivity, and Digital Media. There was no impact on net income as a result of this reclassification.
     Prior period amounts have been reclassified to conform to the presentation used for the year ended November 30, 2006 for revenue in the Americas, Europe, Middle East, Africa (EMEA), and Asia-Pacific. There was no impact on net income as a result of this reclassification.
     Revenues by product and region are disclosed in the following table:

	Three Months Ended
	February 28,
	2007	2006
By product category:
Graphics and Productivity	$34,064	$36,637
Digital Media	18,570	7,650

	$52,634	$44,287

By geographic region:
Americas
Canada	$570	$1,386
United States	25,435	23,506
Other	1,188	760
Europe, Middle East, Africa (EMEA)	17,658	15,784
Asia-Pacific	7,783	2,851

	$52,634	$44,287

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
     Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this filing (including in the section entitled “Risk Factors” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. Forward-looking statements are based on estimates and assumptions made by Corel in light of its experience of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. However, many factors could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including, without limitation, the following factors:
•	we face competition from companies with significant competitive advantages, such as significantly greater market share and resources;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply;

•	we rely on relationships with a small number of strategic partners and these relationships can be modified or effectively terminated at any time without our approval;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors;

•	our “Alta” strategy may fail to achieve market acceptance with consumers and our strategic partners;

•	many of our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth, accordingly, we must develop new products, successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth;

•	we have significantly higher levels of indebtedness following the InterVideo acquisition, including an additional $70.0 million of term loan debt and an additional $23.0 million under our operating line of credit, which could have important consequences for our business such as limiting our ability to make further significant acquisitions;

•	our acquisition strategy may fail for various reasons, including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses; and

•	we face potential claims from third parties who may hold patent and other intellectual property rights which purport to cover various aspects of our products and from certain of our customers who may be entitled to indemnification from us in respect of potential claims they may receive from third parties related to their use or distribution of our products.
     These and other important factors are described in greater detail in the section entitled “Risk Factors” in our annual report on Form 10-K dated February 23, 2007 filed with the Securities and Exchange Commission and with Canadian securities regulators. A copy of the 10-K can be obtained on our website (http://www.corel.com), or at www.sec.gov
     The words “expect”, “estimate”, “project”, “intend”, “believe”, “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three month period ended February 28, 2007. All amounts are in United States dollars, except as otherwise noted.
BACKGROUND
     Corel is a leading global packaged software company with an estimated installed base of over 100 million current users in over 75 countries. We provide high quality, affordable and easy-to-use productivity and graphics, and digital media software. Our products enjoy a favorable market position among value-conscious consumers and small businesses. Our products are sold through a scalable distribution platform comprised of OEMs, our e-Store, and our global network of resellers and retailers. Our product portfolio includes well-established, globally recognized brands, such as CorelDRAW, Paintshop Pro, WordPerfect, WinZip, and WinDVD.

OVERVIEW OF THE QUARTER
Operating Performance
     Results for the first quarter of 2007 include the results from our acquisition of InterVideo as of December 12, 2006.
     Revenue was $52.6 million, up 19% year over year. Excluding InterVideo revenue of $9.7 million in the first quarter, revenue from the Corel business was $42.9 million, a decline of 3% year over year, primarily driven by a decrease in revenue for our WordPerfect business. More specifically, the WordPerfect business declined by $3.3 million in the first quarter, and the rest of the Corel portfolio, before the impact of the acquisition of Intervideo, grew by $1.9 million or by 5% year over year. This was primarily driven by growth of WinZip, iGrafx and Paintshop Pro.
     Our net loss for the first quarter 2007 was $11.9 million, or $0.48 per share, compared to a net loss of $1.6 million, or $0.08 per share in the first quarter of 2006. Non-GAAP Adjusted EBITDA was $8.7 million and cash flow from operations was $18.4 million in the quarter. The first quarter results were impacted by a number of acquisition related impacts, primarily related to the recognition of certain revenues and one-time acquisition accounting charges.
Acquisition of InterVideo
     On December 12, 2006, we acquired InterVideo, a provider of digital media authoring and video playback software with a focus on high-definition and DVD technologies, in an all cash transaction of approximately $198.6 million. As part of the acquisition of InterVideo the remaining voting equity interest in Ulead was completed by the Company on December 28, 2006, in an all cash transaction of approximately $21.7 million. The acquisitions were funded through an additional $70.0 million term borrowing, $43.0 million draw on our revolving line of credit and the remaining in cash of the combined Company. During the quarter, we repaid $20.0 million of the revolving line of credit and ended the quarter with cash and cash equivalents of $40.9 million.
     The acquisition expanded our presence in the digital media software market by increasing our portfolio of digital media and DVD video products. With the addition of InterVideo, we have extended our presence in Asian markets, such as China, Taiwan and Japan.
     InterVideo has historically derived a substantial portion of its revenue from sales of its flagship product, WinDVD, a DVD player software, to PC Original Equipment Manufacturers (“OEMs”). In the future, we expect to derive an increasing percentage of our revenue from sales of products other than WinDVD, including:
•	DVD Movie Factory, a consumer DVD authoring software

•	VideoStudio, a video editing software; and

•	PhotoImpact and PhotoExpress, image editing software

•	DVD Copy
     As a result of the acquisition, for this period and future periods, we will report on Corel’s two product categories: Digital Media and Graphics and Productivity. Our primary Digital Media products include the InterVideo products listed above and also our Paint Shop and Snapfire products. Our primary Graphics and Productivity products include, CorelDRAW Graphics Suite, WinZip, WordPerfect Office Suite and iGrafx.

RESULTS OF OPERATIONS
Three Months ended February 28, 2007 and February 28, 2006
     On December 12, 2006, we acquired all of the outstanding shares of InterVideo. Accordingly, because the financial information for the first three months of fiscal 2006 does not include InterVideo operations, it is not directly comparable to the consolidated financial information presented for the first three months of fiscal 2007. In the analysis, “Corel products” refers to the revenues and expenses related to the products which were owned by Corel prior to the acquisition of InterVideo on December 12, 2006.
Revenues

	Three Months Ended
	February 28,
			Percentage
	2007	2006	Change
Product	$47,304	$39,498	19.8%
As a percent of revenue	89.9%	89.2%
Maintenance and services	5,330	4,789	11.3%
As a percent of revenue	10.1%	10.8%

Total	$52,634	$44,287	18.8%

     Total revenues for the three month period ended February 28, 2007 increased by 18.8% to $52.6 million from $44.3 million for the three months ended February 28, 2006. Of this increase, $9.7 million is attributable to additional revenues generated from InterVideo products. There was a revenue decline in Corel products of $1.4 million from the same quarter last year. The decline was due to a decrease in WordPerfect revenues of $3.3 million from the same quarter last year, offset by an increase of $1.9 million from the rest of our product portfolio, including growth in WinZip, Paint Shop Pro and iGrafx.
     Product revenues for the three months ended February 28, 2007 increased by 19.8% to $47.3 million from $39.5 million for the three months ended February 28, 2006. Product revenues for the Corel products prior to the acquisition of InterVideo decreased by $1.9 million or 4.8% to $37.6 million for the three month period ended February 28, 2007. This decline was primarily the result of a $3.3 million decline in sales of WordPerfect. This was partially offset by a $1.4 million increase in the sales of the rest of the portfolio of products, including growth in WinZip, iGrafx and Paint Shop Pro revenues. The decline in WordPerfect revenues is due primarily to the decrease in point of sale royalties from Dell, the decrease in enterprise license revenue, which we believe was primarily driven by distractions associated with the VISTA launch, and the launch of WordPerfect Office X3 in the first quarter of the prior year. We are also seeing the effect of the product life cycle, with WordPerfect Office Suite X3 having been launched in the first quarter of 2006. Revenues from our WinZip products have increased due to new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues is attributable to additional marketing and promotional initiatives undertaken in the current quarter.
     Maintenance and services revenues increased by 11.3% to $5.3 million for the three month period ended February 28, 2007. This increase is largely attributable to increased sales of WinZip’s maintenance program.

Total Revenues by Product Group

	Three Months Ended
	February 28,
			Percentage
	2007	2006	Change
Graphics and Productivity	$34,064	$36,637	(7.0%)
As a percent of revenue	64.7%	82.7%
Digital Media	18,570	7,650	142.7%
As a percent of revenue	35.3%	17.3%

Total	$52,634	$44,287	18.8%

     As a result of our acquisition of InterVideo, we changed our revenue by product group classification so that it was aligned with how we now manage our product groups. Revenues by product for the three month period ended February 28, 2006 were reclassified to conform to the current period.
     Our products generally have release cycles between 12 and 24 months and we typically earn the largest portion of revenues for a particular product during the first half of its release cycle. In the past we have experienced declines in product revenues during the second half of product release cycles, with the sharpest declines occurring toward the end of the release cycle. The fiscal quarter of the most recent and prior release of each of our major products is set forth below:

	Version	Quarter of	Quarter of
Product	Current	Current Release	Prior Release
Graphics and Productivity:
CorelDRAW Graphics Suite	13	Q1 2006	Q1 2004
WinZip	11	Q4 2006	Q4 2005
WordPerfect Office Suite	13	Q1 2006	Q2 2004
iGrafx FlowCharter	11	Q1 2006	Q4 2004
Corel Designer Technical Suite	12	Q2 2005	Q3 2003
Corel Painter	10	Q1 2007	Q4 2004

Digital Media
Corel Paint Shop Pro	11	Q4 2006	Q4 2005
Snapfire	1.0	Q4 2006	N/A
WinDVD	8	Q4 2006	Q2 2005
VideoStudio	10	Q2 2006	Q2 2005
DVD Movie Factory	6	Q1 2007	Q1 2006
DVD Copy	5	Q3 2006	Q1 2006
PhotoImpact	12	Q3 2006	Q4 2005
     Graphics and Productivity revenues decreased by $2.6 million or 7.0% to $34.1 million in the first quarter of fiscal 2007 from $36.6 million in the first quarter of fiscal 2006. Of this decline, $3.3 million is the result of lower sales of WordPerfect Office. The rest of the Graphics and Productivity portfolio of products increased by $0.7 million or 2.5% year over year, primarily driven by growth in WinZip and iGrafx revenues. Revenues from our WinZip products have grown significantly due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues is attributable to additional marketing and promotional initiatives undertaken in the current quarter. The decline in WordPerfect revenues is due primarily to the decrease in point of sale royalties from Dell, the decrease in enterprise license revenue, which we believe was primarily driven by distractions associated with the VISTA launch, and the launch of WordPerfect Office X3 in the first quarter of the prior year.
     Digital Media revenues increased by 142.7% to $18.6 million in the first quarter of fiscal 2007 from $7.7 million in the first quarter of fiscal 2006. The significant increase is due to the inclusion of

$9.7 million of revenue in the first quarter of fiscal 2007 that resulted from products acquired with our acquisition of InterVideo on December 12, 2006. Revenue from Corel products increased by 15.8%, due to revenue growth in PaintShopPro.
Total Revenues by Region

	Three Months Ended
	February 28,		Percentage
	2007	2006	Change
Americas	$27,193	$25,652	6.0%
As a percent of revenue	51.7%	57.9%
Europe, Middle East, Africa (“EMEA”)	17,658	15,784	11.9%
As a percent of revenue	33.5%	35.6%
Asia-Pacific	7,783	2,851	173.0%
As a percent of revenue	14.8%	6.4%

Total	$52,634	$44,287	18.8%

     Revenues by region for our three month period ended February 28, 2006 were reclassified to conform to the current period presentation of revenues in the Americas, Europe, Middle East, Africa (EMEA), and Asia Pacific. As a result there was a reclassification of reported revenue in the aggregate amount of $1.2 million from the Americas to EMEA and Asia Pacific in the amount of $872,000 and $294,000, respectively.
     Revenues in the Americas increased by 6.0% in the first quarter of fiscal 2007 to $27.2 million compared to $25.7 million in the first quarter of fiscal 2006. The increase was principally driven by the revenues associated with our new InterVideo products, which generated sales of $3.0 million. Revenues for existing Corel products prior to the acquisition declined by 5.6% due to lower WordPerfect revenues related to PC shipments by our key OEM partners, and in particular Dell, and a decrease in enterprise license revenue.
     Revenues in EMEA increased by 11.9% to $17.7 million in the first quarter of fiscal 2007 from $15.8 million in the first quarter of fiscal 2006. The main reason for the increase was the revenues generated by our InterVideo products which totaled $2.2 million. Revenues from Corel products decreased by 1.8% primarily due to Corel Draw product sales, which decreased due to the product’s life cycle stage.
     Asia Pacific revenues increased by 173.0% to $7.8 million in the first quarter of fiscal 2007. The increase is due to sales from InterVideo products of $4.6 million in the three month period ended February 28, 2007 and revenue growth in Corel products of 12.3%. The increase in products is due to the increase in revenues from Corel Draw in the emerging markets of China and India.

Cost of Revenues

	Three Months Ended
	February 28,
			Percentage
	2007	2006	Change
Cost of product	$8,487	$5,005	69.6%
As a percent of product revenue	17.9%	12.7%
Cost of maintenance and services	198	314	(36.9%)
As a percent of maintenance and service revenue	3.7%	6.6%
Amortization of intangible assets	5,757	6,627	(13.1%)
As a percent of revenue	10.9%	15.6%

Total	$14,442	$11,946	20.7%

     Cost of Product Revenues. Cost of product revenues increased by 69.2% to $8.5 million in the first quarter of fiscal 2007 from $5.0 million in the first quarter of fiscal 2006. As a percentage of product revenues, cost of product revenues increased to 17.9% for the three months ended February 28, 2007 from 12.7% in the three month period ended February 28, 2006. The increase in the period is largely attributable to the change in our product mix caused by the acquisition of InterVideo and introduction of InterVideo product. Historically, and in this quarter, there is a lower gross margin on InterVideo products compared to Corel products. As a percentage of product revenue, the cost of product revenues for Corel products was 12.0% in the current period, which is consistent with the period ended February 28, 2006.
     Cost of Maintenance and Services Revenues. Cost of maintenance and services revenues decreased to 3.7% of related revenues in the first three months of fiscal 2007 from 6.6% in the first three months of fiscal 2006, and is primarily attributable to WinZip’s higher maintenance revenues and the limited incremental costs to provide such revenue.
     Amortization of Intangible Assets. Amortization of intangible assets decreased by $0.9 million in the three months ended February 28, 2007, from $6.6 million in the three months ended February 28, 2007. The decrease is due to the fact that the intangible assets which were revalued and pushed down to our accounts in connection with our acquisition by Vector Capital are now fully amortized, as compared to the three months ended February 28, 2006 when there was still some amortization recorded related to the re-valuation. This decrease is offset by $3.2 million of amortization incurred on the intangible assets of $86.6 million acquired with InterVideo.
Operating Expenses

	Three Months Ended
	February 28,
			Percentage
	2007	2006	Change
Sales and marketing	$17,104	$14,504	17.9%
As a percent of revenue	32.5%	32.8%
Research and development	11,344	6,181	83.5%
As a percent of revenue	21.6%	14.0%
General and administration	9,095	5,395	68.6%
As a percent of revenue	17.3%	12.2%
Acquired in-process research and development	7,831	—	n/a
As a percent of revenue	14.9%	0.0%
Restructuring	—	560	n/a
As a percent of revenue	0.0%	1.3%
InterVideo integration expense	785	—	n/a
As a percent of revenue	1.5%	0.0%

Total	$46,159	$26,640	73.3%

     Sales and Marketing. Sales and marketing expenses increased by 17.9% to $17.1 million in the first quarter of fiscal 2007. For the first three months of fiscal 2007, sales and marketing expenses remained fairly consistent as a percentage of revenue at 32.5%, as compared to 32.8% for the prior period. The increase in sales and marketing expenses is as a result of $2.7 million of costs associated with InterVideo operations. The sales and marketing expenses associated with existing Corel operations and products decreased by 1.0% to $14.4 million for the three months ended February 28, 2007. The decrease in the first quarter is attributable to a reduced spending related to our OEM relationships.
     Research and Development. Research and development expenses increased by 83.5% to $11.3 million in the three months ended February 28, 2007. This is due to the inclusion of $4.9 million of research and development costs related to InterVideo activities. As a percentage of total revenues, research and development expenses increased significantly to 21.6% from 14.0%. This is due to the mix of InterVideo products which are research intensive relative to Corel products. The research and development costs relating to existing Corel activities increased by 4.9% to $6.5 million for the three months ending February 28, 2007 as compared to February 28, 2006. The increase in expenses is a direct result of higher salaries and benefits and localization costs related to our products targeted for emerging markets.
     General and Administration. General and administration expenses increased to $9.1 million in the first quarter of fiscal 2007 from $5.4 million in the first quarter of fiscal 2006, due primarily to the inclusion of InterVideo operating costs of $2.3 million, which have not been impacted by expected acquisition synergies. As a percentage of total revenues, general and administration expenses increased to 17.3% in the quarter ended February 28, 2007 due to the nature of InterVideo operations which have historically had a greater amount of general and administration costs as a percentage of revenues as compared to Corel. Also, the general and administration costs related to existing Corel activities and operations increased by 26.5% to $6.8 million for the quarter ended February 28, 2007, due to additional public company costs such as director and officer insurance.
     Acquired in-process Research and Development. Intangible assets acquired with InterVideo included $7.8 million of in-process research and development projects that, on the date of the acquisition, the related technology had not reached technological feasibility and did not have an alternate future use. As required by purchase accounting, this in-process research and development was expensed upon acquisition.
     InterVideo Integration Expense: Integration costs relating to the acquisition of InterVideo totaling $785,000 have been recorded for the three month period ending February 28, 2007. These costs relate to the integration of the InterVideo business into our existing operations, including travel costs, retention bonuses and other incremental costs for Corel employees who worked on the integration planning process.
Non-Operating (Income) Expense

	Three Months Ended
	February 28,
	2007	2006
Interest expense, net	3,921	3,863
Amortization of deferred financing fees	265	444
Other non-operating income	(632)	(120)

Total non-operating expenses	$3,554	$4,187

     Interest Expense, Net. Net interest expense increased by $58,000 in the first quarter of fiscal 2007 from $3.9 million in the first quarter of fiscal 2006. The increase is due to the additional long-term debt carried in this period, which is offset partially by the lower interest rates on the existing term loan facility as compared to the facilities that existed during the first quarter of fiscal 2006.

     Amortization of Deferred Financing Fees. Amortization of deferred financing fees decreased to $265,000 in the first quarter of fiscal 2007 from $444,000 in the first quarter of fiscal 2007 as a direct result of the lower financing fees incurred under the senior credit facility.
     Income Tax Expense (Recovery)
     For the three months ended February 28, 2007, we recorded a tax provision of $355,000 on a loss before income taxes of $11.5 million. The current tax provision is $1.4 million and the deferred tax recoverable is $1.0 million. The deferred tax recovery is related to the reversal of the deferred tax liability of $25.8 million in respect of the intellectual property acquired as part of the InterVideo acquisition. Current taxes consist of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.
     For the three months ended February 28, 2006, we recorded a tax provision of $3.2 million on income before income tax expense of $1.5 million. Current taxes, consisting of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.
FINANCIAL CONDITION
     Working Capital
     Our working capital deficiency at February 28, 2007 was $42.3 million, a decrease of $73.5 million from the November 30, 2006 working capital balance of $31.2 million. The decrease is primarily attributable to the non-recurring impact associated with the acquisition of Inter-Video. The acquisition of InterVideo used approximately $48.8 million of net working capital during the quarter, consisting of $19.1 million of cash, $23.0 million operating line of credit and $6.7 million of direct transaction and restructuring costs. The Company has and expects to continue generating positive cash flows from operations which we expect will significantly reduce the working capital deficiency over the next 12 months.
     Liquidity and Capital Resources
     As of February 28, 2007, our principal sources of liquidity are cash and cash equivalents of $40.9 million and trade accounts receivable of $15.7 million. As a part of our senior credit facility, we also entered into a five-year $75.0 million revolving line of credit facility, of which $52.0 million is unused as at February 28, 2007. In addition, we expect to generate cash from operations for the remainder of the fiscal year which will allow us to address our current working capital deficiency.
     Cash provided by operations increased by $12.5 million to $18.4 million for the three months ended February 28, 2007 compared to $5.9 million for the three months ended February 28, 2006. The increase is due to the receipt of cash for royalty revenues in advance of our related obligation.

     Cash provided by financing activities was $91.9 million for the three months ended February 28, 2007 compared to the use of cash in financing activities of $11.0 million for the three month period ended February 28, 2006. The increase in financing activities relates to the $70.0 million term loan and the use of $23.0 million of our operating line of credit obtained to finance our acquisition of InterVideo. We also incurred $1.7 million of financing fees to obtain these financing arrangements, and received $1.3 million through the exercise of stock options. We made an $9.3 million repayment on our long-term debt in the three month period ended February 28, 2006.
     Cash used in investing activities was $120.5 million in the three months ended February 28, 2007, a significant increase over the cash used of $430,000 in the three months ended February 28, 2006. This cash outlay reflects the purchase of InterVideo on December 12, 2006, and the remaining interest in Ulead on December 28, 2006 for $120.4 million.
Adjusted EBITDA
     Adjusted EBITDA was $8.7 million in the first quarter of fiscal 2007 compared to $14.4 million in the first quarter of fiscal 2006.
     Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For the three months ended February 28, 2007 and 2006, we had cash flow from operations of $18.4 million and $5.9 million, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations:

	Three Months Ended
	February 28,
	2007	2006
Cash flow provided by operations	$18,440	$5,926
Change in operating assets and liabilities	(15,928)	1,343
Interest expenses, net	3,921	3,863
Income tax provision	355	3,152
Deferred income taxes	1,035	(435)
Provision for bad debts	(16)	(122)
Unrealized foreign exchange losses on forward contracts	(35)	(28)
Gain on Interest Rate Swap	191	—
InterVideo integration costs	785	—
Restructuring costs	—	560
Reorganization costs	—	117

Adjusted EBITDA	$8,748	$14,376

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
     Given the amount of debt that we have, if lending rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense would change by $498,000 for each 0.5% change in interest rates, based on debt outstanding as of February 28, 2007. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and related future cash outflows. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
     As of February 28, 2007, our interest rate swaps convert an aggregate notional principal amount of $59.5 million (or approximately 37% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 9.40% to 9.49%. During the first quarter of fiscal 2007, we have recorded a gain of $191,000 as a result of recording this interest rate swap at fair value.
Foreign Currency Risk
     We earn most of our revenues in U.S dollars and the majority of our operating activities are located in Canada. Therefore, we incur a disproportionate percentage of costs in Canadian dollars as compared to Canadian dollar denominated revenues. We are therefore exposed to loss if the Canadian dollar appreciates against the U.S. dollar.
     We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in U.S. and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of February 28, 2007 we had three U.S. dollar foreign exchange contracts totaling $6,000,000, which will be settled between March 15, 2007 and May 15, 2007.
     As of February 28, 2006 we did not have any U.S. dollar foreign exchange contacts.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     We acquired InterVideo on December 12, 2006 and contemporaneously with the closing of the acquisition commenced the process of conducting an ongoing review of the internal control over financial reporting of InterVideo. During the course of this evaluation, we made certain preliminary observations in respect of potential material weaknesses related to the financial reporting of InterVideo. More specifically the potential weakness related to the consolidation of InterVideo financial results. We have advised Corel’s Audit Committee and its Auditors of these preliminary observations. A material weakness is a control deficiency, or a combination of control deficiencies, that result(s) in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal cause of their work.
     During the first quarter of 2007 the Company has taken the following actions to remediate the potential material weakness described above:
•	Hired and is in the process of hiring additional staff to review the consolidation reports and process
•	Hired consultants to assist with the migration of InterVideo to Corel’s current financial reporting software expected to be finalized early in the third quarter of 2007
•	Arranged for temporary relocation of certain Corel senior management to InterVideo’s operations both in Fremont and Taiwan
     We identified an internal control weakness related to the preparation of our tax provisions. This weakness existed due to insufficient staff levels within our tax department and we believe it did not result in any material issues. We advised our Audit Committee and our Auditors. We have addressed this issue by increasing our staff levels in our tax department.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Corel have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is currently, and from time to time, involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business, including assertions from third parties that it may be infringing patents or other intellectual property rights of others and from certain of our customers that they are entitled to indemnification from us in respect of claims that they are infringing such third party rights through the use or distribution of our products. If challenged, management believes that, if necessary, they would be able to obtain any required licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. Failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business.
     In addition, some of our agreements with customers and distributors, including OEMs and online services companies, require us to indemnify these parties for third-party intellectual property infringement claims, and many of these indemnification obligations are not subject to monetary limits. The existence of these indemnification provisions could increase our cost of litigation and could significantly increase our exposure to losses from an adverse ruling
     At the time of the acquisition of InterVideo, InterVideo was involved in certain legal proceedings and was the subject of demands, claims and threatened litigation that arose in the normal course of its business, including assertions that it may be infringing patents or other intellectual property rights of others. An estimate to settle these claims has been included in the preliminary purchase price of InterVideo, however, it is possible that such estimates may be significantly different from the settlement amounts. This difference may be reflected in the final purchase price allocation if resolved during the allocation period.
     At February 28, 2007, we were a defendant in an ongoing patent infringement proceeding described below:
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
Item 1A. Risk Factors
     The risk factors set forth in the section entitled “Risk Factors” in our Form 10-K for the period ending November 30, 2006 (File No. 000-20562), which is incorporated by reference into this quarterly report.
Our success depends on our ability to adequately prevent piracy of the proprietary content owned by others which is accessed by customers through the use of our products
Our products allow our customers to use or display proprietary content owned by third parties, such as our customers’ use of our WinDVD product to play movies owned by various movie studios and production companies. Individuals who are sophisticated in the field of DVD technology and encryption have made use of our products to bypass security measures implemented by movie studios, hardware and software manufacturers (the “AACS Security Protocol”) and pirate the proprietary content thereby making it available to others who can then view the content without paying the required fees to the content owners or their agents. While we continuously update the security of our products to prevent such occurrences we can provide no assurances that such breaches will not occur in the future. The use of our products to improperly access proprietary third party content, and our requirement to update our software to correct any deficiencies, could harm our reputation with third party content providers and our customers. In some circumstances, it could also expose us to litigation and/or the requirement to compensate the owners of the proprietary content which is pirated. Further, repeated deficiencies in our products of this type could cause the AACS licensing authority to terminate our AACS license which allows us to participate in the AACS Security Protocol, a prerequisite for our products to be able to play high definition DVD content distributed by some movie studios and production companies. The loss of our AACS license would make our WinDVD product less attractive to some of our important OEM customers, who we rely upon for a significant amount of our revenue. Accordingly, our failure to adequately protect proprietary third party content could cause us to lose customers and potentially expose us to having to pay compensation to content owners, either of which would harm our business.

Item 2. Use of Proceeds
Not applicable
Item 6. Exhibits

Exhibit
Number	Exhibit
3.1*	Certificate and Articles of Continuance
3.2*	Articles of Amendment
3.3*	By-laws
10.1**	Form of Voting Agreement
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibit of the same number in the Company’s Registration Statement on Form F-1, as amended (File No. 333-132970)

**	Incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K filed August 31, 2006.
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

Date: April 20, 2007