Form 10-Q
period 2007-05-31
COREL CORP
filed 2007-07-13
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                              to
Commission File Number 000-20562
COREL CORPORATION
(Exact name of registrant as specified in its charter)

Canada	98-0407194
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Carling Avenue, Ottawa, Ontario	K1Z 8R7
(Address of principal executive office)	(Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of June 30, 2007 was 24,957,596

COREL CORPORATION
Form 10-Q
For the Quarter Ended May 31, 2007
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Financial Statements
a) Balance Sheets as of May 31, 2007 and November 30, 2006
b) Statements of Operations for the Three and Six Months Ended May 31, 2007 and 2006
c) Statements of Cash Flows for the Three and Six Months Ended May 31, 2007 and 2006
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
Signature

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of U.S. dollars or shares)
(Unaudited)

		May 31,	November 30
	Note	2007	2006
Assets
Current assets:
Cash and cash equivalents		$27,410	$51,030
Restricted cash		717	717
Accounts receivable
Trade, net of allowances for doubtful accounts of $1,170 and $1,003, respectively		21,177	18,150
Other		689	808
Inventory	3	1,041	914
Income taxes recoverable		1,693	—
Prepaids and other current assets		5,230	2,300

Total current assets		57,957	73,919
Investments		203	203
Capital assets		8,380	3,651
Intangible assets	4,5	104,141	37,831
Goodwill	4	84,261	9,850
Deferred financing and other long-term assets	7	5,643	5,232

Total assets		$260,585	$130,686

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities		$57,063	$28,220
Due to related parties		—	167
Operating line of credit	7	13,000	—
Income taxes payable	6	—	235
Deferred revenue		10,778	12,719
Current portion of long-term debt	7	2,196	1,426
Current portion of obligation under capital leases	8	509	—
Deferred income tax liability		4,972	—

Total current liabilities		88,518	42,767
Deferred revenue		1,995	2,015
Deferred income tax liability		13,550	—
Obligation under capital leases	8	1,989	—
Income taxes payable		13,122	8,488
Long-term debt	7	157,447	89,223

Total liabilities		276,621	142,493

Commitments and contingencies	8
Shareholders’ deficit
Share capital:
Common Shares (par value: none; authorized: unlimited; issued and outstanding: 24,953 and 24,535 shares, respectively)		35,177	30,722
Additional paid-in capital	4	5,491	4,612
Accumulated other comprehensive loss		(46)	(46)
Deficit		(56,658)	(47,095)

Total shareholders’ deficit		(16,036)	(11,807)

Total liabilities and shareholders’ deficit		$260,585	$130,686

See Accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		May 31,		May 31,
	Note	2007	2006	2007	2006
Revenues
Product		$59,553	$39,151	$106,857	$78,649
Maintenance and services		5,479	5,059	10,809	9,848

Total revenues	13	65,032	44,210	117,666	88,497

Cost of revenues
Cost of products		14,010	5,049	22,497	10,054
Cost of maintenance and services		221	276	419	590
Amortization of intangible assets		6,373	2,648	12,130	9,275

Total cost of revenues		20,604	7,973	35,046	19,919

Gross margin		44,428	36,237	82,620	68,578

Operating expenses
Sales and marketing		17,492	14,023	34,596	28,527
Research and development		10,697	6,640	22,041	12,821
General and administration		9,187	6,193	18,282	11,588
Acquired in-process research and development		—	—	7,831	—
InterVideo integration expense		860	—	1,645	—
Restructuring	10	—	251	—	811

Total operating expenses		38,236	27,107	84,395	53,747

Income (loss) from operations		6,192	9,130	(1,775)	14,831

Other expenses (income)
Loss on debt retirement		—	8,275	—	8,275
Interest expense, net		3,718	3,207	7,639	7,070
Amortization of deferred financing fees		269	357	534	801
Other non-operating (income) expense		479	(528)	(153)	(648)

Income (loss) before taxes		1,726	(2,181)	(9,795)	(667)
Income tax recovery / (provision)		587	(1,791)	232	(4,942)

Net income (loss)		$2,313	$(3,972)	$(9,563)	$(5,609)

Other comprehensive loss
Unrealized (loss) gain on securities, net of taxes		—	(23)	—	(71)

Other comprehensive (loss) income, net of taxes		—	(23)	—	(71)

Comprehensive income (loss)		$2,313	$(3,995)	$(9,563)	$(5,680)

Net income (loss) per share:
Basic		$0.09	$(0.19)	$(0.39)	$(0.28)
Fully Diluted		$0.09	$(0.19)	$(0.39)	$(0.28)

Weighted average number of shares:
Basic		24,817	21,086	24,722	20,293
Fully diluted	11	25,284	21,086	24,722	20,293
See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION
Consolidated Statement of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

		Three Months Ended		Six Months Ended
		May 31,		May 31,
	Note	2007	2006	2007	2006
Cash flows from operating activities
Net income (loss)		$2,313	$(3,972)	$(9,563)	$(5,609)
Depreciation and amortization		969	378	1,671	776
Amortization of deferred financing fees		269	357	534	801
Amortization of intangible assets		6,373	2,648	12,130	9,275
Stock-based compensation	9	1,290	794	2,298	1,646
Provision for bad debts		49	52	65	174
Deferred income taxes	6	(1,280)	201	(2,315)	636
Acquired in-process research and development	4	—	—	7,831	—
Unrealized loss on forward exchange contracts		—	193	35	221
Loss on early retirement of debt		—	8,275	—	8,275
Loss on disposal of fixed assets		54	—	54	—
Gain on interest rate swap recorded at fair value		(391)	—	(582)	—

Change in operating assets and liabilities	12	(12,862)	815	3,066	(528)

Cash flows provided by (used in) operating activities		(3,216)	9,741	15,224	15,667

Cash flows from financing activities
Proceeds from operating line of credit	7	5,000	—	48,000	—
Repayments on operating line of credit	7	(15,000)	—	(35,000)	—
Proceeds from long-term debt		—	90,000	70,000	90,000
Repayments of long-term debt		(399)	(140,091)	(1,080)	(148,729)
Financing fees incurred		(5)	(5,875)	(1,677)	(7,638)
Net proceeds from public offering		—	72,538	—	72,538
Proceeds from exercise of stock options		1,387	1	2,689	1
Dividends paid		—	(7,500)	—	(7,500)
Other financing activities		51	(492)	51	(1,098)

Cash flows provided by (used in) financing activities		(8,966)	8,581	82,983	(2,426)

Cash flows from investing activities
Purchase of InterVideo Inc., net of cash acquired	4	(786)	—	(121,154)	—
Purchase of long lived assets, net of proceeds		(608)	(425)	(718)	(855)

Cash flows used in investing activities		(1,394)	(425)	(121,872)	(855)

Effect of exchange rate changes on cash and cash equivalents		80	(74)	45	(111)

Increase (decrease) in cash and cash equivalents		(13,496)	17,823	(23,620)	12,275
Cash and cash equivalents, beginning of period		40,906	15,198	51,030	20,746

Cash and cash equivalents, end of period		$27,410	$33,021	$27,410	$33,021

Supplementary Disclosure
Purchases of capital assets under capital lease	8	$2,498	—	$2,498	—
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Notes to the Consolidated Financial Statements
(All amounts in thousands of U.S. dollars, unless otherwise stated)
(Unaudited)
1. Unaudited Interim Financial Information
     The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated balance sheet as of November 30, 2006 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended May 31, 2007, are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 10-K for the period ending November 30, 2006 (File No. 000-20562).
2. Summary of Significant Accounting Policies
Basis of presentation
     The consolidated financial statements have been presented in United States (US) dollars.
     On December 12, 2006, Corel completed the acquisition of InterVideo, Inc, which had a majority interest in Ulead Inc. (“InterVideo”). Since December 12, 2006 the results of InterVideo have been included in our results of operations. See Note 4 for details of the acquisition and pro forma results of operations of Corel and InterVideo for the three and six months ended May 31, 2007.
     The purchase price allocation associated with this acquisition is still preliminary as some amounts are dependent upon future actions. These include restructuring costs that have been estimated and approved but for which the restructuring is not yet completed. There are contingencies related to certain legal proceedings that InterVideo was involved with in the normal course of business that have not yet been settled and estimates made for certain provisions related to working capital for which final amounts are dependant upon actual actions taken by the Company’s business partners which could impact the value of certain acquired assets and liabilities assumed. Any difference in the final amounts related to the above estimates could result in a change in the final purchase price allocation.
Recently adoped accounting policies
Defined employee benefit plans
The Company maintains a defined benefit pension plan in certain jurisdictions for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Pension benefit obligations are determined by independent actuaries using management’s best estimate assumptions, with accrued benefits prorated on service.
Leases
Leases are classified as capital or operating depending on the terms and conditions of the contracts. The costs of assets acquired under capital leases are amortized on a straight-line basis over their estimated useful lives. Obligations recorded under capital leases are reduced by lease payments net of imputed interest.

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
3. Inventory
     The components of inventory are as follows:

	May	November
	31, 2007	30, 2006
Product components	$386	$444
Finished goods	655	470

	$1,041	$914

4. Acquisition of InterVideo
     On December 12, 2006, Corel completed the acquisition of 100% of the voting equity of InterVideo, a provider of digital media authoring and video playback software with a focus on high-definition and DVD technologies, in an all cash transaction of approximately $198.6 million. In 2005, InterVideo acquired a majority interest in Ulead, a leading developer of video imaging and DVD authoring software for desktop, server, mobile and Internet platforms. As part of the Company’s acquisition of InterVideo, the remaining voting equity interest in Ulead was acquired by the Company on December 28, 2006 in an all cash transaction of approximately $21.7 million.
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

Purchase Price
     The preliminary total purchase price of the acquisition is as follows:

Cash consideration – InterVideo acquisition	$198,624
Cash consideration – acquisition of remaining interest in Ulead	21,731
Fair value of stock options assumed	3,503
Deferred stock-based compensation	(2,784)
Direct transaction costs	3,363
Estimated restructuring costs	4,128

Total purchase price	$228,565

Fair value of stock options assumed
     Under the terms of the acquisition agreement, each InterVideo stock option that was outstanding and unexercised at the date of acquisition are, once vested, exercisable for Corel Common Shares at a ratio of 1 to 0.918 which was determined by the relative market value of Corel and InterVideo common shares at the date of closing.
     These options have a per share exercise price equal to the original exercise price of InterVideo options divided by the Option Exchange Ratio. There were InterVideo stock options outstanding at December 12, 2006 which, once vested, are exercisable into 1,700,717 Corel shares. The estimated fair value of these outstanding options was $3.5 million as determined using the Black Scholes option pricing model (“Black Scholes model”) with the following assumptions:

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
Deferred stock-based compensation
     Deferred stock-based compensation represents the portion of the estimated fair value, measured as of December 12, 2006, of unvested InterVideo stock options. The fair value of unvested options exchanged was estimated at $2.8 million using the Black Scholes model. The stock price used in the valuation is $14.16, which was the closing price of Corel shares on December 11, 2006, the last trading day before the close of the acquisition. The risk-free interest rate used in the valuation was the zero-coupon yield on December 12, 2006 implied from U.S. Treasury securities with equivalent remaining terms. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero was used in the valuation. Corel estimated the expected term of unvested options by taking the average of the vesting term remaining and the contractual term of the option. The volatility used in the model was based on the blended rate of the Company’s own stock price and the US Dow Jones Software and Computer Services Index. The fair value of stock options assumed has been included in additional paid-in capital.
     The assumptions used to value deferred stock-based compensation are as follows:

Expected term (in years)	4 to 7
Volatility	19.7 to 34.2%
Risk free interest rate	4.45 to 4.49%
Forfeiture rate	36.79% to 45.11%
Dividend yield	Nil

     The deferred stock-based compensation is being amortized to expenses over the remaining vesting periods of the underlying options.
Direct transaction costs
     Direct transaction costs of $3.4 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.
Restructuring costs
     Estimated restructuring costs of $4.1 million relate to InterVideo operations, and are primarily for costs for severance and excess facilities. See Note 9 for further details of the amounts accrued and payments made during the first and second quarter of fiscal 2007.
Purchase Price Allocation
     Under the purchase method of accounting, the total purchase price is allocated to InterVideo’s net tangible and intangible assets based on their estimated fair values as at December 12, 2006. The excess of the purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions made by management. The allocation of the preliminary purchase price is as follows:

Amount
Cash, cash equivalents, and short-term investments	$106,691
Working capital	(22,117)
Capital and other long-term assets	3,839
Identifiable definite lived intangible assets	86,577
Deferred tax liability	(20,836)

Net assets acquired	154,154
Total preliminary purchase price	228,565

Goodwill from InterVideo acquisition	74,411
Goodwill at November 30, 2006	9,850

Goodwill at May 31, 2007	$84,261

     The purchase price allocation is still preliminary as some amounts are dependent upon future actions. These include restructuring amounts that have been estimated and approved but for which payments have not been made. There are contingencies related to certain legal proceedings, that InterVideo was involved with in the normal course of business, that have not yet been settled and estimates made for certain revenue provisions for which final amounts are dependant upon actions taken by the Company’s business partners which could impact the value of certain acquired assets and liabilities assumed. Any difference in the final amounts related to the above estimates could result in a change in the final purchase price allocation.
     During the second quarter of fiscal 2007 changes were made to our initial purchase price allocation. Working capital in the allocation decreased by $988 due to changes in contingencies, revenue adjustments and inventory adjustments. The preliminary purchase price increased by $785 due to additional restructuring costs of $258 (refer to note 10), and additional direct transaction costs for professional fees of $527.
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

		First Year	Estimated Weighted Average
	Assigned Value	Amortization	Life (in years)
Acquired existing technologies	$57,520	$10,874	4.8
In-process research and development	7,831	—	—
Customer relationships	10,651	2,140	5.4
Trade names	10,575	2,115	5.0

Total	$86,577	$15,129

     To determine the fair value of intangible assets, Corel engaged an independent valuation firm who used the income approach, specifically the present value of the operating cash flows generated, to determine the fair value of existing technologies, customer relationships, and the trade name.
     Acquired existing technology relates to InterVideo products across all of its product lines that have reached technological feasibility. Corel amortizes the fair value of the acquired existing technology on a straight line basis over 2 to 7 years which best reflects the period over which the economic benefits of the intangible asset will be realized.
     Customer relationships represent existing contracts that relate primarily to underlying customer relationships. Corel will amortize the fair value of these assets on a basis which best reflects the period over which the economic benefits of the customer relationship will be realized which is expected to be 4 to 6 years.
     The InterVideo trade name and other product names are being amortized on a straight line basis over 5 years which best reflects the period in which the economic benefits of the intangible asset will be realized.
Deferred Tax Liability
     Approximately $25.8 million was estimated as the deferred tax liability arising from the difference between the value assigned to acquired technologies, customer relationships and trade names and their related tax value. As of the date of acquisition, the fair value of the InterVideo deferred tax assets was approximately $5.0 million.
Goodwill
     Approximately $74.4 million has been allocated to goodwill arising from the acquisition representing the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.
Pro Forma Results
     The unaudited financial information in the table below summarizes the combined results of operations of Corel and InterVideo, on a pro forma basis, as though the companies had been combined December 1, 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period or of results that may occur in the future. The pro forma financial information includes the following adjustments:
•	additional amortization of intangible assets related to the acquisition of $3.4 million and $6.8 million, for the three months and six months ended, respectively

•	deferred tax recovery of $1.2 million and $2.5 million, for the three months and six months ended, respectively, related to the amortization of acquired intangible assets

•	additional interest expense of $2.3 million and $4.6 million, for the three months and six months ended, respectively, on additional debt financing for the acquisition

•	reduced stock based compensation expense of $0.6 million and $1.4 million, for the three months and six months ended, respectively

•	elimination of minority interest income of $1.0 million and 0.6 million for the three months and six months ended, respectively

•	amortization of deferred financing fees of $0.1 million and $0.2 million, for the three months and six months ended, respectively, related to acquisition financing
     The unaudited pro forma financial information for the three and six months ended May 31, 2006 combines the historical results for Corel for the three and six months ended May 31, 2006 and the historical results for InterVideo for the three and six months ended June 30, 2006.

	Three Months	Six Months
	Ended	Ended
	May 31,	May 31,
	2006	2006
Net revenues	$73,931	$149,540
Net loss	$(6,187)	$(10,935)
Basic net loss per share	$(0.29)	$(0.54)
Diluted net loss per share	$(0.29)	$(0.54)
5. Intangible Assets
Intangible assets at May 31, 2007 were comprised of the following:

Cost of intangible assets at November 30, 2006	$99,802
Cost of intangible assets acquired with InterVideo	86,577
Other intangibles acquired since November 30, 2006	128

Total cost of intangible assets	186,507
Less:
Accumulated amortization	74,535
In-process research and development acquired with InterVideo	7,831

Net book value of intangible assets at May 31, 2007	$104,141

6. Income Taxes
     For the three months ended May 31, 2007, the Company recorded a tax recovery of $587 on income before income taxes of $1.7 million. This recovery reflects foreign withholding taxes plus provisions for income taxes for subsidiaries that have taxable income in the quarter, offset by a reduction in our deferred income tax liability related to the amortization of intangible assets recorded on the acquisition of InterVideo. The Company has increased the valuation allowance to fully provide for tax losses realized by other subsidiaries in the quarter.
     During the three months ended May 31, 2006, the Company recorded a tax provision of $1.8 million on a loss before income taxes of $2.2 million. The provision consists of $202 of deferred taxes and $1.6 million of current taxes. Deferred taxes relates to the timing of deductibility of certain expenses. Current taxes consist of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.
7. Long-term Debt
The components of long term debt are as follows:

	May 31, 2007			November 30, 2006
	Current	Long Term	Total	Current	Long Term	Total

Term loan	$1,596	$157,156	$158,752	$900	$88,650	$89,550
Promissory note	600	291	891	526	573	1,099

Total	$2,196	$157,447	$159,643	$1,426	$89,223	$90,649

Line of credit	$75,000			$75,000
Outstanding balance	13,000			$—

Available line of credit	$62,000			$75,000

Term Loan
     On May 2, 2006, the Company entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan with a six-year term to maturity and a $75.0 million revolving line of credit with a five-year term as part of its debt restructuring. Proceeds from this refinancing were used to repay Corel’s debt at that time. As a result, the Company incurred a loss on debt retirement of $8.3 million. On December 12, 2006, this facility was amended as the Company completed its acquisition of InterVideo and Ulead. The acquisitions were funded through an additional $70.0 million term borrowing, $43.0 million draw on our revolving line of credit and the remainder from cash of the combined Company. During the six months ended May 31, 2007 the Company has repaid $30.0 million of the revolving line of credit. The balance outstanding on the line of credit at May 31, 2007 was $13.0 million.
     The credit facility agreement requires the Company to make fixed quarterly principal repayments of 0.25% of the original principal amount on the term loan, or $225 from June 2006 to December 2006 and $400 from January 2007 through to December 2011, with the balance of the loan due in April 2012. The term loan and revolving line of credit bear interest at floating rates tied to either the Alternate Base Rate (“ABR”, which equal the higher of (i) the federal funds rate plus 50 basis points, and (ii) the prime rate) plus 2.25% until December 2006 and ABR plus 3.00% thereafter or the Adjusted LIBOR plus 3.25% until December 2006 and Adjusted LIBOR plus 4.00% thereafter. On an annual basis, beginning the first quarter of fiscal 2008, the Company is required to make a cash sweep payment to fund its principal balance, based on excess cash flow as defined in the agreement.
     In addition to the above loans, the facility also provides the Company with a $25.0 million letter of credit and a $5.0 million Swingline commitment. The applicable interest rate on any borrowings is based on a leverage ratio pricing grid. As at May 31, 2007, no balance was outstanding on either the letter of credit or the Swingline commitment.
     In connection with the senior credit facility, the Company obtained interest rate protection by entering into interest rate swaps totaling $59.5 million. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 9.40% to 9.49%.
     The borrowings under the senior credit facility are collateralized by a pledge of all the Company’s assets, including subsidiary stock. Under the terms of the credit agreement the Company is subject to restrictive covenants, such as restrictions on additional borrowing, distributions and business acquisitions/divestitures. It also includes the following financial covenants:
•	a maximum total leverage ratio, which is defined as the ratio of total debt to trailing four quarter consolidated Adjusted EBITDA, as defined in the credit agreement, to be less than specified amounts over the term of the facility, of 3.50:1.00 reducing over the term of the facility to 2.25:1.00 at maturity;

•	a minimum fixed charge coverage ratio, which is defined as the ratio of trailing four quarter consolidated Adjusted EBITDA to fixed charges, 2.00 to 1.00 from January 2006 until November 2010 and 2.25 to 1.00 from December 2010 to November 2011.
     As of May 31, 2007, Corel was in compliance with all debt covenants.
     The future debt payments on long-term debt as of May 31, 2007, excluding the annual cash sweep as discussed above, are as follows:

	Term Loan
	Principal	Interest	Total
2007, remainder of	$1,078	$7,494	$8,572
2008	2,156	14,792	16,948
2009	1,646	14,642	16,288
2010	1,596	14,492	16,088
2011	1,596	14,341	15,937
2012	151,571	4,775	156,346

Total	$159,643	$70,536	$230,179

Deferred Financing Charges
     In relation to the amendment of the Company’s term loan on December 12, 2006, the Company incurred financing charges in the amount of $1,677. These charges have been deferred and are being amortized over the term of the associated debt using the effective interest rate method. Amortization of deferred financing charges was $269 and $534 for the three and six month periods ended May 31, 2007.
8. Commitments and Contingencies
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
     At May 31, 2007, we were a defendant in an ongoing patent infringement proceeding described below:
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
     Subsequent to May 31, 2007, Corel received a notice of reassessment for $12.0 million from the Minister of Finance of Ontario disallowing various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liability for tax and interest. The Company intends to vigorously defend against the reassessment . While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in its recorded income tax expense and may adversely affect its liquidity. However, the Company believes that the positions taken in its tax returns are correct and estimates the potential loss from the re-reassessment will not have a material impact on our financial condition or results of operations. The Company may be required to pay the amount reassessed or post security while it defends against the reassessment.
Obligations under Capital Leases
     In 2007, Corel entered into various capital leases totaling $2,498. The leases expire on various dates, at which time the Company has the right, but not the obligation, to purchase the equipment. Minimum lease payments for capital leases in aggregate and for the next five years are as follows:

Obligations under Capital Leases
2007 (remainder of)	$298
2008	715
2009	715
2010	641
2011	337
Thereafter	205

Total minimum lease payments	$2,911

Interest included in minimum payments at rates varying between 6.94% to 7.89%	413

Present value of minimum lease payments	2,498
Less current portion	509

$1,989

9. Shareholders’ Equity
Stock option plans
     The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2007	2006	2007	2006
Cost of products	$9	$7	$18	$15
Cost of maintenance and services	2	2	4	4
Sales and marketing	311	121	581	312
Research and development	293	53	488	116
General and administration	675	611	1,207	1,199

Total stock-based compensation expense	$1,290	$794	$2,298	$1,646

     There have been no capitalized stock-based compensation costs.
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

     The fair value, estimated using the Black-Scholes model, of all options granted during the quarter ended May 31, 2007 and May 31, 2006, was estimated as of the date of grant using the following weighted average assumptions:

	Three Months Ended
	May 31,
	2007	2006
Expected option life (years)	7	7
Volatility	31.78%	36.31%
Risk free interest rate	4.55%	4.57%
Forfeiture Rate	16.39%	16.82%
Dividend yield	Nil	Nil
     As of May 31, 2007, there was $13,354 of unrecognized compensation cost related to equity incentive plans, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Corel employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. Additionally, as of May 31, 2007, there was $2,236 of unamortized deferred compensation, related to the acquisition of InterVideo, which will be recognized over a period of 3.53 years.
2006 Equity Incentive Plan
     The 2006 Equity Incentive Plan was adopted by the Board of Directors in February 2006. This plan provides for the grant of options to employees and employees of the Company’s subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share-based awards (“options”) to the Company’s employees, consultants and directors, and employees, consultants and directors of the Company’s subsidiaries and affiliates. Corel has 2,589,043 common shares authorized for issuance under the 2006 Equity Incentive Plan.
     Option activity under the 2006 Equity Incentive Plan for the three and six month periods ended May 31, 2007 are presented below:

	2006 Equity Incentive Plan
				Weighted Average
			Weighted Average	Grant Date Fair
	Options		Exercise Price	Value
Balance at November 30, 2006	513,333		$9.56	$6.26
Granted	90,260		13.68	4.97
Assumed in exchange for InterVideo stock options, (note 4)	1,700,717		12.95	2.06
Exercised	(143,970)		8.65	4.75
Forfeited	(117,313)		13.09	3.58

Outstanding at February 28, 2007	2,043,027		$12.47	$3.13
Granted	1,295,283		12.83	4.93
Exercised	(115,356)		10.78	4.55
Forfeited	(276,532)		14.48	2.06

Outstanding at May 31, 2007	2,946,422		$12.51	$3.97

Exercisable at May 31, 2007	736,842		$13.17	$2.12

Weighted average remaining life of the outstanding options	8.80	Years
Total intrinsic value of exercisable options	$464
Weighted average remaining life of the exercisable options	7.06	Years
     During fiscal 2007 the Company has issued 50,000 units of restricted stock to senior officers of the Company under the 2006 Equity Incentive Plan, including 20,000 during the quarter ending May 31, 2007. There are 30,000 and 20,000 units which will vest fully if the officers remain with the Company until June 1, 2008 and April 24, 2011, respectively. Furthermore, if certain performance conditions are met, 20,000 of these restricted stock units may vest earlier. These units will begin to vest on September 1, 2007 and will vest fully by April 24, 2011.

These units were classified as equity awards and accordingly were valued at the market price of our shares on the date the Board authorized their issuance.
2003 Share Option and Phantom Share Unit Plan
     As options are no longer offered for distribution under this plan, in the three months ended May 31, 2007 no options were granted. Unit activity for the three and six month periods ended May 31, 2007 are presented below:

	The 2003 Plan
				Weighted
				Average
			Weighted	Grant Date
			Average	Fair
	Options		Exercise Price	Value
Balance, November 30, 2006	1,320,714		$1.98	$7.24
Exercised	(35,043)		1.17	3.42
Forfeited	(4,031)		4.46	5.17

Balance, February 28, 2007	1,281,640		$1.98	$7.22
Exercised	(123,103)		1.17	6.52
Forfeited	(6,485)		1.79	5.65

Balance, May 31, 2007	1,152,052		$2.07	$7.30

Exercisable at May 31, 2007	705,405		$1.69	$6.77

Weighted average remaining life of the outstanding options	7.66	Years
Total intrinsic value of exercisable options	$8,542
Weighted average remaining life of the exercisable options	7.53	Years
10. Restructuring Charges
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
     As of May 31, 2007, the majority of the headcount reductions had been identified and completed. Facilities that will be closed have been identified and notices of termination are in process. Restructuring activities are expected to be completed by the end of fiscal 2007.
     A summary of restructuring activities related to the acquisition of InterVideo that have been included as part of the purchase price allocation follows:

		Change in
		estimate in
		second		Balance as at
	Initial Estimate	quarter	Cash Payments	May 31, 2007

Termination benefits	$2,969	60	$1,835	$1,194
Cost of closing redundant facilities	900	198	15	1,083

Total	$3,869	258	$1,850	$2,277

     Pursuant to Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, all restructuring charges related to the InterVideo acquisition are recognized as a part of the purchase price allocation and have been accrued for as of May 31, 2007. Any changes in estimates related to the InterVideo plan would result in an offsetting change to Goodwill.

Fiscal 2006 Restructuring
     During the quarter ended May 31, 2006, additional termination benefit costs of $251 associated with the Company’s realignment of its sales and marketing and research and development teams, were incurred.
11. Net Income (Loss) Per Share
     With the exception of the three month period ended May 31, 2007, the impact of the potential exercise of Corel options is anti-dilutive in the periods presented. Potentially dilutive instruments relating to the weighted average number of common shares subject to options outstanding for the three and six month periods ended May 31, 2006 and the six month period ended May 31, 2007, were 1,425,000 options, 1,426,000 options, and 3,216,000 options, respectively. For the three months ending May 31, 2007, the dilutive impact of the outstanding options on common shares was 467,000.
12. Change in Operating Assets and Liabilities

	Three months ended		Six months ended
	May 31		May 31
	2007	2006	2007	2006
Accounts receivable	$(4,779)	$(775)	$10,879	$2,520
Inventory	482	(515)	1,222	(639)
Prepaids and other current assets	(255)	(186)	35	(119)
Accounts payable and accrued liabilities	(7,241)	1,500	(8,113)	(3,536)
Due to related parties	—	—	(167)	—
Accrued interest	64	352	86	(261)
Taxes payable	(352)	809	1,249	3,081
Deferred revenue	(781)	(370)	(2,125)	(1,574)

Total change in operating assets and liabilities	$(12,862)	$815	$3,066	$(528)

13. Segment Reporting
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
     Prior period amounts have been reclassified to conform to the presentation used for the year ended November 30, 2006 for revenue in the Americas and Europe, Middle East, Africa (EMEA). There was no impact on net income as a result of this reclassification.
     Revenues by product and region are disclosed in the following table:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
By product category:
Graphics and Productivity	$34,517	$34,019	$68,582	$70,711
Digital Media	30,515	10,191	49,084	17,786

	$65,032	$44,210	$117,666	$88,497

By geographic region:
Americas
Canada	$4,377	$2,211	$4,947	$3,660
United States	27,475	23,617	52,910	46,906
Other	1,163	1,091	2,351	2,016
Europe, Middle East, Africa (EMEA)	17,108	13,681	34,766	29,449
Asia Pacific (APAC)	14,909	3,610	22,692	6,466

	$65,032	$44,210	$117,666	$88,497

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
     Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this filing (including in the section entitled “Risk Factors” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. Forward-looking statements are based on estimates and assumptions made by Corel in light of its experience of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. However, many factors could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including, without limitation, the following factors:
•	we face competition from companies with significant competitive advantages, such as significantly greater market share and resources;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply;

•	we rely on relationships with a small number of strategic partners and these relationships can be modified or effectively terminated at any time without our approval;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors;

•	our “Alta” strategy, as described in our 10-K filing for the period ended November 30, 2006, may fail to achieve market acceptance with consumers and our strategic partners;

•	many of our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth, accordingly, we must develop new products, successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth;

•	we have significantly higher levels of indebtedness following the InterVideo acquisition, including an additional $69.2 million of term loan debt and an additional $13.0 million under our operating line of credit, which could have important consequences for our business such as limiting our ability to make further significant acquisitions;

•	our acquisition strategy may fail for various reasons, including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses; and

•	we face potential claims from third parties who may hold patent and other intellectual property rights which purport to cover various aspects of our products and from certain of our customers who may be entitled to indemnification from us in respect of potential claims they may receive from third parties related to their use or distribution of our products.
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
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three month and six month periods ended May 31, 2007. All amounts are in United States dollars, except as otherwise noted.
BACKGROUND
     Corel is a leading global packaged software company with an estimated installed base of over 100 million current users in over 75 countries. We provide high quality, affordable and easy-to-use productivity and graphics, and digital media software. Our products enjoy a favorable market position among value-conscious consumers and small businesses. Our products are sold through a scalable distribution platform comprised of OEMs, our e-Store, and our global network of resellers and retailers. Our product portfolio includes well-established, globally recognized brands, such as CorelDRAW Graphics Suite, Paint Shop Pro, WordPerfect, WinZip, and WinDVD.
OVERVIEW OF THE QUARTER
Operating Performance
     Results for the three and six months ended May 31, 2007 include the results from our acquisition of InterVideo as of December 12, 2006.
     Revenue for the second quarter was $65.0 million, up 47.1% from the three month period ending May 31, 2006. Excluding InterVideo revenue of $22.5 million in the second quarter, revenue from the Corel business was $42.5 million, a decline of 3.8% year over year, primarily driven by a decrease in revenue from our WordPerfect and Paint Shop Pro products. More specifically, the WordPerfect and the Paint Shop Pro and Snapfire products declined by $3.8 and $2.2 million, respectively in the second quarter, and the rest of the Corel portfolio, excluding InterVideo products, grew by $4.3 million or by 17.1% year over year. This was primarily driven by growth of WinZip, iGrafx, Painter and Designer.
     Our net income for the second quarter of 2007 was $2.3 million, or $0.09 per share, compared to a net loss of $4.0 million, or $0.19 per share in the second quarter of 2006. Cash used in operations was $3.2 million in the quarter. The year-to-date results were impacted by a number of acquisition related items, primarily related to the recognition of certain revenues and one-time acquisition accounting charges related to the acquisition of InterVideo.
Acquisition of InterVideo
     On December 12, 2006, we acquired InterVideo, a provider of digital media authoring and video playback software with a focus on high-definition and DVD technologies, in an all cash transaction of approximately $198.6 million. As part of the acquisition of InterVideo the remaining voting equity interest in Ulead was completed by the Company on December 28, 2006, in an all cash transaction of approximately $21.7 million. The acquisition was funded through an additional $70.0 million term borrowing, $43.0 million draw on our revolving line of credit and the remaining in cash of the combined Company. Since the acquisition, and for the six months ending May 31, 2007, we have repaid $30.0 million on the revolving line of credit.
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
     As a result of the acquisition, for this period and future periods, we will report on Corel’s two product categories: Digital Media and Graphics and Productivity. Our primary Digital Media products include the InterVideo products listed above and also our Paint Shop Pro and Snapfire products. Our primary Graphics and Productivity products include, CorelDRAW Graphics Suite, WinZip, WordPerfect Office Suite and iGrafx.
RESULTS OF OPERATIONS
Three and Six Months ended May 31, 2007 and May 31, 2006
     On December 12, 2006, we acquired all of the outstanding shares of InterVideo. Accordingly, because the financial information for the first three and six months of fiscal 2006 do not include InterVideo operations, they are not directly comparable to the consolidated financial information presented for the first three and six months of fiscal 2007. In the analysis, “Corel products” refers to the revenues and expenses related to the products which were owned by Corel prior to the acquisition of InterVideo on December 12, 2006.
Revenues

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
	(unaudited)
Product	$59,553	$39,151	52.1%	$106,857	$78,649	35.9%
As a percent of revenue	91.6%	88.6%		90.8%	88.9%

Maintenance and services	5,479	5,059	8.3%	10,809	9,848	9.8%
As a percent of revenue	8.4%	11.4%		9.2%	11.1%
     Total revenues for the three month period ended May 31, 2007 increased by 47.1% to $65.0 million from $44.2 million for the three months ended May 31, 2006. Of this increase, $22.5 million is attributable to additional revenues generated from InterVideo products. There was a revenue decline in Corel products of $1.7 million from the same quarter last year. The decline was due to a decrease in WordPerfect revenues of $3.8 million and Paint Shop Pro and Snapfire revenues of $2.2 million from the same quarter last year, offset by an increase of $4.3 million from the rest of our product portfolio, including growth in WinZip ,iGrafx, Painter and Designer. Total revenues for the six month period ended May 31, 2007 increased by 33.0% to $117.7 million from $88.5 million for the six months ended May 31, 2006. Of this increase, $32.2 million is attributable to additional revenues generated from InterVideo products. There was a revenue decline in Corel products of $3.1 million from the same six month period last year. The decline was due to a decrease in WordPerfect revenues of $7.0 million and a decrease in the combined Paint Shop Pro and Snapfire revenues of $940,000 from the same six month period last year, offset by an increase of $4.8 million from the rest of our product portfolio, including growth in WinZip and iGrafx
     Product revenues for the three months ended May 31, 2007 increased by 52.1% to $59.6 million from $39.2 million for the three months ended May 31, 2006, and product revenues for the six months ended May 31, 2007 increased by 35.9% to $106.9 million from $78.6 million over the six month period ending May 31, 2006. Product revenues for Corel products decreased by $2.1 million or 5.4% to $37.0 million for the three month period ended May 31, 2007. This decline was primarily the decline in sales of WordPerfect and the decrease in sales of Paint Shop Pro, which was partially offset by an increase in the sales of the rest of the portfolio of products, led by growth in WinZip and iGrafx revenues. The decline in WordPerfect revenues for the three and six month periods ended May 31, 2007 is due primarily to the decrease in point of sale royalties from one of our largest OEM customers, the decrease in enterprise license revenue, which we believe was primarily driven by distractions associated with the VISTA launch, and the launch of WordPerfect Office X3 in the first quarter of the prior year. The decline in Paint Shop Pro revenues for the three months ended May 31, 2007 is attributable to price decreases in the market, lower POS revenue at one of our largest OEM customers and the repositioning of this brand as our higher end product relative to our acquired Photo Impact and Photo Express brands. A new version of Paint Shop Pro will be released in the second half of fiscal 2007. Revenues from our WinZip products have increased due to new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues is attributable to significant new customer wins, the overall competitiveness of our product portfolio and additional marketing and promotional initiatives undertaken in the current year.
     Maintenance and services revenues increased by 8.3% to $5.5 million for the three month period ended May 31, 2007 and by 9.8% to $10.8 million for the six months ended May 31, 2007. This increase is largely attributable to increased sales of WinZip’s maintenance program.
Total Revenues by Product Group
     As a result of our acquisition of InterVideo, we changed our revenue by product group classification so that it was aligned with how we now manage our product groups. Revenues by product for the three and six month periods ended May 31, 2006 were reclassified to conform to the current period.

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
	(unaudited)
Graphics and Productivity	$34,517	$34,019	1.5%	$68,582	$70,711	(3.0%)
As a percent of revenue	53.1%	76.9%		58.3%	79.9%

Digital imaging	30,515	10,191	199.4%	49,084	17,786	176.0%
As a percent of revenue	46.9%	23.1%		41.7%	20.1%

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
     Graphics and Productivity revenues increased by $498,000 or 1.5% to $34.5 million in the second quarter of fiscal 2007 from $34.0 million in the second quarter of fiscal 2006, and declined by $2.1 million or 3.0% to $68.6 million for the six month period ending May 31, 2007 as compared to the six month period ending May 31, 2006. Of this decline, $7.0 million is the result of lower sales of WordPerfect Office. The rest of the Graphics and Productivity portfolio of products increased by $4.3 million as compared to the quarter ending May 31, 2006, and $4.8 million for the six months ending May 31, 2007. This was primarily driven by growth in WinZip and iGrafx revenues. Revenues from our WinZip products have grown significantly due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues is attributable to additional marketing and promotional initiatives undertaken in the current quarter. The decline in WordPerfect revenues is due primarily to the decrease in point of sale royalties from one of our largest OEM customers, the decrease in enterprise license revenue, which we believe was primarily driven by distractions associated with the VISTA launch, and the launch of WordPerfect Office X3 in the first quarter of the prior year.
     Digital Media revenues increased by 199.4% to $30.5 million in the second quarter of fiscal 2007 from $10.2 million in the second quarter of fiscal 2006, and increased by 176.0% to $49.1 million for the six months ending May 31, 2007. The significant increase is due to the inclusion of $22.5 million and $32.2 million of revenue in the second quarter of fiscal 2007 and the six months ended May 31, 2007, respectively, that resulted from products acquired with our acquisition of InterVideo on December 12, 2006. Revenue from existing Corel products decreased by 21.6% to $8.0 million in the second quarter of fiscal 2007, as compared to $10.2 million in the second quarter of fiscal 2006. Revenues for the six month period ending May 31, 2007, have decreased from $17.8 million to $16.8 million year over year. The decrease in revenues was driven by the performance of the Paint Shop Pro product line which was primarily the result of price decreases in the market and lower point of sales revenue at our largest OEM customer. Some of this decline was offset by the growth of Snapfire, which was not sold in the first six months of the prior year, as we continued to acquire new OEM partners and started to realize the benefit of After Point of Sales (APOS) revenue. Also, during the quarter, we began to reposition Paint Shop Pro as the high end, high value product in a portfolio of digital imaging products, which now also includes ULead Photo Impact and Photo Express.

Total Revenues by Region

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
	(unaudited)
Americas	$33,015	$26,919	22.6%	$60,208	$52,582	14.5%
As a percent of revenue	50.8%	60.9%		51.2%	59.4%

EMEA	17,108	13,681	25.0%	34,766	29,449	18.1%
As a percent of revenue	26.3%	30.9%		29.5%	33.3%

APAC	14,909	3,610	313.0%	22,692	6,466	250.9%
As a percent of revenue	22.9%	8.2%		19.3%	7.3%
     Revenues in the Americas increased by 22.6% to $33.0 million in the second quarter of fiscal 2007 compared to $26.9 million in the second quarter of fiscal 2006. For the six months ended May 31, 2007 revenues increased by 14.5% to $60.2 million from as compared to revenues for the period ending May 31, 2006. The increase was principally driven by the revenues associated with our new InterVideo products, which generated sales of $8.9 million and $12.1 million, for the three and six month periods ending May 31, 2007, respectively. Revenues for Corel products declined by 10.4% in the second quarter of fiscal 2007, due to lower WordPerfect, Paint Shop Pro and CorelDRAW Graphics Suite revenues. Word Perfect decreased due to the decrease in point of sale royalties from one of our largest OEM customers, the decrease in enterprise license revenue, which we believe was primarily driven by distractions associated with the VISTA launch, and the launch of WordPerfect Office X3 in the first quarter of the prior year. The decline in Paintshop Pro revenues for the three months ended May 31, 2007 is attributable to price decreases in the market, lower POS revenue at one of our largest OEM customers and the repositioning of this brand as our higher end product relative to our acquired Photo Impact and Photo Express brands. A new version of the product will be released in the second half of fiscal 2007.
     Revenues in EMEA increased by 25.0% to $17.1 million in the second quarter of fiscal 2007 from $13.7 million in the second quarter of fiscal 2006, and increased by 18.1% to $34.8 million in the first six months of fiscal 2007 from $29.4 million in the first six months of fiscal 2006. The main reason for the increase was the revenues generated by our InterVideo products which totaled $3.1 million in the second quarter of fiscal 2007 and $5.4 million for the six months ending May 31, 2007. Revenues from Corel products increased by 2.6% primarily due to increases in CorelDRAW Graphics Suite and WinZip product sales, which offset decreases in sales in WordPerfect and Paint Shop Pro product. CorelDRAW Graphics Suite revenues increased in the second quarter in EMEA due to advances made in the retail market.
     APAC revenues increased by 313.0% to $14.9 million in the second quarter of fiscal 2007 and by 250.9% to $22.7 in the first six months of fiscal 2007. The increase is due to sales from InterVideo products of $10.6 million and $14.8 million for the three and six month periods ended May 31, 2007. Revenue growth in Corel products was 20.1% and 22.4% for the three and six month periods ended May 31, 2007 respectively, due to revenue growth in WinZip and iGrafx. iGrafx growth was larger in this region due to a licensing deal with one of our partners.

Cost of Revenues

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
	(unaudited)
Cost of product	$14,010	$5,049	177.5%	$22,497	$10,054	123.8%
As a percent of product revenue	23.5%	12.9%		21.1%	12.8%

Cost of maintenance and services	221	276	(19.9)%	419	590	(29.0)%
As a percent of maintenance and service revenue	4.0%	5.5%		3.9%	6.0%

Amortization of intangible assets	6,373	2,648	140.7%	12,130	9,275	30.8%
As a percent of revenue	9.8%	6.0%		10.3%	10.5%
     Cost of Product Revenues. Cost of product revenues increased by 177.5% to $14.0 million in the second quarter of fiscal 2007 from $5.0 million in the second quarter of fiscal 2006, and increased by 123.8% to $22.5 million for the six months ending May 31, 2007. As a percentage of product revenues, cost of product revenues increased to 23.5% and 21.1% from 12.9% and 12.8% for the three and six months ended May 31, 2007, respectively. The increase in the period is largely attributable to the change in our product mix caused by the acquisition of InterVideo and introduction of InterVideo product. InterVideo products have a higher royalty content then existing Corel products.
     Cost of Maintenance and Services Revenues. Cost of maintenance and services revenues decreased to 4.0% of related revenues in the second quarter of fiscal 2007 compared to 5.5% in the second quarter of fiscal 2006. For the six months ended May 31, 2007, costs as a portion of related revenues decreased to 3.9% from 6.0% in the prior period. These declines are primarily attributable to WinZip’s higher maintenance revenues and the limited incremental costs to provide such revenue.
     Amortization of Intangible Assets. Amortization of intangible assets increased by $3.7 million in the three months ended May 31, 2007, from $2.6 million in the three months ended February 28, 2007. This increase is due to the $3.4 million of amortization incurred on the intangible assets of $86.6 million acquired with InterVideo.
Operating Expenses

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
	(unaudited)
Sales and marketing	$17,492	$14,023	24.7%	$34,596	$28,527	21.3%
As a percent of revenue	26.9%	31.7%		29.4%	32.2%

Research and development	10,697	6,640	61.1%	22,041	12,821	71.9%
As a percent of revenue	16.4%	15.0%		18.7%	14.5%

General and administrative	9,187	6,193	48.3%	18,282	11,588	57.8%
As a percent of revenue	14.1%	14.0%		15.5%	13.1%

Restructuring	—	251	(100.0%)	—	811	(100.0%)
As a percent of revenue	0.0%	0.6%		0.0%	0.9%
Acquired in-process research and development	—	—	n/a	7,831	—	n/a
As a percent of revenue	0.0%	0.0%		6.7%	0.0%
InterVideo integration expenses	860	—	n/a	1,645	—	n/a
As a percent of revenue	1.3%	0.0%		1.4%	0.0%

     Sales and Marketing. Sales and marketing expenses increased by 24.7% to $17.4 million in the second quarter of fiscal 2007 as compared to $14.0 million in the second quarter of fiscal 2006. For this quarter, sales and marketing expenses as a percentage of revenue declined to 26.9%, as compared to 31.7% for the prior period. Sales and marketing expenses increased by 21.3% to $34.6 million for the six months ended May 31, 2007, as compared to $28.5 million for the six months ended May 31, 2006 and declined as a percentage of revenue from 32.2% to 29.4%. The increase in sales and marketing expenses is as a result of additional costs associated with assuming InterVideo operations. The decline in expenses as a percentage of revenue from the prior year and the first quarter of fiscal 2007 are due to our integration activities which have integrated some of the activities of Corel and InterVideo in the current period.
     Research and Development. Research and development expenses increased by 61.1% and 71.9% to $10.7 million and $22.0 million in the three and six months ended May 31, 2007, respectively, as compared to $6.6 million and $12.8 million in three and six months ended May 31, 2006, respectively. The increase in research and development expenses is as a result of additional costs associated with assuming InterVideo operations. As a percentage of total revenues, research and development expenses increased to 16.4% from 15.0% in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. The costs as a percentage of revenue have increased due to the mix of InterVideo products which traditionally are more research intensive relative to Corel products. However, our integration activities have resulted in a declining rate of research and development costs in relation to revenues from the first quarter of fiscal 2007.
     General and Administration. General and administration expenses increased to $9.2 and $18.3 million in the three and six months ended May 31, 2007, respectively, from $6.2 million and $11.6 million for the three and six months ended May 31, 2006. The increase in general and administration costs is due largely to the assumption of InterVideo operations and resources. As a percentage of total revenues, general and administration expenses increased to 14.1% in the second quarter of fiscal 2007, from 14.0% in the second quarter of fiscal 2006.
     Acquired in-process Research and Development. Intangible assets acquired with InterVideo included $7.8 million of in-process research and development projects that, on the date of the acquisition, the related technology had not reached technological feasibility and did not have an alternate future use. As required by purchase accounting, this in-process research and development was expensed upon acquisition in the first quarter of fiscal 2007.
     InterVideo Integration Expense: Integration costs relating to the acquisition of InterVideo totaling $860,000 and $1.6 million have been recorded for the three and six month periods ending May 31, 2007. These costs relate to the integration of the InterVideo business into our existing operations, including travel costs, retention bonuses, incremental employees engaged solely for integration activities, and other incremental costs for Corel employees who worked on the integration planning process.
Non-Operating (Income) Expense

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
	(dollars in thousands)
	(unaudited)
Loss on debt retirement	—	$8,275	$—	$8,275
Interest expense, net	3,718	3,207	7,639	7,070
Amortization of deferred financing fees	269	357	534	801
Other non-operating (income) expenses	479	(528)	(153)	(648)

Total non-operating expenses	4,466	$11,311	$8,020	$15,498

     Interest Expense, Net. Net interest expense increased by $511,000 in the second quarter of fiscal 2007 from $3.2 million in the second quarter of fiscal 2006, and increased by $569,000 for the six months ending May 31, 2007, as compared to the prior year. The increase is due to the additional long-term debt as a result of our acquisitions.

     Amortization of Deferred Financing Fees. Amortization of deferred financing fees decreased to $269,000 in the second quarter of fiscal 2007 from $357,000 in the second quarter of fiscal 2006. Similarly, amortization of deferred financing fees have decreased to $534,000 from $801,000 for the current six month period ending May 31, 2007, compared to six months ended May 31, 2006.
Income Tax Expense (Recovery)
     For the three months ended May 31, 2007, we recorded a tax recovery of $587,000 on income before income taxes of $1.7 million. This recovery reflects foreign withholding taxes plus provisions for income taxes for subsidiaries that have taxable income in the quarter, offset by a reduction in our deferred income tax liability related to the amortization of intangible assets recorded on the acquisition of InterVideo. We have increased the valuation allowance to fully provide for tax losses realized by other subsidiaries in the quarter.
     For the three months ended May 31, 2006 , we recorded a tax provision of $1.8 million on a loss before income tax expense of $2.2 million. Current taxes, consist of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.
     Subsequent to May 31, 2007, we received a notice of reassessment for $12.0 million from the Minister of Finance of Ontario disallowing various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liability for tax and interest. We may be required to pay the amount reassessed or post security while it defends against the reassessment. We intend to vigorously defend against the reassessment. While we believe that we have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in our recorded income tax expense and may adversely affect our liquidity. However, we believe that the positions taken in our tax returns are correct and estimate the potential loss from the re-reassessment will not have a material impact on our financial condition or results of operations.
FINANCIAL CONDITION
     Working Capital
     Our working capital deficiency at May 31, 2007 was $30.6 million, a decrease of $61.8 million from the November 30, 2006 working capital surplus of $31.2 million. The decrease is primarily attributable to the financing of the acquisition of InterVideo. The acquisition of InterVideo used approximately $69.6 million of working capital, consisting of $19.1 million of cash, $43.0 million operating line of credit and $7.5 million of direct transaction and restructuring costs. We have since repaid $30.0 million of the operating line of credit over the six month period ending May 31, 2007. In addition, the Company has and expects to continue generating cash which we expect will reduce the working capital deficiency over the next 12 months.
     Liquidity and Capital Resources
     As of May 31, 2007, our principal sources of liquidity are cash and cash equivalents of $27.4 million and trade accounts receivable of $21.2 million. As a part of our senior credit facility, we also entered into a five-year $75.0 million revolving line of credit facility, of which $62.0 million is unused as at May 31, 2007. In addition, we expect to generate cash during the remainder of the fiscal year which will allow us to reduce our current working capital deficiency.
     Cash provided by operations decreased by $12.9 million to cash used by operations of $3.2 million for the three months ended May 31, 2007 compared to cash provided of $9.7 million for the three months ended March 31, 2006. The decrease to our change in net operating assets in this quarter, is largely due to the timing of certain cash receipts from significant OEM’s. Cash provided by operations for the six months ended May 31, 2007 of $15.2 million has remained consistent with cash provided of $15.7 million for the six months ended May 31, 2006.
     Cash used by financing activities was $9.0 million for the three months ended May 31, 2007 compared to the cash provided by financing activities of $8.6 million for the three month period ended May 31, 2006. The decrease in cash provided by financing relates to the net repayment of $10.0 million on our operating line of credit during the period. Also, net financing was generated when we made a public offering and refinanced our debt in the three months ending May 31, 2006. Cash provided by financing activities increased by $85.4 million to $83.0 million for the six month period ending May 31, 2007 as compared to the usage of cash of $2.4 million for the similar period in the prior fiscal year. This increase is largely due to an additional term loan of $70.0 million obtained on the acquisition of InterVideo and net draws from our operating line of credit of $13.0 million.

     Cash used in investing activities was $121.9 million in the six months ended May 31, 2007, a significant increase over the cash used of $855,000 in the six months ended May 31, 2006. This cash outlay reflects the purchase of InterVideo on December 12, 2006, and the remaining interest in Ulead on December 28, 2006 for $121.2 million. Cash used in investing activities increased by $969,000 to $1.4 million for the three months ending May 31, 2007, as compared to the cash used of $425,000 in the similar period ending May 31, 2006, representing additional restructuring and direct transaction costs related to the InterVideo acquisition of $786,000 and purchase of property, plant, and equipment. During the second quarter, we entered into capital leases for capital assets with a value of $2.5 million. Payments on these leases will be made until fiscal 2013.
     Subsequent to May 31, 2007, Corel received a notice of reassessment for $12.0 million from the Minister of Finance of Ontario disallowing various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liability for tax and interest. The Company may be required to pay the amount reassessed or post security while it defends against the reassessment. The Company intends to vigorously defend against the reassessment. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in its recorded income tax expense and may adversely affect its liquidity. However, the Company believes that the positions taken in its tax returns are correct and estimates the potential loss from the re-reassessment will not have a material impact on our financial condition or results of operations.
Adjusted EBITDA
     As of May 31, 2007 we were in compliance with all debt covenants. We have included the following reconciliation from the cash flow provided by operations to the Adjusted EBITDA used in the covenant calculations. Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. Adjusted EBITDA was $15.2 million in the second quarter of fiscal 2007 compared to $13.7 million in the second quarter of fiscal 2006. For the six months ending May 31, 2007, adjusted EBITDA was $24.0 compared to $28.1 for the six months ending May 31, 2006.
     Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For the three months ended May 31, 2007 and 2006, we had cash flow used in operations of $4.0 million and cash flows provided by operations of $9.7 million, respectively. For the six months ended May 31, 2007 and 2006, we had cash flow from operations of $14.4 million and $15.7 million, respectively The table below reconciles Adjusted EBITDA to cash flow from operations:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Cash flow provided by / (used in) operations	$(3,216)	$9,741	$15,224	$15,667
Change in operating assets and liabilities	12,862	(815)	(3,066)	528
Interest expenses, net	3,718	3,207	7,639	7,070
Income tax provision	(587)	1,791	(232)	4,942
Deferred income taxes	1,280	(201)	2,315	(636)
Provision for bad debts	(49)	(52)	(65)	(174)
Unrealized foreign exchange losses on forward contracts	—	(193)	(35)	(221)
Gain on Interest Rate Swap	391	—	582	—
Loss on Disposal of fixed assets	(54)	—	(54)	—
InterVideo integration costs	860	—	1,645	—
Restructuring costs	—	251	—	811
Reorganization costs	—	—	—	117

Adjusted EBITDA	$15,205	$13,729	$23,953	$28,104

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

     Given the amount of debt that we have, if lending rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense would change by $496,000 for each 0.5% change in interest rates, based on debt outstanding as of May 31, 2007. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and related future cash outflows. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
     As of May 31, 2007, our interest rate swaps convert an aggregate notional principal amount of $59.5 million (or approximately 37% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 9.40% to 9.49%., We have recorded gains of $391,000 and $582,000 as a result of recording this interest rate swap at fair value for the three and six month periods ended May 31, 2007.
Foreign Currency Risk
     We earn most of our revenues in U.S dollars and the majority of our operating activities are located in Canada. Therefore, we incur a disproportionate percentage of costs in Canadian dollars as compared to Canadian dollar denominated revenues. We are therefore exposed to loss if the Canadian dollar appreciates against the U.S. dollar.
     We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in U.S. and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of May 31, 2007 we did not have any foreign exchange contracts.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     We acquired InterVideo on December 12, 2006 and contemporaneously with the closing of the acquisition commenced the process of conducting an ongoing review of the internal control over financial reporting of InterVideo. During the course of this evaluation, we made certain preliminary observations in respect of potential material weaknesses related to the financial reporting of InterVideo; specifically the potential weakness related to the consolidation of InterVideo financial results. We have advised Corel’s Audit Committee and its Auditors of these preliminary observations. A material weakness is a control deficiency, or a combination of control deficiencies, that result(s) in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal cause of their work.
     To address this potential issue the Company has taken the following actions to remediate the potential material weakness described above:
•	Hired and is in the process of hiring additional staff to review the consolidation reports and process

•	Hired consultants to assist with the migration of InterVideo to Corel’s current financial reporting software, which is expected to be finalized in the third quarter of 2007.

•	Temporarily relocated certain Corel senior management to InterVideo’s operating sites in Fremont and Taiwan.
     In the first quarter, we identified an internal control weakness related to the preparation of our tax provisions. This weakness existed due to insufficient staff levels within our tax department and we believe that it did not result in any material issues. We advised our Audit Committee and our Auditors. In the second quarter, we have addressed this issue by increasing our staff levels in our tax department, and we have assessed that we no longer have an internal control weakness.
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
     At May 31, 2007, we were a defendant in an ongoing patent infringement proceeding described below:
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

Date: July 13, 2007