Form 10-Q
period 2007-08-31
COREL CORP
filed 2007-10-12
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2007

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s common stock as of September 28, 2007 was 25,269,269

COREL CORPORATION
Form 10-Q
For the Quarter Ended August 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of U.S. dollars or shares)
(Unaudited)

		August 31,	November 30,
	Note	2007	2006
Assets
Current assets:
Cash and cash equivalents		$21,257	$51,030
Restricted cash		217	717
Accounts receivable
Trade, net of allowances for doubtful accounts of $1,183 and $1,003, respectively		24,309	18,150
Other		1,431	808
Inventory	3	856	914
Income taxes recoverable	6	1,024	—
Prepaids and other current assets		4,419	2,300

Total current assets		53,513	73,919
Investments		218	203
Capital assets		9,156	3,651
Intangible assets	4,5	98,041	37,831
Goodwill	4	83,419	9,850
Deferred financing and other long-term assets	7	4,852	5,232

Total assets		$249,199	$130,686

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	10	$49,699	$28,220
Due to related parties		—	167
Operating line of credit	7	7,000	—
Income taxes payable		—	235
Deferred revenue		13,333	12,719
Current portion of long-term debt	7	2,164	1,426
Current portion of obligation under capital leases	8	655	—

Total current liabilities		72,851	42,767
Deferred revenue		2,285	2,015
Deferred income tax liability	4,6	22,189	—
Obligation under capital leases	8	2,209	—
Income taxes payable		12,528	8,488
Long-term debt	7	156,808	89,223

Total liabilities		268,870	142,493

Commitments and contingencies	8
Shareholders’ deficit
Share capital:
Common Shares (par value: none; authorized: unlimited; issued and outstanding: 25,166 and 24,535 shares, respectively)		37,526	30,722
Additional paid-in capital	4	6,211	4,612
Accumulated other comprehensive income (loss)		10	(46)
Deficit		(63,418)	(47,095)

Total shareholders’ deficit		(19,671)	(11,807)

Total liabilities and shareholders’ deficit		$249,199	$130,686

See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		August 31,		August 31,
	Note	2007	2006	2007	2006
Revenues
Product		$55,018	$36,362	$161,875	$115,011
Maintenance and services		5,352	4,892	16,161	14,740

Total revenues	13	60,370	41,254	178,036	129,751

Cost of revenues
Cost of products		12,143	5,338	34,640	15,392
Cost of maintenance and services		244	287	663	877
Amortization of intangible assets		6,925	2,712	19,055	11,987

Total cost of revenues		19,312	8,337	54,358	28,256

Gross margin		41,058	32,917	123,678	101,495

Operating expenses
Sales and marketing		17,231	11,810	51,827	40,337
Research and development		11,282	6,379	33,323	19,200
General and administration		8,803	5,833	27,085	17,421
Acquired in-process research and development		—	—	7,831	—
InterVideo integration expense	4	2,220	—	3,865	—
Restructuring	10	—	—	—	811

Total operating expenses		39,536	24,022	123,931	77,769

Income from operations		1,522	8,895	(253)	23,726

Other expenses (income)
Loss on debt retirement		—	17	—	8,292
Interest expense, net		4,195	2,334	11,834	9,404
Amortization of deferred financing fees		270	188	804	989
Other non-operating (income) expense		(497)	377	(650)	(271)

Income (loss) before taxes		(2,446)	5,979	(12,241)	5,312
Income tax recovery (provision)	6	(4,314)	(485)	(4,082)	(5,427)

Net income (loss)		$(6,760)	$5,494	$(16,323)	$(115)

Other comprehensive income (loss)
Unrealized (loss) gain on securities, net of taxes		56	(36)	56	(107)

Other comprehensive income (loss) income, net of taxes		56	(36)	56	(107)

Comprehensive income (loss)		$(6,704)	$5,458	$(16,267)	$(222)

Net income (loss) per share:
Basic		$(0.27)	$0.22	$(0.66)	$(0.01)
Fully Diluted		$(0.27)	$0.22	$(0.66)	$(0.01)
Weighted average number of shares:
Basic		25,041	24,494	24,828	21,708
Fully diluted	11	25,041	25,348	24,828	21,708
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Consolidated Statement of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

		Three Months Ended		Nine Months Ended
		August 31,		August 31,
	Note	2007	2006	2007	2006
Cash flows from operating activities
Net income (loss)		$(6,760)	$5,494	$(16,323)	$(115)
Depreciation and amortization		544	336	2,215	1,112
Amortization of deferred financing fees		270	188	804	989
Amortization of intangible assets		6,925	2,712	19,055	11,987
Stock-based compensation	9	1,770	805	4,068	2,451
Provision for bad debts		115	(24)	180	150
Deferred income taxes		3,667	—	1,352	636
Acquired in-process research and development	4	—	—	7,831	—
Unrealized (gain) loss on forward exchange contracts		(26)	(43)	9	178
Loss on early retirement of debt		—	17	—	8,292
Loss on disposal of fixed assets		48	—	102	—
(Gain) loss on interest rate swap recorded at fair value		337	—	(245)	—
Change in operating assets and liabilities	12	(6,387)	(3,453)	(3,321)	(3,981)

Cash flows provided by operating activities		503	6,032	15,727	21,699

Cash flows from financing activities
Reduction (increase) in restricted cash		500	(1)	500	(1)
Proceeds from operating line of credit	7	—	—	48,000	—
Repayments of operating line of credit	7	(6,000)	—	(41,000)	—
Proceeds from long-term debt		—	—	70,000	90,000
Repayments of long-term debt		(399)	(225)	(1,479)	(148,954)
Repayments of capital lease obligations		(128)	—	(128)	—
Financing fees incurred		(4)	(70)	(1,681)	(7,708)
Net proceeds from public offering		—	(3,221)	—	69,317
Proceeds from exercise of stock options		1,298	3	3,987	4
Dividends paid		—	—	—	(7,500)
Other financing activities		(272)	(340)	(221)	(1,438)

Cash flows provided by (used in) financing activities		(5,005)	(3,854)	77,978	(6,280)

Cash flows from investing activities
Purchase of InterVideo Inc., net of cash acquired	4	(203)	—	(121,357)	—
Purchase of capital assets		(1,441)	(616)	(2,159)	(1,471)

Cash flows used in investing activities		(1,644)	(616)	(123,516)	(1,471)

Effect of exchange rate changes on cash and cash equivalents		(7)	(29)	38	(140)

Increase (decrease) in cash and cash equivalents		(6,153)	1,533	(29,773)	13,808
Cash and cash equivalents, beginning of period		27,410	33,021	51,030	20,746

Cash and cash equivalents, end of period		$21,257	$34,554	$21,257	$34,554

Supplementary Disclosure
Cash paid for income taxes		$842	4,110	$1,758	5,506
Cash paid for interest		$4,499	1,698	$12,617	8,012
Purchases of capital assets under capital lease	8	$494	—	$2,991	—
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Notes to the Consolidated Financial Statements
(All amounts in thousands of U.S. dollars, unless otherwise stated)
(Unaudited)
1. Unaudited Interim Financial Information
     The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated balance sheet as of November 30, 2006 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended August 31, 2007, are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 10-K for the period ending November 30, 2006 (File No. 000-20562).
2. Summary of Significant Accounting Policies
Basis of presentation
     The consolidated financial statements have been presented in United States (US) dollars.
     On December 12, 2006, Corel completed the acquisition of InterVideo, Inc, which had a majority interest in Ulead Inc. (“InterVideo”). Since December 12, 2006 the results of InterVideo have been included in our results of operations. See Note 4 for details of the acquisition and pro forma results of operations of Corel and InterVideo for the three and nine months ended August 31, 2007.
     The purchase price allocation associated with this acquisition is still preliminary as some amounts are dependent upon the expected receipt of finalized information. These include restructuring costs that have been estimated and approved but for which the restructuring is not yet completed. There are contingencies related to certain legal proceedings that InterVideo was involved with in the normal course of business that have not yet been settled, and estimates made for certain revenue provisions for which final amounts are dependant upon actual actions taken by the Company’s business partners which could impact the value of certain acquired assets and liabilities assumed. Any difference in the final amounts related to the above estimates could result in a change in the final purchase price allocation.
Recently adopted accounting policies
Defined employee benefit plans
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

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board released FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 and is effective for annual periods beginning on or after December 15, 2006, which is the year ending November 30, 2008 for the Company. FIN 48 provides a comprehensive accounting model and prescriptive disclosure requirements related to income tax uncertainties. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.
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
3. Inventory
     The components of inventory are as follows:

	August	November
	31, 2007	30, 2006
Product components	$338	$444
Finished goods	518	470

	$856	$914

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
     The acquisition expanded the Company’s presence in the digital media software market by increasing its portfolio of digital media and DVD video products. With the addition of InterVideo, Corel has extended its presence in Asian markets, such as China, Taiwan and Japan.
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

Purchase Price
     The total preliminary purchase price of the acquisition is as follows:

Cash consideration — InterVideo acquisition	$198,624
Cash consideration — acquisition of remaining interest in Ulead	21,731
Fair value of stock options assumed	3,503
Deferred stock-based compensation (note 9)	(2,784)
Direct transaction costs	3,552
Estimated restructuring costs (note 10)	4,142

Total purchase price	$228,768

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
Direct transaction costs
     Direct transaction costs of $3.6 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.
Restructuring costs
     Estimated restructuring costs of $4.1 million relate to InterVideo operations, and are primarily for costs for severance and excess facilities. See Note 10 for further details of the amounts accrued and payments made during fiscal 2007.
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

Amount
Cash, cash equivalents, and short-term investments	$106,691
Working capital	(21,072)
Capital and other long-term assets	3,839
Identifiable definite lived intangible assets	86,577
Deferred tax liability	(20.836)

Net assets acquired	155,199
Total preliminary purchase price	228,768

Goodwill from InterVideo acquisition	73,569
Goodwill at November 30, 2006	9,850

Goodwill at August 31, 2007	$83,419

     The purchase price allocation associated with this acquisition is still preliminary as some amounts are dependent upon the expected receipt of finalized information. These include restructuring costs that have been estimated and approved but for which the restructuring is not yet completed. There are contingencies related to certain legal proceedings that InterVideo was involved with in the normal course of business that have not yet been settled, and estimates made for certain revenue provisions for which final amounts are dependant upon actual actions taken by the Company’s business partners which could impact the value of certain acquired assets and liabilities assumed. Any difference in the final amounts related to the above estimates could result in a change in the final purchase price allocation.
     During the third quarter of fiscal 2007 changes were made to our initial purchase price allocation. Working capital in the allocation increased by $1,045 due to changes in contingencies, revenue provisions, and other assets and liabilities. The preliminary purchase price increased by $203 due to a $14 increase in restructuring costs (refer to note 10) and $189 of direct transaction costs related to professional fees.

Identifiable definite lived intangible assets:
     Approximately $86.6 million has been allocated to definite lived intangible assets acquired, including $7.8 million related to in-process research and development (“IPR&D”). IPR&D represents new projects that, on the date of acquisition, the related technology had not reached technological feasibility and did not have an alternate future use. All IPR&D has been expensed at the date of acquisition. The value assigned to identifiable definite lived intangible assets are as follows:

		First Year	Estimated Weighted Average
	Assigned Value	Amortization	Life (in years)
Acquired existing technologies	$57,520	$10,874	4.8
In-process research and development	7,831	—	—
Customer relationships	10,651	3,045	5.4
Trade names	10,575	2,115	5.0

Total	$86,577	$16,034

     To determine the fair value of intangible assets, Corel engaged an independent valuation firm who used the income approach, specifically the present value of the operating cash flows generated, to determine the fair value of existing technologies, customer relationships, and the trade name.
     Acquired existing technology relates to InterVideo products across all of its product lines that have reached technological feasibility. Corel amortizes the fair value of the acquired existing technology on a straight line basis over 2 to 7 years which best reflects the period over which the economic benefits of the intangible asset are expected to be realized.
     Customer relationships represent existing contracts that relate primarily to underlying customer relationships. Corel amortizes the fair value of these assets over 7 years, based on the pattern in which the economic benefits of the customer relationship are expected to be realized.
     The InterVideo trade name and other product names are being amortized on a straight line basis over 5 years which best reflects the period in which the economic benefits of the intangible asset are expected to be realized.
Deferred Tax Liability
     Approximately $25.8 million was estimated as the deferred tax liability arising from the difference between the value assigned to acquired technologies, customer relationships and trade names and their related tax value. As of the date of acquisition, the fair value of the InterVideo deferred tax assets was approximately $5.0 million, for which a full valuation allowance was applied in the quarter ending August 31, 2007 (refer to note 6).
Goodwill
     Approximately $73.6 million has been allocated to goodwill arising from the acquisition representing the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.
InterVideo Integration Expense
          Integration costs relating to the acquisition of InterVideo totaling $2.2 million and $3.9 million have been recorded for the three and nine month periods ending August 31, 2007. These costs relate to the integration of the InterVideo business into our existing operations, including travel costs, retention bonuses, incremental employees engaged solely for integration activities, other incremental costs for Corel employees who worked on the integration planning process, consultants for integrating systems, and other one time charges for integrating systems
Pro Forma Results
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
•	additional amortization of intangible assets related to the acquisition of $3.4 million and $10.2 million, for the three months and nine months ended, respectively

•	deferred tax recovery of $1.2 million and $3.6 million, for the three months and nine months ended, respectively, related to the amortization of acquired intangible assets

•	additional interest expense of $2.3 million and $7.0 million, for the three months and nine months ended, respectively, on additional debt financing for the acquisition

•	reduced stock based compensation expense of $0.6 million and $2.0 million, for the three months and nine months ended, respectively

•	elimination of minority interest loss of $0.2 million and 0.8 million for the three months and nine months ended, respectively

•	amortization of deferred financing fees of $0.1 million and $0.2 million, for the three months and nine months ended, respectively, related to acquisition financing
     The unaudited pro forma financial information for the three and nine months ended August 31, 2007 combines the historical results for Corel for the three and nine months ended August 31, 2006 and the historical results for InterVideo for the three and nine months ended September 30, 2006.

	Three Months	Nine Months
	Ended	Ended
	August 31,	August 31,
	2006	2006
Net revenues	$66,182	$215,722
Net loss	$(142)	$(11,077)
Basic net loss per share	$(0.01)	$(0.51)
Diluted net loss per share	$(0.01)	$(0.51)
5. Intangible Assets
Intangible assets are comprised of the following as at August 31, 2007:

Cost of intangible assets at November 30, 2006	$99,802
Cost of intangible assets acquired with InterVideo	86,577
Other intangibles acquired since November 30, 2006	542

Total cost of intangible assets	186,921
Less:
Accumulated amortization	81,049
In-process research and development acquired with InterVideo	7,831

Net book value of intangible assets at August 31, 2007	$98,041

6. Income Taxes
     For the three and nine months ended August 31, 2007, the Company recorded a tax provision of $4.3 million and $4.1 million on a loss before income taxes of $2.4 million and $12.2 million, respectively. The majority of the tax provision relates to an additional $5.0 million valuation allowance against all deferred tax assets assumed in the InterVideo acquisition (refer to note 4). In the current quarter, Corel determined that it was no longer more likely than not that the deferred tax assets would be realized, and accordingly a valuation allowance was recorded. The remaining balance reflects foreign withholding taxes plus provisions for income taxes for subsidiaries that have taxable income in the period, offset by a reduction in our deferred income tax liability related to the amortization of intangible assets recorded on the acquisition of InterVideo. The Company has increased the valuation allowance to fully provide for tax losses realized by other subsidiaries in the quarter.

     The income tax recoverable balance of $1.0 million reflects installments made in excess of estimated tax expense for the upcoming year for various tax entities. The deferred income tax liability of $22.2 million arises from the acquisition of InterVideo. A balance of $25.8 million was estimated as the deferred tax liability arising from the difference between the value assigned to acquired technologies, customer relationships and trade names and their related tax value. Of this balance of $25.8 million, $3.6 million has been amortized in the nine months ending August 31, 2007.
     During the three and nine months ended August 31, 2006, the Company recorded a tax provision of $485 and $5.4 million on income before income taxes of $6.0 million and $5.3 million, respectively. The entire provision is for current taxes. Current taxes consist of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.
7. Long-term Debt
The components of long term debt are as follows:

	August 31, 2007			November 30, 2006
	Current	Long Term	Total	Current	Long Term	Total
Term loan	$1,596	$156,757	$158,353	$900	$88,650	$89,550
Promissory note	568	51	619	526	573	1,099

Total	$2,164	$156,808	$158,972	$1,426	$89,223	$90,649

Line of credit	$75,000			$75,000
Outstanding balance	7,000			$—

Available line of credit	$68,000			$75,000

Term Loan
     On May 2, 2006, the Company entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan with a six-year term to maturity and a $75.0 million revolving line of credit with a five-year term as part of its debt restructuring. Proceeds from this refinancing were used to repay Corel’s debt at that time. As a result, the Company incurred a loss on debt retirement of $8.3 million. On December 12, 2006, this facility was amended as the Company completed its acquisition of InterVideo and Ulead. The acquisitions were funded through an additional $70.0 million term borrowing, $43.0 million draw on our revolving line of credit and the remainder from cash of the combined Company. During the nine months ended August 31, 2007 the Company has repaid $36.0 million of the revolving line of credit. The balance outstanding on the line of credit at August 31, 2007 was $7.0 million.
     The credit facility agreement requires the Company to make fixed quarterly principal repayments of 0.25% of the original principal amount on the term loan, or $225 from June 2006 to December 2006 and $400 from January 2007 through to December 2011, with the balance of the loan due in May 2012. The term loan and revolving line of credit bear interest at floating rates tied to either the Alternate Base Rate (“ABR”, which equal the higher of (i) the federal funds rate plus 50 basis points, and (ii) the prime rate) plus 2.25% until December 2006 and ABR plus 3.00% thereafter or the Adjusted LIBOR plus 3.25% until December 2006 and Adjusted LIBOR plus 4.00% thereafter. On an annual basis, beginning the first quarter of fiscal 2008, the Company is required to make a cash sweep payment to fund its principal balance, based on excess cash flow as defined in the agreement. The Company currently estimates that no payment will be required for the fiscal 2007 cash sweep and that no payments will be required through August 31, 2008.
     In addition to the above loans, the facility also provides the Company with a $25.0 million letter of credit and a $5.0 million Swingline commitment. The applicable interest rate on any borrowings is based on a leverage ratio pricing grid. As at August 31, 2007, a balance of $2.2 million was outstanding on the letter of credit, and no balance was outstanding on the Swingline commitment. The letter of credit is used as a bond for a litigation ruling that is in the process of being appealed.
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

     The borrowings under the senior credit facility are collateralized by a pledge of all the Company’s assets, including subsidiary stock. Under the terms of the credit agreement the Company is subject to restrictive covenants, such as restrictions on additional borrowing, distributions and business acquisitions/divestitures. It also includes the following financial covenants:
•	a maximum total leverage ratio, which is defined as the ratio of total debt to trailing four quarter consolidated Adjusted EBITDA, as defined in the credit agreement, to be less than specified amounts over the term of the facility, of 3.50:1.00 reducing over the term of the facility to 2.25:1.00 at maturity;
•	a minimum fixed charge coverage ratio, which is defined as the ratio of trailing four quarter consolidated Adjusted EBITDA to fixed charges, 2.00 to 1.00 from January 2006 until November 2010 and 2.25 to 1.00 from December 2010 to November 2011.
     As of August 31, 2007, Corel was in compliance with all debt covenants.
     The future debt payments on long-term debt as of August 31, 2007, excluding the annual cash sweep as discussed above, are as follows:

	Term Loan
	Principal	Interest	Total
2007, remainder of	$399	$3,792	$4,191
2008	2,164	15,073	17,237
2009	1,646	14,919	16,565
2010	1,596	14,766	16,362
2011	1,596	14,613	16,209
2012	151,571	4,866	156,437

Total	$158,972	$68,029	$227,001

Deferred Financing Charges
     The deferred financing charges of $4.7 million reflect the unamortized portion of financing charges incurred on our senior credit facility agreement reached on May 2, 2006 and the amendment of this facility on December 12, 2006. In relation to the amendment of the Company’s term loan on December 12, 2006, the Company incurred financing charges in the amount of $1,681. These charges have been deferred and are being amortized over the term of the associated debt using the effective interest rate method. Amortization of deferred financing charges was $270 and $804 respectively, for the three and nine month periods ended August 31, 2007.
8. Commitments and Contingencies
Commitments
     The Company rents office space in Canada, the United States, Europe, Asia and other international locations under various operating leases, which contain different renewal options. The leases begin to expire in 2007. In connection with the acquisition of InterVideo, we assumed all the obligations of their existing 19 locations. As part of our integration activities some of these locations have now been closed or merged with existing Corel offices.
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
     At the time of the acquisition of InterVideo, InterVideo was involved in certain legal proceedings and was the subject of demands, claims and threatened litigation that arose in the normal course of its business, including assertions that it may be infringing patents or other intellectual property rights of others. An estimate to settle these claims has been included in the preliminary purchase price allocation of InterVideo, however, it is possible that such estimates may be significantly different from the settlement amounts. This difference may be reflected in the final purchase price allocation if resolved during the allocation period.
     During the period ending August 31, 2007, we resolved an ongoing patent infringement proceeding as described below:
     Electronics For Imaging, Inc., Massachusetts Institute of Technology v. Corel Corporation et al. Plaintiffs filed this patent infringement action on December 28, 2001 against the Company and 213 other defendants in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patent 4,500,919. The patent expired on May 6, 2002. Plaintiffs allege that the defendants infringed the patent through the use of various color management and correction systems in their products. Plaintiffs seek unspecified damages and attorneys fees. Following the Markman hearing and the trial court’s rulings on various summary judgment motions the plaintiffs dismissed all claims against every remaining defendant except the Company, Microsoft, Roxio, Abacus and MGI Software. The plaintiffs then stipulated to non-infringement in respect of these remaining defendants including the Company, and the action was dismissed in November 2004. In December 2004, the plaintiffs filed an appeal of various interlocutory rulings by the trial court including the trial court’s ruling on the Markman hearing and certain of the summary judgment decisions. On September 13, 2006 the US Court of Appeals for the Federal Circuit issued a decision on the appeal vacating, in part, the trial court’s dismissal and remanding the matter back to the trial court for further proceedings consistent with the Court of Appeals’ ruling. In August 2007, a settlement was reached with the Plaintiff, and in September 2007 the District Court dismissed the action. The impact of the settlement was immaterial to the results from operations.
     At August 31, 2007, we were a defendant in an ongoing patent infringement proceeding described below
     Disc Link Corporation v. H&R Block Digital Tax Solutions, Corel Corporation, Corel Inc., et al. Plaintiff filed this patent infringement action on April 10, 2007, against Corel Corporation and Corel Inc. (collectively “Company”) and 26 other defendants in the U.S District Court for the Eastern District of Texas, alleging infringement of U.S. Patent 6,314,574. The patent issued November 6, 2001. Plaintiff alleges that the defendants infringed the patent through the use of hyperlinks in software in software applications sold on discs, in particular hyperlinks which allegedly facilitate the provision of certain types of technical support. Company filed its answer and counterclaims to Plaintiff’s complaint on July 13, 2007. On August 1, 2007, twenty-one defendants including Company filed a motion to transfer this case to another court. A decision on the motion to transfer has not been issued by the court. As of the end of August 2007, several defendants have entered into license agreements with Plaintiff and settled their disputes with respect to this lawsuit. Company believes it has meritorious defenses to the Plaintiff’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain.
     At the beginning of the third quarter of fiscal 2007, Corel received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry’s reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. Subsequent to August 31, 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$5.8 million. The Company intends to vigorously defend against the reassessment. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in its recorded income tax expense and may adversely affect its liquidity. However, the Company believes that the positions taken in its tax returns are correct and estimates the potential loss from the re-reassessment will not have a material impact on our financial condition or results of operations.

Obligations under Capital Leases
     In 2007, Corel entered into various capital leases totaling $2,991. The leases expire on various dates, at which time the Company has the right, but not the obligation, to purchase the equipment. Minimum lease payments for capital leases in aggregate and for the next five years are as follows:

Obligations under Capital Leases
2007 (remainder of)	$167
2008	904
2009	904
2010	825
2011	320
Thereafter	191

Total minimum lease payments	$3,311
Interest included in minimum payments at rates varying between 6.94% to 7.89%	447

Present value of minimum lease payments	2,864
Less current portion	655

$2,209

Operating Lease Commitments
On August 9, 2007 management entered into a new lease agreement for the rental of office space at our corporate head office in Ottawa. The agreement extends over the period of January 1, 2008 through December 31, 2017. The committed amount for basic rent over this period is $12,401.
Letter of Credit
     As at August 31, 2007, a balance of $2.2 million was outstanding on the letter of credit balance available to us under our credit facility agreement. The letter of credit is used as a bond for a litigation ruling that is in the process of being appealed.
9. Shareholders’ Equity
Stock option plans
     The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
	2007	2006	2007	2006
Cost of products	$15	$4	$33	$19
Cost of maintenance and services	3	2	7	6
Sales and marketing	468	231	1,049	543
Research and development	369	101	857	217
General and administration	915	467	2,122	1,666

Total stock-based compensation expense	$1,770	$805	$4,068	$2,451

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

     The fair value, estimated using the Black-Scholes model, of all options granted during the quarter ended August 31, 2007 and August 31, 2006, was estimated as of the date of grant using the following weighted average assumptions:

	Three Months Ended
	August 31,
	2007	2006
Expected option life (years)	7	7
Volatility	30.64%	36.11%
Risk free interest rate	4.92%	4.46%
Forfeiture Rate	16.58%	16.82%
Dividend yield	Nil	Nil
     As of August 31, 2007, there was $13,856 of unrecognized compensation cost related to equity incentive plans, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Corel employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. Additionally, as of August 31, 2007, there was $1,942 of unamortized deferred compensation, related to the acquisition of InterVideo, which will be recognized over a period of 3.28 years.
2006 Equity Incentive Plan
     The 2006 Equity Incentive Plan was adopted by the Board of Directors in February 2006. This plan provides for the grant of options to employees and employees of the Company’s subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share-based awards (“options”) to the Company’s employees, consultants and directors, and employees, consultants and directors of the Company’s subsidiaries and affiliates. In May 2007, the board of directors authorized that an additional 2,000,000 common shares were available for issuance. Corel has 4,459,025 remaining common shares authorized for issuance under the 2006 Equity Incentive Plan.
     Option activity under the 2006 Equity Incentive Plan for the three and nine month periods ended August 31, 2007 are presented below:

				Weighted Average
			Weighted Average	Grant Date Fair
	Options		Exercise Price	Value
Balance at November 30, 2006	513,333		$9.56	$6.26
Granted	90,260		13.68	4.97
Assumed in exchange for InterVideo stock options, (note 4)	1,700,717		12.95	2.06
Exercised	(143,970)		8.65	4.75
Forfeited	(117,313)		13.09	3.58

Outstanding at February 28, 2007	2,043,027		$12.47	$3.13
Granted	1,295,283		12.83	4.93
Exercised	(115,356)		10.78	4.55
Forfeited	(276,532)		14.48	2.06

Outstanding at May 31, 2007	2,946,422		$12.51	$3.97
Granted	424,372		13.40	5.33
Exercised	(130,018)		11.04	6.13
Forfeited	(357,847)		13.56	3.45

Outstanding at August 31, 2007	2,882,928		$12.61	$4.51

Exercisable at August 31, 2007	750,150		$12.63	$3.25

Weighted average remaining life of the outstanding options	8.79	Years
Total intrinsic value of exercisable options	$110
Weighted average remaining life of the exercisable options	7.01	Years
     During fiscal 2007 the Company has issued 50,000 units of restricted stock to senior officers of the Company under the 2006 Equity Incentive Plan. There are 30,000 and 20,000 units which will vest fully if the officers remain with the Company until June 1, 2008 and April 24, 2011, respectively. Furthermore, if certain performance conditions are met, 20,000 of these restricted stock units may vest earlier. These units will begin to vest on September 1, 2007 and will vest fully by April 24, 2011.
     These units were classified as equity awards and accordingly were valued at the market price of our shares on the date the Board authorized their issuance.

2003 Share Option and Phantom Share Unit Plan
     As options are no longer offered for distribution under this plan, in the three months ended May 31, 2007 no options were granted. Unit activity for the three and nine month periods ended August 31, 2007 is presented below: Corel has 1,233,523 remaining common shares authorized for issuance under the 2003 Equity Incentive Plan.

				Weighted
				Average
			Weighted	Grant Date
			Average	Fair
	Options		Exercise Price	Value

Balance, November 30, 2006	1,320,714		$1.98	$7.24
Exercised	(35,043)		1.17	3.42
Forfeited	(4,031)		4.46	5.17

Balance, February 28, 2007	1,281,640		$1.98	$7.22
Exercised	(123,103)		1.17	6.52
Forfeited	(6,485)		1.79	5.65

Balance, May 31, 2007	1,152,052		$2.07	$7.30
Exercised	(83,055)		1.17	6.47
Forfeited	(30,345)		1.81	5.60

Balance, August 31, 2007	1,038,652		$2.15	$6.25
Exercisable at August 31, 2007	703,185		$1.71	$5.73

Weighted average remaining life of the outstanding options	7.41	Years
Total intrinsic value of exercisable options	$7,781
Weighted average remaining life of the exercisable options	7.25	Years
10. Restructuring Charges
InterVideo Acquisition Related Restructuring Charges
     In conjunction with the acquisition of InterVideo, management has implemented a restructuring plan (“InterVideo plan”) and has incurred restructuring charges in fiscal 2007 related to this plan. The InterVideo plan includes the reduction of headcount across all functions, the closure of certain facilities and the termination of certain redundant operational contracts. These charges have been included in the purchase price of InterVideo (refer to note 4).
     As of August 31, 2007, the majority of the headcount reductions have been identified and completed. Facilities that will be closed have been identified and notices of termination are in process. Restructuring activities are expected to be completed by the end of fiscal 2007.
     A summary of restructuring activities related to the acquisition of InterVideo that have been included as part of the purchase price allocation follows:

				Balance as at
	Initial Estimate	Changes in Estimate	Cash Payments	August 31, 2007
Termination benefits	$2,969	(208)	$2,047	$714
Cost of closing redundant facilities	900	481	638	743

Total	$3,869	273	$2,685	$1,457

     Pursuant to Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, all restructuring charges related to the InterVideo acquisition are recognized as a part of the purchase price allocation and have been accrued for as of August 31, 2007. Any changes in estimates related to the InterVideo plan would result in an offsetting change to Goodwill.
     Restructuring costs of $811 incurred in the nine months ending August 31 2006 represent severance costs related to the realignment of our sales and marketing force in the Americas and our research and development team.

11. Net Income (Loss) Per Share
     With the exception of the three month period ending August 31, 2006, the impact of the potential exercise of Corel options is anti-dilutive in the periods presented. Potentially dilutive instruments relating to the weighted average number of common shares subject to options outstanding for the nine month period ended August 31, 2006 and the three and nine month periods ended August 31, 2007, were 1,512,000 options, 4,003,000 options, and 3,394,000 options, respectively. For the three months ending August 31, 2006, the dilutive impact of the outstanding options on common shares was 854,000.
12. Change in Operating Assets and Liabilities

	Three months ended		Nine months ended
	August 31		August 31
	2007	2006	2007	2006
Accounts receivable	$(4,695)	$1,653	$6,184	$4,173
Inventory	185	360	1,407	(279)
Prepaids and other current assets	(73)	(70)	(38)	(189)
Accounts payable and accrued liabilities	(4,108)	(1,794)	(12,221)	(5,330)
Due to related parties	—	—	(167)	—
Accrued interest	(504)	161	(418)	(100)
Taxes payable	(37)	(3,658)	1,212	(577)
Deferred revenue	2,845	(105)	720	(1,679)

Total change in operating assets and liabilities	$(6,387)	$($3,453)	$(3,321)	$(3,981)

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
     Revenues by product and region are disclosed in the following table:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2007	2006	2007	2006

By product category:
Graphics and Productivity	$33,683	$32,619	$102,264	$103,330
Digital Media	26,687	8,635	75,772	26,421

	$60,370	$41,254	$178,036	$129,751

By geographic region:
Americas Canada	$1,159	$3,694	$6,106	$7,354
United States	29,147	21,778	82,057	68,684
Other	1,120	1,087	3,471	3,103
Europe, Middle East, Africa (EMEA)	14,566	10,887	49,332	40,336
Asia Pacific (APAC)	14,378	3,808	37,070	10,274

	$60,370	$41,254	$178,036	$129,751

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
     Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this filing (including in the section entitled “Risk Factors” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. Forward-looking statements are based on estimates and assumptions made by Corel in light of its experience of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. However, many factors could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including, without limitation, the following factors:
•	we face competition from companies with significant competitive advantages, such as significantly greater market share and resources;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply;

•	we rely on relationships with a small number of strategic partners and these relationships can be modified or effectively terminated at any time without our approval;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors;

•	our “Alta” strategy, as described in our 10-K filing for the period ended November 30, 2006, may fail to achieve market acceptance with consumers and our strategic partners;

•	many of our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth, accordingly, we must develop new products, successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth;

•	we have significantly higher levels of indebtedness following the InterVideo acquisition, including an additional $69.5 million of term loan debt and an additional $7.0 million under our operating line of credit, which could have important consequences for our business such as limiting our ability to make further significant acquisitions;

•	our acquisition strategy may fail for various reasons, including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses; and

•	we face potential claims from third parties who may hold patent and other intellectual property rights which purport to cover various aspects of our products and from certain of our customers who may be entitled to indemnification from us in respect of potential claims they may receive from third parties related to their use or distribution of our products.
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

     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three month and nine month periods ended August 31, 2007. All amounts are in United States dollars, except as otherwise noted.
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
OVERVIEW OF THE QUARTER
Operating Performance
     Results for the three and nine months ended August 31, 2007 include the results from our acquisition of InterVideo as of December 12, 2006.
     Revenue for the third quarter was $60.4 million, up 46.3% from the three month period ending August 31, 2006. Excluding InterVideo revenue of $19.7 million in the third quarter, revenue from the Corel business was $40.6 million, a decline of 1.5% year over year, primarily driven by a decrease in revenue from our WordPerfect and Digital Imaging (Paint Shop Pro, Snapfire and Photo Album) products. WordPerfect and the Digital Imaging products declined by $4.0 and $1.7 million, respectively in the third quarter, and the rest of the Corel portfolio, excluding InterVideo products, grew by $5.0 million or by 21.8% year over year. This was primarily driven by growth of WinZip, CorelDRAW, Painter and iGrafx products.
     Our net loss for the third quarter of 2007 was $6.8 million, or a loss of $0.27 per share, compared to a net income of $5.5 million, or $0.22 per share in the third quarter of 2006. Cash provided by operations was $503,000 in the quarter. The year-to-date results were impacted by a number of items resulting from the acquisition of InterVideo, primarily related to the inability to recognize certain revenues and acquisition charges, including the write-off of acquired in-process research and development.
Acquisition of InterVideo
     On December 12, 2006, we acquired InterVideo, a provider of digital media authoring and video playback software with a focus on high-definition and DVD technologies, in an all cash transaction of approximately $198.6 million. As part of the acquisition of InterVideo, we completed the acquisition of the remaining voting equity interest in Ulead, a subsidiary of InterVideo, on December 28, 2006, in an all cash transaction of approximately $21.7 million. The acquisition was funded through an additional $70.0 million term borrowing, $43.0 million draw on our revolving line of credit and the remaining in cash of the combined Company. Since the acquisition we have repaid $36.0 million on the revolving line of credit.
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
     InterVideo has historically derived a substantial portion of its revenue from sales of its flagship product, WinDVD, a DVD player software, to PC Original Equipment Manufacturers (“OEMs”). In the future, we expect to derive an increasing percentage of our revenue from sales of products other than WinDVD, including:
•	DVD Movie Factory, a consumer DVD authoring software

•	VideoStudio, a video editing software; and

•	PhotoImpact, image editing software

•	DVD Copy

     As a result of the acquisition, for this period and future periods, we will report on Corel’s two product categories: Digital Media and Graphics and Productivity. Our primary Digital Media products include the InterVideo products listed above and also our Paint Shop Pro, Snapfire, Photo Album, and MediaOne products. Our primary Graphics and Productivity products include, CorelDRAW Graphics Suite, WinZip, WordPerfect Office Suite and iGrafx.
RESULTS OF OPERATIONS
Three and Nine Months ended August 31, 2007 and August 31, 2006
     On December 12, 2006, we acquired all of the outstanding shares of InterVideo. Accordingly, because the financial information for the three and nine months ended August 31, 2006 does not include InterVideo operations, they are not directly comparable to the consolidated financial information presented for the three and nine months ended August 31, 2007. In the analysis, “Corel products” refers to the revenues and expenses related to the products which were owned by Corel prior to the acquisition of InterVideo.
Revenues

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
	(unaudited)
Product	$55,018	$36,362	51.3%	$161,875	$115,011	40.7%
As a percent of revenue	91.1%	88.1%		90.9%	88.6%
Maintenance and services	5,352	4,892	9.4%	16,161	14,740	9.6%
As a percent of revenue	8.9%	11.9%		9.1%	11.4%
Total	60,370	41,254	46.3%	178,036	129,751	37.2%
     Total revenues for the three month period ended August 31, 2007 increased by 46.3% to $60.4 million from $41.3 million for the three months ended August 31, 2006. Of this increase, $19.7 million is attributable to additional revenues generated from InterVideo products. There was a revenue decline in Corel products of $605,000 from the same quarter last year. The decline was due to a decrease in WordPerfect revenues of $4.0 million and Digital Imaging revenues of $1.7 million from the same quarter last year, offset by an increase of $5.0 million from the rest of our product portfolio, including growth in WinZip, CorelDRAW, iGrafx, Painter and Designer. Total revenues for the nine month period ended August 31, 2007 increased by 37.2% to $178.0 million from $129.8 million for the nine months ended August 31, 2006. Of this increase, $52.0 million is attributable to additional revenues generated from InterVideo products. There was a revenue decline in Corel products of $3.7 million from the same nine month period last year. The decline was due to a decrease in WordPerfect revenues of $10.9 million and a decrease in the combined Digital Imaging revenues of $2.6 million from the same nine month period last year, offset by an increase of $9.9 million from the rest of our product portfolio, including growth in WinZip, CoreDRAW and iGrafx.
     Product revenues for the three months ended August 31, 2007 increased by 51.3% to $55.0 million from $36.4 million for the three months ended August 31, 2006, and product revenues for the nine months ended August 31, 2007 increased by 40.7% to $161.9 million from $115.0 million over the nine month period ending August 31, 2006. Product revenues for Corel products decreased by $1.1 million or 2.9% to $35.3 million for the three month period ended August 31, 2007. This decline primarily reflects the decline in sales of WordPerfect and the decrease in sales of Digital Imaging products, which was partially offset by an increase in the sales of the rest of the portfolio of products, led by growth in WinZip, CorelDRAW and iGrafx revenues. The decline in WordPerfect revenues for the three and nine month periods ended August 31, 2007 is due primarily to a decrease in point of sale royalties from one of our largest OEM customers, the decrease in enterprise license revenue and the latter part of the product lifecycle given the launch of WordPerfect Office X3 in the first quarter of the prior year. The decline in Digital Imaging revenues for the three and nine months ended August 31, 2007 is primarily attributable to lower POS and APOS (after Point of Sale) revenue for Snapfire at one of our largest OEM customers, a decrease in the level of upgrades from earlier versions of Paint Shop Pro to Paint Shop Pro X1 and the repositioning of this brand as our higher end product relative to our acquired Photo Impact and Photo Express brands. A new version of Paint Shop Pro will be released in the fourth quarter of fiscal 2007. Also, we expect improved performance from the recently announced MediaOne product, which is the follow-on product to Snapfire. Revenues from our WinZip products have increased due to new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues is attributable to significant new customer wins in the Japanese market, the overall competitiveness of our product portfolio and additional marketing and promotional initiatives undertaken in the current year.

The increase in CorelDRAW revenues during the three months ended August 31, 2007 is attributable to growth in the European market due to significant enterprise license agreements and additional promotion and marketing activity.
     Maintenance and services revenues increased by 9.4% to $5.4 million for the three month period ended August 31, 2007 and by 9.6% to $16.2 million for the nine months ended August 31, 2007. This increase is largely attributable to increased sales of WinZip’s maintenance program.
Total Revenues by Product Group
     As a result of our acquisition of InterVideo, we changed our revenue by product group classification so that it was aligned with how we now manage our product groups. Revenues by product for the three and nine month periods ended August 31, 2006 were reclassified to conform to the current period.

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
	(unaudited)
Graphics and Productivity	$33,683	$32,619	3.3%	$102,264	$103,330	(1.0%)
As a percent of revenue	55.8%	79.1%		57.4%	79.6%
Digital imaging	26,687	8,635	209.0%	75,772	26,421	186.8%
As a percent of revenue	44.2%	20.9%		42.6%	20.4%
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

	Version	Quarter of	Quarter of
Product	Current	Current Release	Prior Release
Graphics and Productivity:
CorelDRAW Graphics Suite	13	Q1 2006	Q1 2004
WinZip	11	Q4 2006	Q4 2005
WordPerfect Office Suite	13	Q1 2006	Q2 2004
iGrafx FlowCharter	12	Q2 2007	Q1 2006
Corel Designer Technical Suite	12	Q2 2005	Q3 2003
Corel Painter	10	Q1 2007	Q4 2004
Digital Media
Paint Shop Pro	12	Q4 2007	Q4 2006
MediaOne	2	Q4 2007	Q4 2006
WinDVD	8	Q4 2006	Q2 2005
VideoStudio	11	Q2 2007	Q2 2006
DVD Movie
Factory	6	Q1 2007	Q1 2006
DVD Copy	5	Q3 2006	Q1 2006
PhotoImpact	12	Q3 2006	Q4 2005
     Graphics and Productivity revenues increased by $1.1 million or 3.3% to $33.7 million in the third quarter of fiscal 2007 from $32.6 million in the third quarter of fiscal 2006, and declined by $1.1 million or 1.0% to $102.3 million for the nine month period ending August 31, 2007 as compared to the nine month period ending August 31, 2006. Of this decline, $10.9 million is the result of lower sales of WordPerfect Office. The rest of the Graphics and Productivity portfolio of products increased by $5.0 million or 21.8% as compared to the quarter ending August 31, 2006, and $9.9 million or 13.0% for the nine months ending August 31, 2007. This was primarily driven by growth in WinZip, CorelDRAW and iGrafx revenues. Revenues from our WinZip products have grown significantly due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues is attributable to additional marketing and promotional initiatives undertaken in the current quarter, and new licensing deals in Japan. The increase in CoreDRAW is due to new licensing deals reached in EMEA. The decline in WordPerfect revenues is due primarily to the decrease in point of sale royalties from one of our largest OEM customers, the decrease in enterprise license revenue, and the launch of WordPerfect Office X3 in the first quarter of the prior year.

     Digital Media revenues increased by 209.0% to $26.7 million in the third quarter of fiscal 2007 from $8.6 million in the third quarter of fiscal 2006, and increased by 186.8% to $75.8 million for the nine months ending August 31, 2007. The significant increase is due to the inclusion of $19.7 million and $52.0 million of revenue in the third quarter of fiscal 2007 and the nine months ended August 31, 2007, respectively, that resulted from products acquired with our acquisition of InterVideo on December 12, 2006. Revenue from Corel products decreased by 19.3% to $7.0 million in the third quarter of fiscal 2007, as compared to $8.6 million in the third quarter of fiscal 2006. Revenues from Corel products for the nine month period ending August 31, 2007, have decreased from $26.4 million to $23.8 million year over year. The decrease in revenues was driven by the performance of the Digital Imaging product line which was primarily the result of lower conversion rates and lower point of sales and after point of sales (APOS) revenue at our largest OEM customer. Some of this decline was offset by the growth of MediaOne, which was not sold in the first nine months of the prior year, as we continued to acquire new OEM partners and started to realize the benefit of APOS revenue. Also, during the quarter, we continued to reposition Paint Shop Pro as the high end, high value product in a portfolio of digital imaging products, which now also includes Photo Impact and MediaOne.
Total Revenues by Region

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
	(unaudited)
Americas	$31,426	$26,559	18.3%	$91,634	$79,141	15.8%
As a percent of revenue	52.1%	64.4%		51.5%	61.0%
EMEA	14,566	10,887	33.8%	49,332	40,336	22.3%
As a percent of revenue	24.1%	26.4%		27.7%	31.1%
APAC	14,378	3,808	277.6%	37,070	10,274	260.8%
As a percent of revenue	23.8%	9.2%		20.8%	7.9%
     Revenues in the Americas increased by 18.3% to $31.4 million in the third quarter of fiscal 2007 compared to $26.6 million in the third quarter of fiscal 2006. For the nine months ended August 31, 2007 revenues increased by 15.8% to $91.6 million as compared to revenues for the period ending August 31, 2006. The increase was principally driven by the revenues associated with our new InterVideo products, which generated sales of $8.0 million and $20.1 million, for the three and nine month periods ending August 31, 2007, respectively. Revenues for Corel products declined by 12.0% in the third quarter of fiscal 2007, due to lower WordPerfect and Digital Imaging revenues. WordPerfect decreased due to the decrease in point of sale royalties from one of our largest OEM customers, the decrease in enterprise license revenue, and the launch of WordPerfect Office X3 in the first quarter of the prior year. The decline in Digital Imaging revenues for the three and nine months ending August 31, 2007 is primarily attributable to lower POS revenue at one of our largest OEM customers and the repositioning of this brand as our higher end product relative to our acquired Photo Impact and MediaOne brands. A new version of the product will be released in the fourth quarter of fiscal 2007.
     Revenues in EMEA increased by 33.8% to $14.6 million in the third quarter of fiscal 2007 from $10.9 million in the third quarter of fiscal 2006, and increased by 22.3% to $49.3 million in the first nine months of fiscal 2007 from $40.3 million in the first nine months of fiscal 2006. The main reason for the increase was the revenues generated by our InterVideo products which totaled $2.0 million in the third quarter of fiscal 2007 and $7.3 million for the nine months ending August 31, 2007. Revenues from Corel products increased by 15.8% primarily due to increases in CorelDRAW Graphics Suite and WinZip product sales, which offset decreases in sales in WordPerfect and Digital Imaging product. CorelDRAW Graphics Suite revenues increased in the third quarter in EMEA due to continued advances made in the retail and enterprise market.
     APAC revenues increased by 277.6% to $14.4 million in the third quarter of fiscal 2007 and by 260.8% to $37.1 in the first nine months of fiscal 2007. The increase is due to sales from InterVideo products of $9.7 million and $24.5 million for the three and nine month periods ended August 31, 2007. Revenue growth in Corel products was 22.4% for both the three and nine month periods ended August 31, 2007, due to revenue growth in WinZip and iGrafx. iGrafx growth was larger in this region due to licensing deals reached with one of our distribution partners initiated in the second quarter of fiscal 2007. Revenues from our WinZip products have grown significantly due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging.

Cost of Revenues

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2007	2006	Change	2007	2006	Change
			(dollars in thousands)
			(unaudited)
Cost of product	$12,143	$5,338	127.5%	$34,640	$15,392	125.1%
As a percent of product revenue	22.1%	14.7%		21.4%	13.4%
Cost of maintenance and services	244	287	(15.0)%	663	877	(24.4)%
As a percent of maintenance and service revenue	4.6%	5.9%		4.1%	5.9%
Amortization of intangible assets	6,925	2,712	155.3%	19,055	11,987	59.0%
As a percent of revenue	11.5%	6.6%		10.7%	9.2%
     Cost of Product Revenues. Cost of product revenues increased by 127.5% to $12.1 million in the third quarter of fiscal 2007 from $5.3 million in the third quarter of fiscal 2006, and increased by 125.1% to $34.6 million for the nine months ending August 31, 2007. As a percentage of product revenues, cost of product revenues increased to 22.1% and 21.4% from 14.7% and 13.4% for the three and nine months ended August 31, 2007, respectively. The increase in the period is largely attributable to the change in our product mix caused by the acquisition of InterVideo and introduction of InterVideo product. InterVideo products have higher royalty content then Corel products.
     Cost of Maintenance and Services Revenues. Cost of maintenance and services revenues decreased to 4.6% of related revenues in the third quarter of fiscal 2007 compared to 5.9% in the third quarter of fiscal 2006. For the nine months ended August 31, 2007, costs as a portion of related revenues decreased to 4.1% from 5.9% in the prior period. These increases are primarily attributable to WinZip’s higher maintenance revenues and the limited incremental costs to provide such revenue.
     Amortization of Intangible Assets. Amortization of intangible assets increased by $4.2 million in the three months ended August 31, 2007, from $2.7 million in the three months ended August 31, 2006. This increase is due to the $4.2 million of amortization related to the intangible assets of $86.6 million acquired with InterVideo.
Operating Expenses

	Three Months Ended			Six Months Ended
	August 31,		Percentage	August 31,		Percentage
	2007	2006	Change	2007	2006	Change
			(dollars in thousands)
			(unaudited)
Sales and marketing	$17,231	$11,810	45.9%	$51,827	$40,337	28.5%
As a percent of revenue	28.5%	28.6%		29.1%	31.1%
Research and development	11,282	6,379	76.9%	33,323	19,200	73.6%
As a percent of revenue	18.7%	15.5%		18.7%	14.8%
General and administrative	8,803	5,833	50.9%	27,085	17,421	55.5%
As a percent of revenue	14.6%	14.1%		15.2%	13.4%
Restructuring	—	—	n/a	—	811	(100.0%)
As a percent of revenue	0.0%	0.0%		0.0%	0.6%
Acquired in-process research and development	—	—	n/a	7,831	—	n/a
As a percent of revenue	0.0%	0.0%		4.4%	0.0%
InterVideo integration expenses	2,220	—	n/a	3,865	—	n/a
As a percent of revenue	3.7%	0.0%		2.2%	0.0%
     Sales and Marketing. Sales and marketing expenses increased by 45.9% to $17.2 million in the third quarter of fiscal 2007 as compared to $11.8 million in the third quarter of fiscal 2006. For this quarter, sales and marketing expenses as a percentage of revenue decreased to 28.5%, as compared to 28.6% for the prior period. Sales and marketing expenses increased by 28.5% to $51.8 million for the nine months ended August 31, 2007, as compared to $40.3 million for the nine months ended August 31, 2006 and declined as a percentage of revenue from 31.1% to 29.1%. The increase in sales and marketing expenses is as a result of additional costs associated with assuming InterVideo operations. The decline in expenses as a percentage of revenue from the prior year is due to our integration activities which have created cost synergies in the current period.

     Research and Development. Research and development expenses increased by 76.9% and 73.6% to $11.3 million and $33.3 million in the three and nine months ended August 31, 2007, respectively, as compared to $6.4 million and $19.2 million in three and nine months ended August 31, 2006, respectively. The increase in research and development expenses is as a result of additional costs associated with assuming InterVideo operations. As a percentage of total revenues, research and development expenses increased to 18.7% from 15.5% in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. The costs as a percentage of revenue have increased due to the mix of InterVideo products which traditionally are more research intensive relative to Corel products.
     General and Administration. General and administration expenses increased to $8.8 and $27.1 million in the three and nine months ended August 31, 2007, respectively, from $5.8 million and $17.4 million for the three and nine months ended August 31, 2006. The increase in general and administration costs is due largely to the assumption of InterVideo operations and resources as well as additional charges incurred to be compliant with Sarbanes Oxley. As a percentage of total revenues, general and administration expenses remained consistent at 14.6% in the third quarter of fiscal 2007, as compared to the third quarter of fiscal 2006.
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
     InterVideo Integration Expense: Integration costs relating to the acquisition of InterVideo totaling $2.2 million and $3.9 million have been recorded for the three and nine month periods ending August 31, 2007. These costs relate to the integration of the InterVideo business into our existing operations, including travel costs, retention bonuses, incremental employees engaged solely for integration activities, other incremental costs for Corel employees who worked on the integration planning process, consultants for integrating systems, and other one time charges for integrating systems.
Non-Operating (Income) Expense

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
	(dollars in thousands)
	(unaudited)
Loss on debt retirement	—	$17	$—	$8,292
Interest expense, net	4,195	2,334	11,834	9,404
Amortization of deferred financing fees	270	188	804	989
Other non-operating (income) expenses	(497)	377	(650)	(271)

Total non-operating expenses	3,968	$2,916	$11,988	$18,414

     Interest Expense, Net. Net interest expense increased by $1.9 million in the third quarter of fiscal 2007 from $2.3 million in the third quarter of fiscal 2006, and increased by $2.4 million for the nine months ending August 31, 2007, as compared to the prior year. The increase is due to the additional long-term debt as a result of our acquisitions as well as a loss of $337,000 resulting from the decline in the fair value of our interest rate swaps in the period
     Amortization of Deferred Financing Fees. Amortization of deferred financing fees increased to $270,000 in the third quarter of fiscal 2007 from $188,000 in the third quarter of fiscal 2006, as a result of the additional debt we assumed on the acquisition of InterVideo. However, the amortization of deferred financing fees decreased to $804,000 from $989,000 for the current nine month period ending August 31, 2007 compared to nine months ended August 31, 2006 decreased due to the write-off of financing fees relating to debt retired in April 2006.
Income Tax Expense (Recovery)
     For the three and nine months ended August 31, 2007, the Company recorded a tax provision of $4.3 million and $4.1 million on a loss before income taxes of $2.4 million and $12.2 million, respectively. The majority of the tax provision relates to an additional $5.0 million valuation allowance against all deferred tax assets assumed in the InterVideo acquisition. In the current quarter, we determined that it no longer more likely than not that the deferred tax assets would be realized, and accordingly a valuation allowance was recorded. The remaining balance reflects foreign withholding taxes plus provisions for income taxes for subsidiaries that have taxable income in the period, offset by a reduction in our deferred income tax liability related to the amortization of intangible assets recorded on the acquisition of InterVideo. We have increased the valuation allowance to fully provide for tax losses realized by other subsidiaries in the quarter.
     For the three months ended August 31, 2006, we recorded a tax provision of $485,000 on income before income taxes of $6.0 million. The entire provision is for current taxes. Current taxes consist of foreign withholding taxes plus taxes incurred by our foreign subsidiaries, including $251,000 relating to WinZip operations
     At the beginning of the third quarter of fiscal 2007, Corel received a notice of reassessment from the Ministry of Revenue of Ontario ( the “Ministry”) for CDN$13.4 million. The Ministry’s reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. Subsequent to August 31, 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$5.8 million. The Company intends to vigorously defend against the reassessment. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in its recorded income tax expense and may adversely affect its liquidity. However, the Company believes that the positions taken in its tax returns are correct and estimates the potential loss from the re-reassessment will not have a material impact on our financial condition or results of operations.
FINANCIAL CONDITION
     Working Capital
     Our working capital deficiency at August 31, 2007 was $19.3 million, a decrease of $50.5 million from the November 30, 2006 working capital surplus of $31.2 million. The decrease is primarily attributable to the financing of the acquisition of InterVideo and the working capital deficiency of $21.1 million which existed in InterVideo when we completed the purchase on December 12, 2006. The acquisition of InterVideo used approximately $69.6 million of working capital, consisting of $19.1 million of cash, $43.0 million operating line of credit and $7.7 million of direct transaction and restructuring costs. We have since repaid $36.0 million of the operating line of credit over the nine month period ending August 31, 2007. Our working capital deficiency has improved by $11.2 million from its position at May 31, 2007. In addition, the Company has and expects to continue generating cash which we expect will reduce the working capital deficiency over the next 12 months.
     Liquidity and Capital Resources
     As of August 31, 2007, our principal sources of liquidity are cash and cash equivalents of $21.2 million and trade accounts receivable of $24.3 million. As a part of our senior credit facility, we also entered into a five-year $75.0 million revolving line of credit facility, of which $68.0 million is unused as at August 31, 2007. In addition, we expect to generate cash during the remainder of the fiscal year which will allow us to reduce our current working capital deficiency.
     Cash provided by operations decreased by $5.5 million to $503,000 for the three months ended August 31, 2007 compared to $6.0 million for the three months ended August 31, 2006. The decrease to our change in net operating assets in this quarter is largely due to the timing of certain cash receipts from significant OEM’s and a reduction of our accounts payable. Cash provided by operations for the nine months ended August 31, 2007 of $15.7 million has decreased by $6.0 million from $21.7 million for the nine months ended August 31, 2006. The decrease is consistent with the decrease in cash provided by operations in the third quarter.
     Cash used by financing activities was $5.0 million for the three months ended August 31, 2007 compared to $3.9 million for the three month period ended August 31, 2006. The increase in cash used by financing relates to the net repayment of $6.0 million on our operating line of credit during the period offset by the $1.3 million of cash provided from the exercise of stock options, as compared to the public offering costs of $3.2 million in the third quarter of fiscal 2006. Cash provided by financing activities increased by $84.3 million to $78.0 million for the nine month period ending August 31, 2007 as compared to the usage of cash of $6.3 million for the similar period in the prior fiscal year. This increase is largely due to an additional term loan of $70.0 million to execute the acquisition of InterVideo, net draws from our operating line of credit of $7.0 million, and additional cash generated by the exercise of stock options of $4.0 million.
     Cash used in investing activities was $123.5 million in the nine months ended August 31, 2007, a significant increase over the cash used of $1.5 million in the nine months ended August 31, 2006. This cash outlay reflects the purchase of InterVideo on December 12, 2006 and the remaining interest in Ulead on December 28, 2006 for $121.4 million. Cash used in investing activities increased by $1.0 million to $1.6 million for the three months ending August 31, 2007, as compared to the cash used of $616,000 in the similar period ending August 31, 2006, resulting from additional restructuring and direct transaction costs related to the InterVideo acquisition of

$203,000 and additional purchase of property, plant, and equipment of $825,000. During the third quarter, we entered into capital leases for capital assets with a value of $0.5 million. For the nine months ending August 31, 2007 we have entered into capital leases with a value of $3.0 million for assets. Payments on these leases will be made until fiscal 2013.
     At the beginning of the third quarter of fiscal 2007, Corel received a notice of reassessment from the Ministry of Revenue of Ontario ( the “Ministry”) for CDN$13.4 million. The Ministry’s reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. Subsequent to August 31, 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$5.8 million. The Company intends to vigorously defend against the reassessment. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in its recorded income tax expense and may adversely affect its liquidity. However, the Company believes that the positions taken in its tax returns are correct and estimates the potential loss from the re-reassessment will not have a material impact on our financial condition or results of operations.
Adjusted EBITDA
     As of August 31, 2007 we were in compliance with all debt covenants. We have included the following reconciliation from the cash flow provided by operations to the Adjusted EBITDA used in the covenant calculations. Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. Adjusted EBITDA was $13.5 million in the third quarter of fiscal 2007 compared to $12.4 million in the third quarter of fiscal 2006. For the nine months ending August 31, 2007, adjusted EBITDA was $37.4 compared to $40.5 for the nine months ending August 31, 2006.
     Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For the three months ended August 31, 2007 and 2006, we had cash flows provided by operations of $503,000 and $6.0 million, respectively. For nine six months ended August 31, 2007 and 2006, we had cash flow from operations of $15.7 million and $21.7 million, respectively The table below reconciles Adjusted EBITDA to cash flow from operations:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(dollars in thousands)	2007	2006	2007	2006
Cash flow provided by / (used in) operations	$503	$6,032	$15,727	$21,699
Change in operating assets and liabilities	6,387	3,453	3,321	3,981
Interest expenses, net	4,195	2,334	11,834	9,404
Income tax provision	4,314	485	4,082	5,427
Deferred income taxes	(3,667)	—	(1,352)	(636)
Provision for bad debts	(115)	24	(180)	(150)
Unrealized foreign exchange losses on forward contracts	26	43	(9)	(178)
Gain / (Loss) on Interest Rate Swap	(337)	—	245	—
Loss on disposal of fixed assets	(48)	—	(102)	—
InterVideo integration costs	2,220	—	3,865	—
Restructuring costs	—	—	—	811
Reorganization costs	—	—	—	117

Adjusted EBITDA	$13,478	$12,371	$37,431	$40,475

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
     Given the amount of debt that we have, if lending rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense would change by $497,000 for each 0.5% change in interest rates, based on debt outstanding as of August 31, 2007. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and related future cash outflows. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
     As of August 31, 2007, our interest rate swaps convert an aggregate notional principal amount of $59.5 million (or approximately 37% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 9.40% to 9.49%. We have recorded a loss of $337,000 and a gain of $245,000 as a result of recording this interest rate swap at fair value for the three and nine month periods ended August 31, 2007, respectively.
Foreign Currency Risk
     We earn most of our revenues in U.S dollars and the majority of our operating activities are located in Canada. Therefore, we incur a disproportionate percentage of costs in Canadian dollars as compared to Canadian dollar denominated revenues. We are therefore exposed to loss as the Canadian dollar appreciates against the U.S. dollar.
     We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in U.S. and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of August 31, 2007 we had one foreign exchange contract for $1.0 million against the Canadian Dollar that was settled on September 17, 2007.
     As we also operate internationally, a portion of our business outside North America is conducted in currencies other than the U.S. dollar. Accordingly, the results of our business may also be affected by fluctuations in the U.S. dollar against certain European and Asian currencies, in particular the Pound Sterling, the Yen, the new Taiwan dollar and Euro. Our exposure to these and other currencies is minimized due to certain hedges naturally occurring in our business as we have decentralized sales, marketing and support operations in which most costs are local currency based.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     We acquired InterVideo on December 12, 2006 and contemporaneously with the closing of the acquisition commenced the process of conducting an ongoing review of the internal control over financial reporting of InterVideo. During the course of this evaluation, we made certain preliminary observations in respect of potential material weaknesses related to the financial reporting of InterVideo; specifically the potential weakness related to accounting for the acquisition of InterVideo and the related consolidation of their financial results. We have advised Corel’s Audit Committee and its Auditors of these preliminary observations. A material weakness is a control deficiency, or a combination of control deficiencies, that result(s) in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

     To address this potential issue the Company has taken the following actions to remediate the potential material weakness described above:
•	Hired and is in the process of hiring additional staff to review the consolidation reports and process

•	Hired consultants to assist with the migration of InterVideo to Corel’s current financial reporting software, which was finalized in the third quarter of 2007.

•	Temporarily relocated certain Corel senior management to InterVideo’s operating sites in Fremont and Taiwan.
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
     During the period ending August 31, 2007, we resolved an ongoing patent infringement proceeding as described below:
     Electronics For Imaging, Inc., Massachusetts Institute of Technology v. Corel Corporation et al. Plaintiffs filed this patent infringement action on December 28, 2001 against the Company and 213 other defendants in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. patent 4,500,919. The patent expired on May 6, 2002. Plaintiffs allege that the defendants infringed the patent through the use of various color management and correction systems in their products. Plaintiffs seek unspecified damages and attorneys fees. Following the Markman hearing and the trial court’s rulings on various summary judgment motions the plaintiffs dismissed all claims against every remaining defendant except the Company, Microsoft, Roxio, Abacus and MGI Software. The plaintiffs then stipulated to non-infringement in respect of these remaining defendants including the Company, and the action was dismissed in November 2004. In December 2004, the plaintiffs filed an appeal of various interlocutory rulings by the trial court including the trial court’s ruling on the Markman hearing and certain of the summary judgment decisions. On September 13, 2006 the US Court of Appeals for the Federal Circuit issued a decision on the appeal vacating, in part, the trial court’s dismissal and remanding the matter back to the trial court for further proceedings consistent with the Court of Appeals’ ruling. In August 2007, a settlement was reached with the Plaintiff, and in September 2007 the District Court dismissed the action.

     At August 31, 2007, we were a defendant in an ongoing patent infringement proceeding described below
     Disc Link Corporation v. H&R Block Digital Tax Solutions, Corel Corporation, Corel Inc., et al. Plaintiff filed this patent infringement action on April 10, 2007, against Corel Corporation and Corel Inc. (collectively “Company”) and 26 other defendants in the U.S District Court for the Eastern District of Texas, alleging infringement of U.S. Patent 6,314,574. The patent issued November 6, 2001. Plaintiff alleges that the defendants infringed the patent through the use of hyperlinks in software in software applications sold on discs, in particular hyperlinks which allegedly facilitate the provision of certain types of technical support. Company filed its answer and counterclaims to Plaintiff’s complaint on July 13, 2007. On August 1, 2007, twenty-one defendants including Company filed a motion to transfer this case to another court. A decision on the motion to transfer has not been issued by the court. As of the end of August 2007, several defendants have entered into license agreements with Plaintiff and settled their disputes with respect to this lawsuit. Company believes it has meritorious defenses to the Plaintiff’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain.
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

Date: October 11, 2007