Form 10-K
period 2007-11-30
COREL CORP
filed 2008-02-08
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐     Smaller reporting company  ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common shares on May 31, 2007 of $13.80, as reported on the Nasdaq Global Market, was approximately $101.6 million. Common shares held as of May 31, 2007 by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 22, 2008 the Registrant had outstanding 25,459,451 common shares, no par value.

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

PART I

ITEM 1.	BUSINESS

We are a leading global packaged software company with an estimated installed base of over 100 million current users in over 75 countries. We provide high quality, affordable and easy-to-use Graphics and Productivity and Digital Media software. Our products enjoy a favorable market position among value-conscious consumers and small businesses benefiting from the widespread, global adoption of personal computers, or PCs, and digital capture devices. The functional departments within large companies and governmental organizations are also attracted to the industry-specific features and technical capabilities of our software. Our products are sold through a scalable distribution platform comprised of OEMs, our global e-Stores, and our international network of resellers and retail vendors. We have broad geographic representation with dedicated sales and marketing teams based in the Americas, EMEA/ANSEAK and Japan. Our product portfolio includes well-established, globally recognized brands.

An important element of our business strategy is to grow revenues through acquisitions of companies or product lines. We intend to focus our acquisition activities on companies or product lines with proven and complementary products and established user bases that we believe can be accretive to our earnings shortly after completion of the acquisition. While we review acquisition opportunities on an ongoing basis, we currently have no binding obligations with respect to any particular acquisition.

Graphics and Productivity

Our primary Graphics and Productivity products are CorelDRAW Graphics Suite, Corel Painter, Corel DESIGNER, WinZip, iGrafx and WordPerfect Office Suite. CorelDRAW Graphics Suite is a leading vector illustration, page layout, digital image editing and bitmap conversion software suite used by design professionals and small businesses. Corel Painter is a Natural-Media® painting and illustration software featuring digital brushes, art materials and textures that mirror the look and feel of their traditional counter parts. Corel DESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. WinZip is a compression utility developed in 1991, and purchased by us in May 2006 is the most widely used aftermarket compression utility, with more than 40 million licenses sold to date. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. WordPerfect Office Suite was first developed in 1982 and marketed by Corel since 1996, is the leading Microsoft-alternative productivity software and includes Microsoft-compatible word processing, spreadsheet and presentation functionality

Digital Media

Our primary Digital Media products are Corel Paint Shop Pro, Corel Media One and various products acquired in December 2006 as part of the purchase of InterVideo. These products include WinDVD, VideoStudio, DVD Movie Factory, DVD Copy and PhotoImpact. Corel Paint Shop Pro digital image editing and management applications are used by novice and professional photographers and photo editors. Corel Media One is a multimedia software program for organizing and enhancing photos and video clips. WinDVD is the world’s leading DVD player software for use on PCs. VideoStudio is our video editing and DVD authoring software for users who want to produce professional-looking videos, slideshows and DVDs. DVD Movie Factory is a consumer DVD authoring software. DVD Copy is an application that copies and backs up DVDs and CDs in multiple device formats. Photo Impact is an image editing software.

Corporate History

We were incorporated in Canada under the Canada Business Corporations Act in May 1985. In January 1989, we released CorelDRAW, a market-leading full-featured graphics software product. In November 1989, we completed an initial public offering of our common shares. In January 1996, we acquired the WordPerfect family of software products. In August 2003, we were acquired by Vector Capital and were continued as a private corporation organized under the Business Corporations Act (Ontario). Following our acquisition by Vector Capital, we undertook a significant restructuring of our business. As part of this restructuring, we divested our underperforming product lines, discontinued speculative research and development activity, refocused on our core product offerings and implemented company-wide expense reduction measures.

In October 2004, we acquired Jasc, a leading Digital Media packaged software company, for total consideration of $36.7 million, consisting of $34.3 million in cash and 379,677 of our common shares. Through the Jasc acquisition, we added Corel Paint Shop Pro and Corel Photo Album to our Digital Media offerings.

In December 2005 we were continued as a corporation organized under the Canada Business Corporations Act. In May 2006, we acquired WinZip and completed an initial public offering of our common shares on the TSX and the NASDAQ Global Market. As consideration for the acquisition, we issued to Vector Capital 4,322,587 of our common shares and repaid all of WinZip’s outstanding indebtedness. Vector Capital acquired WinZip in January 2005. Through this acquisition, we added the WinZip file compression utility to our Graphics and Productivity software offerings.

Fiscal 2007 Activity

Acquisition of InterVideo

On December 12, 2006, we completed the acquisition of InterVideo, a provider of Digital Media authoring and video playback software with a focus on high-definition and DVD technologies. In 2005, InterVideo acquired a majority interest in Ulead, a leading developer of video imaging and DVD authoring software for desktop, server, mobile and Internet platforms. On December 28, 2006 we completed the acquisition of the remaining interest in Ulead. The acquisitions of InterVideo and Ulead (“InterVideo”) were completed in a cash transactions totaling approximately $220.4 million. We purchased InterVideo for $13.00 per share of InterVideo common stock. We financed the acquisitions through a combination of our cash reserves, InterVideo’s cash reserves and debt financing which included an amendment to our existing credit agreement to increase available term borrowings by $70.0 million. In addition, outstanding stock options held by InterVideo employees were converted into options to purchase our common shares and we assumed pension obligations under benefit plans for various InterVideo employees.

This acquisition substantially expanded our presence in the Digital Media software market by creating a broad portfolio of Digital Media and DVD video products. The main products acquired from InterVideo include: WinDVD, VideoStudio, DVD Movie Factory, DVD Copy and PhotoImpact. These products contributed $73.0 million of revenue in fiscal 2007. With the combination of our Digital Imaging software and InterVideo’s Digital Media products, we now deliver an expanded portfolio of easy-to-use, multi-purpose high-definition video, imaging, and DVD creation products to consumers and enterprises worldwide. In addition the acquisition has enabled us to further extend our presence in emerging markets.

The acquisition combined our key strengths — business model innovation, understanding of end user requirements and established distribution in the Americas and Europe — with InterVideo’s core assets, which include video technology innovation, established partnerships with the world’s leading PC OEM partners, such as Hewlett Packard, Toshiba and Lenovo and strong market presence in the Asia Pacific region. We now have significant development offices in Fremont, California, Taipei and Shanghai and a sales and marketing office in Yokohama, Japan.

Cost synergies arose from this acquisition, which have resulted in a reduction of our combined sales and marketing, research and development and general and administrative expenses as compared to what those expenses would have been if the companies had continued to operate as stand-alone entities. We have completed the process of executing our integration and restructuring actions to achieve these cost reductions in the current and future fiscal years. This included the integration of financial systems, information technology and human resource processes.

As a result of the acquisition, for this period and future periods, we will report on our two product categories: 1) Graphics and Productivity and 2) Digital Media. Our primary Graphics and Productivity products include: CorelDRAW Graphics Suite, Corel Painter, Corel DESIGNER, WinZip, iGrafx and WordPerfect Office Suite. Our primary Digital Media products include the InterVideo products listed above and also our Paint Shop Pro, and MediaOne products.

November 2007 Restructuring

In November 2007, we initiated a restructuring plan to centralize much of our Digital Media operations in Greater China and Fremont, California. Additionally, further changes have been made to our staff to align and balance our global teams. This has resulted in the planned closure of our Minneapolis location in fiscal 2008 as well as the termination of certain employees. We incurred restructuring charges of $1.4 million in the current period as a result of this plan. A further $763,000 of restructuring charges will be recorded in fiscal 2008 as a result of this plan.

Our Industry

Prior to the mid-1990s, the packaged software industry was characterized by high annual growth rates, rapid technological innovation and a relatively large number of viable software providers within each product category. Over the past decade the industry has matured, growth rates have become more stable and market share within each major product category has become highly concentrated, with one or two companies having a dominant market position. Our largest competitors, Microsoft Corporation and Adobe Systems Incorporated, currently hold the majority of the market share in our target markets. Growth rates of packaged software sales in emerging economies are expected to be higher than for the global packaged software market as a whole resulting from more rapidly increasing PC adoption rates in these markets. Additionally, higher growth rates are expected within the Digital Media software market thanks to the proliferation of digital capture devices, the introduction of high definition formats, and finally the explosion of Digital Media content creation and sharing through social networking websites and email.

Our Strategy

Our objective is to profitably grow our installed base of customers and increase sales to our existing users. We plan to achieve this objective through the following strategies:

•	Leverage existing platform and brands to maximize value from acquisitions. We are actively seeking to acquire complementary businesses to ours. Our acquisition and integration strategy is focused on acquisitions of companies with proven and complementary products and established user bases that we believe will be accretive to earnings shortly after the completion of the acquisition. As part of this strategy, in October 2004, we acquired Jasc to extend our reach in graphics and digital imaging software, in May 2006 we acquired WinZip to enhance our productivity software offerings, and in December 2006 we acquired InterVideo and completed the acquisition of Ulead to expand our presence in the Digital Media software market by creating a broad portfolio of digital imaging and DVD video products. We analyze acquisition candidates and effect acquisition transactions to ensure they meet our strategic and operational objectives. We seek acquisition candidates that we believe can benefit from our existing global marketing, sales, distribution and general and administrative infrastructure.

•	Broaden our distribution network to capitalize on the rapid adoption of low cost technologies. We view our relationships with OEMs, other distributors and online services companies as key growth drivers, and we are focused on forging new distribution relationships and broadening our existing relationships. To accomplish this goal, we have implemented a flexible “channel friendly” strategy of providing customized solutions tailored to the specific business needs of OEMs, other distributors and online services companies. We offer these parties:

•	attractive pricing;

•	marketing and sales support and incentives;

•	customized versions of our software; and

•	private label packaging and customized promotional materials.

•	Increase upgrade conversion rates. Increasing upgrade conversion rates represents a significant incremental revenue opportunity for us. We intend to increase upgrade conversion rates through a number of strategic initiatives, including:

•	increasing our database of registered users through on-line registration for new products; this allows us to market product upgrades to these users more effectively;

•	embedding upgrade information directly in our software and employing other types of proactive marketing within our products, including access to Tips and Tricks, product tutorials, online communities and special offers from us and our partners; and

•	offering products in tiers of functionality, such as entry-level, advanced and expert versions, enabling users at varying levels of product knowledge and sophistication to purchase the applications they need and then migrate to the more advanced versions over time.

•	Expand presence in emerging markets. We are expanding our presence in emerging markets, such as China, India, Eastern Europe and Latin America, by continuing to localize our products in additional languages, expanding our reseller network and direct sales force and developing additional regionally-focused versions of our e-Store. We believe these markets represent attractive growth opportunities for us because they are characterized by first time users of low cost PCs and digital cameras who have not yet developed loyalty to a particular brand of software. However, expansion of our operations in these emerging markets will involve a number of risks, challenges and uncertainties. See “Item 1A — Risk Factors — We are subject to risks associated with international operations that may harm our business.”

•	Continue to respond to user needs to better serve specific market sectors and increase loyalty. We will continue to work with our current customer base to help us develop additional product innovations. A particular focus on improving user-experience will strengthen user loyalty while allowing our products to better serve the needs of specific market segments. We have had significant success through our offering of high quality products for specific markets such as the legal and education sectors, and, as we continue to expand, we plan to target additional markets.

•	Continue to deliver high operating margins and positive cash flow. We are committed to maximizing our operating margins and positive cash flow by keeping research and development activities focused on market driven, add-on functionality, utility and geographic reach of our existing product lines rather than pursuing speculative projects. We employ disciplined cost management policies and maintain stringent minimum return-on-investment criteria for our acquisition strategies. Our existing administrative, marketing and distribution infrastructure is highly scalable. We believe it will enable us to grow our revenues without experiencing a proportionate increase in fixed costs, and enabling us to continue to deliver high operating margins.

Our Products

We provide high quality, affordable, and easy-to-use Graphics and Productivity and Digital Media software. The following table identifies our major software products within our two principal product categories:

	Year of	Fiscal
	Initial	Quarter of	Current
	Release	Latest Release	Version

Graphics and Productivity:
CorelDRAW Graphics Suite	1989	Q1 2008	14
Corel Designer Technical Suite	1995	Q2 2005	12
Corel Painter	1991	Q1 2007	10
WinZip	1991	Q4 2006	11
iGrafx FlowCharter	1991	Q2 2007	12
WordPerfect Office Suite	1982	Q1 2006	13
Digital Media
Paint Shop Pro	1991	Q4 2007	12
MediaOne	2007	Q4 2007	2
WinDVD	1999	Q4 2006	8
VideoStudio	1999	Q2 2007	11
DVD Movie Factory	2001	Q1 2007	6
DVD Copy	2003	Q3 2006	5
PhotoImpact	1996	Q3 2006	12

Graphics and Productivity

Our Graphics and Productivity products include CorelDRAW, Corel Painter, Corel Designer Technical Suite, WinZip, iGrafx FlowCharter, and WordPerfect Office Suite.

CorelDRAW Graphics Suite.  CorelDRAW Graphics Suite is an industry-leading vector illustration software application and has received over 300 industry awards throughout the 18 years it has been on the market. The software allows users to create, manipulate and publish drawings and images in a variety of media including in print and on the web. Examples of its uses include creating logos, brochures, newsletters, reports, advertisements, signs, embroidery designs and technical illustrations. CorelDraw Graphics Suite consists of applications for illustration and page layout.

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

Corel Painter Essentials is a simple to use drawing and painting application that also provides an automated method of turning digital photographs into paintings. Users are primarily consumers, hobbyists and school teachers.

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

WinZip.  As one of the most frequently downloaded software products available on the Internet with over 175 million downloads to date, WinZip has developed a strong and highly recognizable brand. The WinZip product line includes three primary products: WinZip, WinZip E-mail Companion and WinZip Self Extractor. WinZip is a widely used compression utility for the Windows platform, allowing users to temporarily reduce the size of their computer files for more effective transmission and storage. WinZip also includes encryption functionality to provide additional security in protecting sensitive information. WinZip is based on the .zip file format, but also supports a number of alternative compression formats. WinZip E-Mail Companion extends WinZip’s functionality to Microsoft’s Outlook and Outlook Express email applications, automating the compression and encryption of email file attachments. WinZip Self Extractor allows users to create archives that can be decompressed without the need for WinZip or other compatible decompression utility.

WinZip has a broad user base that includes individual consumers, small-to medium-sized businesses and large corporations. WinZip is used worldwide, and is currently available in six languages. WinZip’s main competitors include commercial software such as PKZip, Stuffit, and WinRAR, open-source software such as 7-Zip and the basic compression functionality integrated into the Windows operating systems. WinZip’s reliability, ease-of-use, functionality and loyal user base has allowed it to compete effectively with these offerings.

iGrafx Flowcharter (iGrafx).  The iGrafx suite of products allows enterprises to analyze, streamline and optimize their business processes while ensuring compliance with regulatory and service level requirements. Uses of iGrafx include visually depicting the elements of a business process, such as a supply chain solution and identifying, simulating, and visually presenting how a business can improve its business processes. iGrafx’s main competitors are IDS-Scheer Aris, and Metastorm. iGrafx products are currently offered in seven languages.

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

WordPerfect Office Suite is an innovative, full-featured software suite and is the leading alternative to Microsoft Office. Our WordPerfect Office Suite applications are compatible with Microsoft Office’s applications, allowing users to create documents from scratch, open and save documents in multiple versions of the Microsoft Word, Excel and PowerPoint file formats. WordPerfect Office Suite is currently available in five languages and is used principally by governments, legal professionals and corporate legal departments, academic institutions, small-to medium-sized businesses and individual consumers.

Digital Media

Our Digital Media products include Corel Paint Shop Pro, Corel Photo Album, MediaOne and the Digital Media products acquired from InterVideo, including WinDVD, VideoStudio, DVD Movie Factory, DVD Copy and PhotoImpact.

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

MediaOne Plus.  MediaOne Plus is an all-in-one entry level multimedia application that combines simple digital image and video editing tools, slide show, online sharing and scrapbook tools. MediaOne Plus is typically used by family “memory keepers” to organize and share their digital media memories with friends and family. MediaOne Plus also provides end users with easy online backup tools to preserve their data easily.

WinDVD.  WinDVD is the market leading application for DVD, Blu-ray Disc and HD DVD playback on Windows-based personal computers, with an installed base exceeding 175 million copies. WinDVD is bundled with PCs by most of the world’s market leading PC OEMs. In addition to its long established support for standard definition DVD playback, WinDVD now includes support for high-definition video, including H.264, VC-1, WMV-HD and AVCHD as well as high-definition lossless audio options such as Dolby TrueHD.

VideoStudio.  Video Studio is a full featured video editing application that also provides an extensive set of “wizards” and templates to enable ease of use for new users. The base software support DVD and other standard definition formats, while Video Studio Plus adds support for the high-definition Blu-Ray, HD DVD and AVCHD formats. Video Studio provides a full set of tools for the editing and manipulation of video from multiple sources, including SD and HD camcorders. Video Studio Plus also provides one-button encode and upload to YouTubetm.

DVD MovieFactory.  DVD Movie Factory is a powerful consumer authoring and burning application, and provides users with the ability to author video in multiple formats, including DVD, Blu-ray, HD DVD and AVCHD. DVD Movie Factory provides end users with a set of tools and templates for the development of menus and other interactive features for their chosen output format.

DVD Copy.  DVD Copy is an application that copies and backs up DVDs and CDs, converts video files from PC formats to mobile device formats and vice versa, and convert standard and high-definition camcorder formats such as AVCHD to PC and mobile device formats. DVD Copy provides easy-to-use tools for users who wish to take their video data anywhere, including over the internet, on their iPhonetm or other mobile phones as well as many other portable media devices.

PhotoImpact.  PhotoImpact combines easy-to-use photo editing, photo projects tools and digital art to make digital photography and image creativity fast and easy. PhotoImpact is designed for the family “memory keeper” and the graphic arts hobbyist with its effective photo enhancement tools and photo projects. Video enthusiasts can enhance their projects by exporting DVD menus from PhotoImpact directly into DVD MovieFactory and VideoStudio.

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

LinDVD.  LinDVD is the Linux-based version of our DVD software player designed for Linux-based PCs and CE devices. LinDVD is made available to PC OEMs and Linux software distributors for bundling with their system or operating system products.

Customer Support

We provide several customer support options to meet the varied needs of our customers. Support options range from 24 hour 7 day a week free support via the Internet to fee-based options through maintenance agreements for enterprise customers or on a per incident basis for individual consumers. Our customer service representatives provide technical support, answer questions about product specifications, sell our products and provide replacement media and documentation. We maintain a database of technical support articles on our web site that is updated regularly with useful information and frequently asked questions and answers regarding our products. We maintain an Internet news group to provide users with a mechanism to provide feedback as well as receive technical updates and notes. We also provide up-to-date information about common issues and useful tips on our web site. The majority of our in-house customer support personnel are located in Ottawa, Canada, Maidenhead, England and Makati City, Philippines.

Distribution, Sales and Marketing

Distribution

We have a global, multi-channel distribution network, including OEMs, the Internet, retailers and resellers, in over 75 countries through which we are able to distribute our software.

OEMs.  We distribute our software under license agreements with OEMs granting them the right to distribute copies of our software installed on their hardware products. With the acquisition of InterVideo and its existing relationships, we have further broadened our network of OEM’s. We have relationships with over 100 OEMs, including Hewlett Packard, Toshiba, Lenovo, Fujitsu, NEC, Dell and Sony.

Internet Distribution.  Our global e-Stores allow consumers to purchase most of our software products directly from us and is our fastest growing distribution channel. In fiscal 2007, our worldwide e-Store revenue grew by 23% year-over-year; the growth in our e-Store revenue relating to products which existed prior to our acquisition of InterVideo was 8%. Our eStores are the central hub for all After Point of Sale and OEM sales.

Retail and Reseller.  Our retail and reseller channel encompasses our relationships with over 25,000 resellers, including the following:

•	retailers including Office Depot, Best Buy, CompUSA, Staples, Office Max, The Source by Circuit City, Future Shop, Amazon, Dixon System Group and Media Market, who sell our products to consumers and small businesses;

•	software distributors, including Ingram Micro, Tech Data and Navarre, who sell our products to their retail customer base and license programs to their reseller partners;

•	large account resellers, including CDW, Insight, Software House International, SoftChoice, ASAP and Softmart USA, who sell our software directly to large enterprises and government accounts, working closely with our direct sales force to help fulfill orders; and

•	value-added resellers, including independent software vendors, consultants, system integrators and custom application developers, who generally service small to medium-sized businesses and provide varying degrees of technical support, implementation services and customization.

Direct Sales.  Our direct sales force facilitates sales through other channels and the establishment of key relationships with OEMs, retail chains and resellers. The direct sales force also directly targets government and large enterprise clients.

Sales and Marketing

Our global sales and marketing organization, which is comprised of approximately 290 employees located in 23 countries as of November 30, 2007, is focused on increasing sales by establishing and maintaining personal contact with our distributors and customers.

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

Internal Systems

We use various standard applications to provide a flexible and scalable infrastructure to accommodate growth and information needs. We use in-house development resources to maintain these systems and provide custom integration of applications to meet our reporting and business needs. The primary applications we use include Oracle for financial controls, reporting and human resources, Cognos for operational reporting, IBM Websphere for our e-Store, Onyx customer relationship management database for customer and prospective customer information and RightNow Technology interactive knowledge base for customer and technical support. We believe these systems are sufficient to accommodate our anticipated growth.

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

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of trademark, patent, copyright, trade secret, and other common law in the U.S., Canada and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have obtained registrations for many different trademarks in more than 60 separate countries, have numerous issued patents in the U.S. and Canada and own many copyright registrations. Our patents expire on various dates between 2010 and 2021. As part of our hiring process, we typically require employees to execute written agreements containing confidentiality undertakings, intellectual property assignments, non-solicitation obligations, and in some cases, non-competition obligations in our favor.

In addition to the foregoing, we believe the technological and creative skill of our personnel, product developments and frequent product enhancements are essential to establishing and maintaining a competitive advantage.

Our products contain content and technology that we license from third parties. We generally enter into written agreements with independent contractors, consultants, strategic partners and third party content and technology providers, and through these written agreements we seek to obtain and control access to, and distribution of, the intellectual property rights necessary for the continued marketing of our products.

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

Competition

We compete with other software vendors for customers at the retail level and in corporate accounts, and for access to distribution channels. Our two primary competitors are Microsoft and Adobe. We believe that Microsoft Office and Adobe Systems hold most of the global market for Graphics and Productivity software and for Digital Media software. We are the next largest provider of packaged Graphics and Productivity and Digital Media software in our target markets. We also compete with a number of smaller companies, such as Sonic Solutions, Nero, and Cyberlink, that target certain sectors of the packaged software market.

Our Graphics and Productivity products provide features and technical capabilities that are generally comparable to higher-priced products offered by Microsoft and Adobe. Our Digital Media products offer leading edge technologies for DVD playback, authoring and video editing each supporting HD-DVD, Blu-Ray and AVCHD formats, which addresses the growing needs of our most advanced customers as well as our OEM partners. We also compete for strategic relationships with OEMs, online services companies and other distributors. We believe we can provide distributors with attractive pricing, channel specific marketing and sales support, incentives and customized versions of our products and packaging. We believe tailored responses to distributors’ needs distinguishes us from our competition and will allow us to broaden our distribution network.

Research and Development

We have a research and development team of approximately 500 software professionals, the majority of whom are located in our Taiwan office and our corporate headquarters in Ottawa, Canada.

Following the acquisition of InterVideo and Ulead, we now have a stronger concentration of development expertise focused on digital media innovations. While research and development investments in our Graphics and Productivity product lines will remain focused on extending these core technologies to reach users in new customer segments, new vertical markets, and new geographies, our research and development investments in our Digital Media portfolio will focus on maintaining our technological leadership with leading-edge innovations that differentiate our offerings with our end users and OEM partners. The different levels of research and development investment for each of our two main product categories is a reflection of the relative maturity and growth potential of each sector. In all cases, our research and development focus will be on increasing the user enjoyment of our products by concentrating on usability-bringing the most frequently used features to the surface in order to make them more readily accessible and intuitive to users of all skill levels.

Our increased focus on usability is reflected in the enhancements we have made to many of our acquired products. For example, the “no editing” feature in Ulead DVD Movie Factory 6 allows users to create standard or High Definition (HD-DVD or Blu-ray) disks directly from their camcorder, VCR or TV Tuner. Ulead Video Studio 11 Plus features the ability to upload your edited videos directly to YouTubetm; author HD DVDs (at full resolution, with motion menus) using much less expensive Standard Definition DVD disks. Usability improvements also allow us to put hard-to-find features directly at the disposal of our users. For example, DVD Copy 6 Plus allows content to be shared on the Web, emailed or transferred to an iPhone, iPod®, PSP®, Zunetm, or Nintendo DStm as well as on PDAs and mobile phones.

The integrated development teams are already collaborating well on key projects and sharing best practices. The in-product marketing capabilities originally created for Corel MediaOne are now incorporated into WinDVD and DVD Copy 6. We expect this will enable us to communicate and market directly to new users and create new revenue opportunities.

Work on other products has continued well, with no disruption to product roadmaps as a result of the InterVideo integration activities. New versions of CorelDRAW and WordPerfect are both on schedule for release in the first half of fiscal 2008.

Localization and geographic expansion remain core to our product strategy, providing users in emerging markets with software in their native language. In fiscal 2007, Corel MediaOne shipped in 3 new languages, WordPerfect was introduced in Russian, and WinZip launched a Chinese version. Paint Shop Pro Photo X2 also shipped with new language-switching functionality, enabling users in multinational enterprises to work in the language of their choice

Finally, while our business is largely focused on desktop applications, we are well aware of the growing importance of the web to our users. Many of our products leverage a hybrid model, maximizing the value of both the desktop and on line environments. By providing users with a bridge between the two, we believe we can offer them an even better user experience. In fiscal 2007, we released version 1.0 of WordPerfect Lightning, a new product for quickly viewing, creating or capturing content, with online backup of the content provided through a partnership with Joyent. CorelDRAW Graphics Suite users can collaborate and share design ideas online through our partnership with Conceptshare.com. Our partnership with Smilebox, enables Corel Media One Plus users to create personalized photo and video projects and share them on their favorite blog, social network or via email. Zazzle enables our users to take artwork created in Painter Essentials and send it to an online printing service where they can create canvases, mugs, t-shirts and other keepsakes- all from within our application. These partnerships along with others such as KDDI and NetBlender ensure that we provide our users with the benefits of both the desktop and Web based environments, providing them with a more rewarding user experience

We plan to expand our product offerings through the acquisition of proven products and technology and to employ our research and development efforts to improve the utility of those products and technology to our customers. Our research and development expenses for our fiscal years ended November 30, 2005, 2006 and 2007 were $23.5 million, $25.9 million and $44.7 million, respectively.

Employees

As of November 30, 2007 we had approximately 1,110 full-time employees, of which 290 were engaged in sales and marketing, 500 were engaged in research and development and the remaining 320 were engaged in general administration, finance and customer support. We have employees in 23 countries, including approximately 510 employees in our North American operations, 100 employees in Europe, the Middle East and Africa (“EMEA”), and 500 employees in Asia Pacific as of November 30, 2007.

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

Although our financial results have improved since our acquisition by Vector Capital, a significant portion of that improvement resulted from our implementation of cost reduction initiatives, including a significant reduction in our workforce, as well as additional revenue we obtained primarily through the sale of products acquired through acquisitions. The effects of these initiatives and whether the improvement in our operating results is sustainable over the long-term has yet to be demonstrated. If we are successful in completing further acquisitions, we may incur substantial additional costs, including increased amortization expense and restructuring and acquisition-related charges. As a result of these and other factors there is a risk we will not be able to reverse the long-term trend in our revenues or improve our operating results in the future.

We have grown, and may continue to grow, through acquisitions that give rise to risks and challenges that could adversely affect our future financial results.

We have in the past acquired, and we expect to acquire in the future, other businesses, business units, and technologies. Acquisitions involve a number of special risks and challenges, including:

•	Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, and technology;

•	Diversion of management time and attention from our existing business and other business opportunities;

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	Assumption of debt or other liabilities of the acquired business, including litigation related to alleged liabilities of the acquired business;

•	The risk that key customers and business relationships of the acquired company may not be maximized;

•	The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements;

•	Dilution of stock ownership of existing stockholders, or earnings per share;

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act (“SOX”) and the risk that the acquired company may not be SOX compliant which may in-turn cause us to be non-compliant; and

•	Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense.

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

Our WordPerfect Suite competes with Microsoft Office which has the majority of the global market for office suite software. In addition, our Digital Media products compete with similar products offered by Adobe, which has in excess of 50% of the global packaged Digital Media software markets in which we compete. It is extremely difficult for us to increase our market share among existing software users because they tend to have high levels of brand loyalty due to the actual or perceived cost, time and effort required to transition existing files and learn how to use new software. The existence of these dominant brands also makes it more difficult for us to attract first-time software buyers because Microsoft and Adobe can offer ubiquitous products that enable file sharing with other users of their respective products without compatibility concerns.

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

Microsoft and Adobe also offer broader product lines than we do, including software products outside of the Graphics and Productivity and Digital Media markets that provide them with greater opportunities to bundle and cross-sell software products to their large user bases. Because we generally rely on having lower prices than Microsoft and Adobe to attract customers, to the extent Microsoft and/or Adobe were to offer products comparable to ours at a similar price, our revenues would decline and our business would be harmed.

Our recent growth through acquisitions may not be representative of future growth.

Because our products and markets are relatively mature, and since our strategy does not include internal development of new product lines, our prospects for future growth are highly dependent on our ability to complete acquisitions of complementary businesses, products or technologies. Recent increases in our revenues are primarily attributable to the inclusion of InterVideo and Ulead revenues in our 2007 results, WinZip’s revenues in our 2005 results and our acquisition of Jasc in October 2004. Our growth in our fiscal year ended November 30, 2007 was largely attributable to our acquisition of InterVideo. Our reliance on acquisitions as a primary means of achieving future growth involves a number of risks and uncertainties, many of which are beyond our control. For example, the purchase price for acquisitions will depend significantly on overall market conditions, the degree of competition from other strategic or financial buyers and the availability of attractive acquisition candidates with complementary products or services. In addition, we may need debt or equity financing to pay for acquisitions, which may not be available to us on acceptable terms or at all. Our ability to use our common shares as currency to pay for acquisitions will depend on the trading price of our common shares, which may be volatile. If we cannot successfully execute our acquisition strategy our growth will be constrained and the value of our common shares will decline.

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

In our fiscal year ended November 30, 2007, we derived a substantial amount of our revenues from our relationship with PC OEM manufacturers. To the extent our relationships with these large PC OEMs are interrupted or terminated for any reason, our revenues may decline. In addition, our agreements with these companies only provide a general framework governing our relationships. These agreements do not contain any exclusivity provisions, and these companies have no obligation to purchase a minimum quantity of our products, promote our products or continue distributing our products. Each of these companies also distributes the products of our direct competitors. Accordingly, these companies may stop distributing our products, they may feature competitive products more prominently or they may fail to effectively promote the sale of our products to their customers, which would harm our competitive position and operating results.

Because there are a small number of large PC original equipment manufacturers, we only have a limited number of potential new large original equipment manufacturer customers, which will cause revenue to grow at a slower rate.

At present, we distribute a number of our products bundled with product offerings of original equipment manufacturers such as Hewlett Packard, Toshiba, Lenovo, Fujitsu, NEC, Dell and Sony. There are comparatively few large-scale original equipment manufacturers. Our reliance on this sales channel involves many risks, including:

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

We face significant competitive threats from companies that may offer competitive software products at little or no cost to consumers to increase their market presence and user base.

Large online services companies are constantly seeking new ways to drive Internet traffic to their websites and increase their user bases. Because these companies primarily earn revenues through the sale of advertising or the collection of subscription fees, they are often willing to provide free or low cost products and services to their users to increase usage of their core services. For example, Google, Yahoo! and AOL now provide users with free email services, and Google, Shutterfly, AOL and Snapfish, among others, provide free online digital photograph management and editing applications. In addition, Google now provides online office applications. These and other online services companies have broad access to our target customer group, and if they begin to provide their users with software products with similar features and functionality to our products, we may be unable to maintain our prices and our operating results could be adversely affected.

The manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors.

Traditionally, most consumer software has been sold as a separate stand-alone item through retail vendors. Increasingly, software products are being bundled with hardware or online services and sold directly by the equipment manufacturers and online services companies. Although we have relationships to bundle our software with some hardware and online services providers. If we are not successful in maintaining these relationships and with forging distribution arrangements with digital camera manufacturers or additional participants in all the markets we serve, our competitors may gain a significant competitive advantage.

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

The software industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. We may be constrained by the intellectual property rights of others. We are currently a defendant in a lawsuit alleging intellectual property infringement, and we may again in the future have to defend against intellectual property lawsuits. See “Item 3 — Legal Proceedings”. We may not prevail in our current or future intellectual property litigation given the complex technical issues and inherent uncertainties in litigation. We have in the past and expect that we will in the future receive correspondence alleging that our products infringe the intellectual property rights of others. Any claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause product development or release delays or require us to enter into costly royalty or licensing agreements. In addition, some of our agreements with customers and distributors, including OEMs and online services companies, require us to indemnify these parties for third-party intellectual property infringement claims, and many of these indemnification obligations are not subject to monetary limits. The existence of these indemnification provisions could increase our cost of litigation and could significantly increase our exposure to losses from an adverse ruling.

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

Changes to the royalties we pay to third parties, or the requirement to pay other amounts in respect of third party intellectual property, could adversely effect our margins and profitability.

Our products, in particular our Digital Media applications, are sold subject to significant royalties which we pay to third parties, including third parties who hold patents and other intellectual property rights which purport to cover the technology contained within our products. These third parties could, from time to time, increase the royalties we are charged which could adversely effect our margins and profits. In addition, our products could become subject to the payment of additional royalties to other third parties which could also adversely effect our margins and profits. See “Our business may be constrained by the intellectual property rights of others, and we have been and are currently subject to claims of intellectual property infringement, which are costly and time-consuming to defend”.

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

Our operating results are subject to volatility resulting from fluctuations in foreign currency exchange rates. For example, we incur a disproportionate percentage of costs in Canadian and Taiwanese dollars as compared to Canadian and Taiwanese dollar revenues. As a result, our results will be negatively affected if the Canadian dollar and Taiwanese dollar rise relative to the U.S. dollar. Although we attempt to mitigate a portion of these risks through foreign currency hedging, these activities may not effectively offset the adverse financial effect resulting from unfavorable movement in foreign currency exchange rates.

As a global business, we have a relatively complex tax structure, and there is a risk that tax authorities will disagree with our tax positions.

We have tax losses carried forward available to offset future taxable income of approximately $233.5 million as of November 30, 2007. Approximately 90% of our tax losses are in Canada. Under Canadian tax rules, we can only use losses to offset future taxable income from the same business or a business that is similar to the one that incurred the losses. While our Canadian losses are not subject to any annual deduction limitations, the losses do expire between the tax years 2008 through 2027. As of November 30, 2007, we also had approximately $220.0 million of tax depreciation in Canada that would be available to offset taxable income in future years. We have not recorded a financial statement benefit for these attributes. We have not been subject to a tax audit or review for the 2006 and 2007 tax years, and while we believe that our tax assets have been appropriately determined, there is a risk that, in the event of an audit, the tax authorities would not agree with our position.

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

The Company’s tax returns are subject to review by taxing authorities in the of jurisdictions in which we operate. Although we believe that we have provided for all tax exposures the ultimate outcome of a tax review could differ materially from our provisions. During fiscal 2007, the Minister of Revenue of Ontario issued a material reassessment in respect to our 2000 through 2002 taxation years. See “Item 8 — Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 11: Income Taxes.”

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

As of November 30, 2007, we had approximately $158.6 million of total debt outstanding and a $75.0 million revolving credit facility. Our indebtedness is secured by substantially all of our assets and could have important consequences to our business or the holders of our common shares, including:

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

In addition, because all of our debt bears interest at variable rates, we are subject to interest rate risk in the event interest rates increase at a faster pace and/or to higher levels than we have experienced in recent periods. See “Item 7A — Quantitive and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

We are subject to risks associated with international operations that may harm our business.

In our fiscal year ended November 30, 2007, we derived approximately 49.7% of our total revenues from sales to customers outside of the Americas. Our international operations subject us to a number of risks, challenges and uncertainties, including the following:

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

Covenants contained in our debt facilities impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things, our incurrence of additional indebtedness, acquisitions, asset sales and the creation of certain types of liens. As part of our current term loan agreement, we are permitted to make acquisitions up to an aggregate consideration of $300.0 million, excluding the acquisition of InterVideo, provided that the aggregate consideration consisting of cash and indebtedness assumed or incurred in connection with acquisition does not exceed $200.0 million over the term of the credit facilities. For amounts exceeding that amount, we are required to seek the consent of our lenders.

These restrictions could limit our ability to obtain future financing, withstand downturns in our business or take advantage of business opportunities. Furthermore, our debt facilities require us to maintain specified financial ratios and to satisfy specified financial condition tests, and under certain circumstances require us to make quarterly mandatory prepayments with a portion of our available cash. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. As of November 30, 2007 we are in compliance with all of our debt covenants.

Our success depends on our ability to adequately prevent piracy of the proprietary content owned by others which is accessed by customers through the use of our products

Our products allow our customers to use or display proprietary content owned by third parties, such as our customers’ use of our WinDVD product to play movies owned by various movie studios and production companies. Individuals who are sophisticated in the field of DVD technology and encryption have made use of our products to bypass security measures implemented by movie studios, hardware and software manufacturers (the “AACS Security Protocol”) and pirate the proprietary content thereby making it available to others who can then view the content without paying the required fees to the content owners or their agents. While we continuously update the security of our products to prevent such occurrences, we can provide no assurances that such breaches will not occur in the future. The use of our products to improperly access proprietary third party content, and our requirement to update our software to correct any deficiencies, could harm our reputation with third party content providers and our customers. In some circumstances, it could also expose us to litigation and/or the requirement to compensate the owners of the proprietary content which is pirated. Further, repeated deficiencies of this type in our products could cause the AACS licensing authority to terminate our AACS license which allows us to participate in the AACS Security Protocol, a prerequisite for our products to be able to play high definition DVD content distributed by some movie studios and production companies. The loss of our AACS license would make our WinDVD product less attractive to some of our important OEM customers, upon whom we rely for a significant amount of our revenue. Accordingly, our failure to adequately protect proprietary third party content could cause us to lose customers and potentially expose us to having to pay compensation to content owners, either of which would harm our business.

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

Future sales or the possibility of future sales, of a substantial amount of common shares may depress the price of the common shares.

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

We are authorized to issue up to 5,150,497 common shares or other securities pursuant to our equity compensation plans. We have registered on Form S-8 registration statements the common shares issuable under these plans.

Vector Capital has significant control over our business and you may not have the same corporate governance protections you would have if we were not a controlled company.

Vector Capital owns approximately 69% of our outstanding common shares. As a result, Vector Capital has the ability to influence our business, policies and affairs and has the ability to control the outcome of all elections of directors and any shareholder vote regarding a merger, other extraordinary transaction or any other matters. Messrs. Slusky and Mehta, who are members of our Board, are principals of Vector Capital. Vector

Capital has no separate contractual rights to nominate any directors. There is a risk that the interests of Vector Capital and these directors will not be consistent with the interests of other holders of common shares.

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

We intend to rely on these exemptions and as a result, a majority of our Board will not be independent. In addition, while we have a nominating and corporate governance committee and a compensation committee, these committees do not consist entirely of independent directors. Our audit committee had only two independent directors for the transition period ending April 25, 2007, as permitted by applicable NASDAQ and SEC rules and by the rules and regulations of the Canadian provincial securities regulatory authorities. However, our audit committee is now comprised solely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

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

You may be unable to enforce actions against us and certain of our directors under U.S. federal securities laws.

A majority of our directors and officers reside principally in Canada. Because all or a substantial portion of our assets and the assets of these persons are located outside the U.S., it may not be possible for you to effect service of process within the U.S. upon us or those persons. Furthermore it may not be possible for you to enforce judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the U.S. against us or those persons. There is doubt as to the enforceability in original actions in Canadian courts of liabilities based upon the U.S. federal securities laws, and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us, certain of our directors and officers or our independent public accounting firm.

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

Our executive office and registered office is located in Ottawa, Ontario, Canada. The following chart, updated as of November 30, 2007, outlines significant properties that we currently lease for operations. In addition to these, we lease office space in various countries around the world where we perform sales and marketing functions. Management believes that these facilities are well maintained, are adequate for our immediate needs and that additional space is available if needed to accommodate expansion.

		Area	Expiration
Location	Purpose	(in square feet)	Year

Ottawa, Canada	Corporate Head Office	82,224	2018
Taipei, Taiwan	R&D/Sales, Marketing & Administration	50,525	2013
Fremont, California	Research and Development/Sales and Marketing	35,069	2010
Eden Prairie, Minnesota	Sales and Development	24,126	2008
Shanghai, China	Research and Development/Sales and Marketing	16,252	2008
Tualitin, Oregon	Sales and Development	10,908	2012
Maidenhead, England	Sales and Administration	10,549	2015
KaoHsuing, Taiwan	Research and Development	9,992	2009
Mansfield, Connecticut	Sales, Operations and Administration	8,890	2009
Yokohoma, Japan	Sales and Marketing	6,923	2012
Munich, Germany	Sales and Administration	6,657	2012
Munich, Germany	iGrafx Sales and Administration	3,152	2008

ITEM 3.	LEGAL PROCEEDINGS

At November 30, 2007, we were a defendant in an ongoing patent infringement proceedings described below:

Simon Systems v. Corel Corporation.  Plaintiff filed this patent infringement action on September 24, 2007, against us in the United States District Court for the District of Maryland (Southern Division), alleging infringement of U.S. Patent 5,559,562. The patent issued on September 24, 1996. The Plaintiff alleges certain of our video editing applications infringe the patent in the manner in which the alleged products provide functionality to allow the transitioning from a first video stream to a second video stream. We believe we have meritorious defenses to the Plaintiff’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain.

Disc Link Corporation v. H&R Block Digital Tax Solutions, Corel Corporation, Corel Inc., et al.  Plaintiff filed this patent infringement action on April 10, 2007, against us and Corel Inc. a wholly owned subsidiary and 26 other defendants in the U.S District Court for the Eastern District of Texas, alleging infringement of U.S. Patent 6,314,574. The patent issued November 6, 2001. The plaintiff alleged that the defendants infringed the patent through the use of hyperlinks in software in software applications sold on discs, in particular hyperlinks which allegedly facilitate the provision of certain types of technical support. We filed our answer and counterclaims to Plaintiff’s complaint on July 13, 2007. In December 2007, a license agreement for an immaterial amount was reached with the Plaintiff, which settled the dispute.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Nasdaq Global Market under the symbol “CREL” and on the TSX under the symbol “CRE”. The following table sets forth the high and low closing sales prices per share of our common shares as reported on the Nasdaq Global Market, as applicable, and the TSX for each of the quarters during our fiscal year ended November 30, 2007. Our common shares commenced trading on the Nasdaq Global Market and the TSX on April 26, 2006.

	Nasdaq [US$]		TSX [C$]
	High	Low	High	Low

Fiscal 2006
Q2	$16.15	$13.19	$16.15	$13.96
Q3	$12.90	$9.40	$14.09	$10.62
Q4	$14.15	$11.10	$15.92	$12.71
Fiscal 2007
Q1	$14.32	$12.20	$16.77	$14.29
Q2	$14.01	$12.37	$15.30	$14.50
Q3	$14.24	$12.16	$14.97	$12.95
Q4	$13.38	$11.14	$14.00	$11.31

On January 22, 2008 the last reported sale price on the Nasdaq Global Market for our common shares was $8.08 per share. On January 22, 2008 the last reported sale price on the TSX for our common shares was C$10.25 per share.

RECORD HOLDERS

As of January 31, 2008, there were approximately 185 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in the U.S., and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

In connection with our acquisition by Vector Capital, we distributed $4.1 million to Vector Capital in 2003 and we used $69.8 million to fund the repurchase of our common shares in the going private transaction. In addition, we paid $41.0 million of distributions to our shareholders in our fiscal year ended November 30, 2004 and $85.3 million of distributions to our shareholders during our fiscal year ended November 30, 2005. WinZip paid a $12.0 million dividend to Vector Capital in June 2005 and paid a $7.5 million dividend to Vector Capital in March 2006. Those payments are not indicative of our future dividend policy for the foreseeable future. No distributions or dividends have been paid or declared during the fiscal year ended November 30, 2007.

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

Material U.S. Federal Income Tax Consequences

This section summarizes the material United States federal income tax consequences to “U.S. Holders” (as defined below) of the ownership and disposition of our common shares, based on the U.S Internal Revenue Code of 1986, as amended, existing and proposed Treasury regulations thereunder, published rulings, court decisions and administrative interpretations, all as currently in effect. This section does not purport to be a complete analysis of all of the potential United States federal income tax considerations that may be relevant to particular holders of our common shares in light of their particular circumstances, nor does it deal with all United States federal income tax consequences applicable to holders subject to special tax rules, including banks, brokers, dealers in securities or currencies, traders in securities that elect to use a mark-to-market method of accounting for their securities holdings, tax-exempt entities, insurance companies, persons liable for alternative minimum tax, persons that actually or constructively own 10 percent or more of our common shares, persons that hold common shares as part of a straddle or a hedging, constructive sale, synthetic security, conversion or other integrated transaction, pass-through entities (e.g., partnerships), persons whose functional currency is not the United States dollar, expatriates or former long-term residents of the United States, individual retirement accounts or other tax-deferred accounts, real estate investment trusts, or regulated investment companies.

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

Taxation of Dividends

In general, a U.S holder must include in its gross income as ordinary income the gross amount of any dividend paid by us out of our current or accumulated earnings and profits (as determined for United States federal income tax purposes), including the amount of any Canadian taxes withheld from this dividend. We do not maintain calculations of our earnings and profits for United States federal income tax purposes. The dividend will not be eligible for the dividends-received deduction generally allowed to United States corporations in respect of dividends received from other United States corporations. Distributions in excess of our current and accumulated earnings and profits (as determined for United States federal income tax purposes), including the amount of any Canadian taxes withheld from the distributions, will be treated as a non-taxable return of capital to the extent of your adjusted basis in the common shares and as a capital gain to the extent such portion exceeds your adjusted basis. If you are a non-corporate U.S. Holder, dividends you receive in taxable years beginning before January 1, 2011, generally will be taxable at a rate of 15 percent, provided certain holding period and other requirements are satisfied.

Any Canadian tax withheld from dividend payments may, subject to certain limitations, be claimed as a foreign tax credit against your United States federal income tax liability or may be claimed as a deduction for United States federal income tax purposes.

Taxation of Dispositions

The gain or loss you realize on the sale or other disposition of your common shares will generally be capital gain or loss for United States federal income tax purposes, and will be long-term capital gain or loss if you held your common shares for more than one year. The amount of gain or loss will be equal to the difference between the United States dollar value of the amount that you realize and your adjusted tax basis, determined in United States dollars, in your common shares. The deduction of losses is subject to limitations for U.S federal income tax purposes. The gain or loss will generally be gain or loss from sources within the United States for foreign tax credit limitation purposes.

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

Taxation Of Dividends

Any dividend on a common share paid or credited, or deemed under the Act to be paid or credited, by us to an Investor, will generally be subject to Canadian withholding tax at the rate of 25% on the gross amount of the dividend, or such lesser rates as may be available under an applicable income tax treaty. We will be required to withhold any such tax from the dividend, and remit the tax directly to the Canada Revenue Agency for the account of the Investor. Pursuant to the Treaty, the rate of withholding tax applicable to a dividend paid on a common share to an Investor who is a resident of the United States for the purposes of the Treaty will be reduced to 5% if the beneficial owner of the dividend is a company that owns at least 10% of our voting stock, and in any other case will be reduced to 15%. Under the Treaty, dividends paid or credited to an Investor that is a United States tax exempt organization as described in Article XXI of the Treaty will not be subject to Canadian withholding tax. It is the position of the Canada Revenue Agency that United States limited liability companies (“LLC’s) generally do not qualify as residents of the United States under the Treaty and therefore Treaty reductions are not available to those Investors. On September 21, 2007, Canada and the United States announced the signing of a fifth protocol amending the Treaty (the “Protocol”). Under the Protocol, an LLC may be entitled benefits under the Treaty in certain circumstances provided that members of the LLC are taxed in the United States on any income, profits or gains earned through the LLC in the same way they would be if they had earned it directly. The Protocol will enter into force once it has been ratified by both Canada and the United States and both countries have notified each other of such ratification in writing. The relevant provisions of the Protocol will be effective for amounts paid or credited on or after the first day of the second month that begins after the date on which the Protocol enters into force.

Taxation of Gain on Disposition

An Investor generally will not be subject to tax pursuant to the Act on any capital gain realized by the Investor on a disposition of a common share unless the common share constitutes “taxable Canadian property” to the Investor for purposes of the Act and the Investor is not eligible for relief pursuant to an applicable bilateral tax treaty. A common share that is disposed of by an Investor will not constitute taxable Canadian property of the Investor provided that the common share is listed on a “designated stock exchange” for the purposes of the Act (the TSX and NASDAQ are so designated), and that neither the Investor, nor one or more persons with whom the Investor did not deal at arm’s length, alone or together, at any time in the five years immediately preceding the disposition, owned 25% or more of the issued shares of any class or series of our capital stock. Even if a common share is taxable Canadian property to an Investor, the Treaty will generally exempt an Investor who is a resident of the United States for the purposes of the Treaty, and who would otherwise be liable to pay Canadian income tax in respect of any capital gain realized by the Investor on the disposition of a common share, from that liability, provided that the value of the common share is not derived principally from real property situated in Canada. We are of the view that the value of our common shares is not currently derived principally from real property situated in Canada. The Treaty may not be available to a non-resident Investor that is an LLC, which is not subject to tax in the United States or, in accordance with the Protocol (discussed above), is an LLC, the members of which is not taxed in the United States on any income, profits or gains earned through the LLC in the same way they would be if they earned it directly.

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

RECENT SALES OF UNREGISTERED SECURITIES

During our fiscal year ended November 30, 2007 there were no issuances and sales of unregistered securities.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

Information regarding our equity compensation plans required by Item 201(d) of Regulation S-K may be found under “Item 12 — Share Option and Other Compensation Plans.”

DISCLOSURE PURSUANT TO THE REQUIREMENTS OF NASDAQ

ADDITIONAL

A quorum for our general meetings consists of one person present and being, or representing by proxy, shareholders holding in the aggregate not less than 20% of the issued shares entitled to be voted at the meeting. We were granted an exemption from the NASDAQ Marketplace Rules requiring each issuer to provide for a quorum at any meeting of the holders of common stock of no less than 33.3% of the outstanding shares of the issuer’s common voting stock.

In Fiscal 2007, the independent members of our board of directors did not have regularly scheduled meetings at which only independent directors were present, other than meetings of our audit committee.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for our fiscal years ended November 30, 2005, 2006 and 2007 and as of November 30, 2006 and 2007 is derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data set forth below for the period from December 1, 2002 through August 28, 2003, the period from August 29, 2003 through November 30, 2003, and our fiscal years ended November 30, 2004, and as of November 30, 2004 and 2005 have been derived from our audited consolidated financial statements.

The selected consolidated financial data presented as at and for the period ended August 29, 2003 reflect our results of operations and balance sheet prior to the time we were acquired by Vector Capital. The selected consolidated financial data presented as at and for the fiscal years ended November 30, 2004 and 2005 includes the financial results of the Jasc business from October 26, 2004. The selected consolidated financial data presented as at and for the fiscal year ended November 30, 2005 includes the financial data of WinZip from January 18, 2005 to November 30, 2005, which reflects the period that WinZip and we were under common control by Vector Capital. The selected consolidated financial date presented as at and for the fiscal year ended November 30, 2007 reflects the acquisition of InterVideo on December 12, 2006. As a result, the financial data presented is not directly comparable between periods.

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

	December 1,		August 29,
	2002 Through		2003 Through		Fiscal Years Ended
	August 28,		November 30,		November 30,
	2003(1)		2003		2004		2005		2006		2007
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues		$85,386		$23,806		$111,692		$164,044		$177,191		$250,480
Gross margin		62,102		15,852		79,845		118,290		140,344		173,790
Total operating expenses		88,215		24,974		71,454		101,404		106,187		166,880
Income (loss) from operations		(26,113)		(9,122)		8,391		16,886		34,157		6,910
Income tax expenses (recovery)		(3,895)		555		7,315		6,291		4,668		3,443
Net income (loss)		(27,895)		(9,272)		1,207		(8,753)		9,251		(13,062)
Net income (loss) per Corel common share:
Basic	$	N/A	$	N/A	$	N/A	$	N/A		$0.41		$(0.52)
Fully diluted	$	N/A	$	N/A	$	N/A	$	N/A		$0.40		$(0.52)
Weighted average number of Corel common shares used in per share calculations:
Basic		N/A		N/A		N/A		N/A		22,410		24,951
Fully diluted		N/A		N/A		N/A		N/A		23,156		24,951
Net income (loss) per share
Basic
Class A		$(0.30)		$(0.87)		$0.08		$(2.40)	$	N/A	$	N/A
Class B	$	N/A	$	N/A		$0.08		$(2.40)	$	N/A	$	N/A
WinZip common	$	N/A	$	N/A	$	N/A		$136.90	$	N/A	$	N/A
Fully diluted
Class A		$(0.30)		$(0.87)		$0.08		$(2.40)	$	N/A	$	N/A
Class B	$	N/A	$	N/A		$0.08		$(2.40)	$	N/A	$	N/A
WinZip common	$	N/A	$	N/A	$	N/A		$136.90	$	N/A	$	N/A
Weighted average number of shares used in per share calculations:
Basic
Class A		91,853		11,677		8,218		3,737		N/A		N/A
Class B		N/A		N/A		3,497		8,321		N/A		N/A
WinZip common		N/A		N/A		N/A		20		N/A		N/A
Fully diluted
Class A		91,853		11,677		8,218		3,737		N/A		N/A
Class B		N/A		N/A		3,497		8,321		N/A		N/A
WinZip common		N/A		N/A		N/A		20		N/A		N/A
Cash Flow Data:
Cash flow provided by (used in) operating activities		$(10,792)		$8,671		$32,512		$40,459		$36,225		$26,499
Cash flow provided by (used in) financing activities		(240)		(47,516)		(5,329)		(38,552)		(3,885)		71,808
Cash flow provided by (used in) investing activities		6,418		43,143		(34,099)		7,301		(1,906)		(124,760)
Other Financial Data:
EBITDA(3)		$(23,151)		$(3,428)		$29,183		$39,531		$42,405		$45,136
Adjusted EBITDA(3)		(14,561)		(2,290)		32,199		49,033		$55,214		$57,291

	As of November 30,
	2003	2004	2005	2006	2007
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$24,683	$21,788	$20,746	$51,030	$24,615
Working capital (deficit)	(3,556)	(19,417)	(13,482)	31,152	(15,219)
Total assets	101,400	108,788	120,836	130,686	266,837
Deferred revenue	8,026	10,020	13,840	14,734	18,072
Total long-term debt	26,895	64,799	150,971	90,649	158,608
Total shareholders’ equity (deficit)	38,579	1,537	(85,234)	(11,807)	(14,300)

(1)	Reflects data prior to us being acquired by Vector Capital. The predecessor financial data is not comparable with financial data for periods subsequent to August 28, 2003 due to the application of push-down accounting effective August 29, 2003 and the adoption of SFAS No. 123 R, “Share-based payments (revised 2004)” (“SFAS 123(R)”) relating to the accounting for stock-based compensation effective December 1, 2003. In predecessor periods, stock-based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

(2)	Financial data for our fiscal year ended November 30, 2005 is not comparable to prior periods due to the combination of financial data of WinZip from January 18, 2005 to November 30, 2005, which reflects the period that WinZip and we were under common control by Vector Capital.

(3)	EBITDA represents net income before interest, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to eliminate items specifically defined in our credit facility agreement. EBITDA and Adjusted EBITDA are not measures of operating income, operating performance or liquidity under GAAP. We have included a presentation of EBITDA because we understand it is used by some investors to determine a company’s historical ability to service indebtedness, and it is a starting point for calculating Adjusted EBITDA. We have included a presentation of Adjusted EBITDA because certain covenants in our credit facility are tied to Adjusted EBITDA. If our Adjusted EBITDA were to decline below certain levels, it could result in, among other things, a default or mandatory prepayment under our current credit facility. The covenants in our credit facility are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.” Additionally, management uses EBITDA and Adjusted EBITDA as supplementary non-GAAP measures to assist in its overall evaluation of our liquidity and to determine appropriate levels of indebtedness. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for cash flow from operations (as determined in accordance with GAAP) as an indicator of our operating performance, or of operating income (as determined in accordance with GAAP). EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures used by other companies.

We consider EBITDA and Adjusted EBITDA to be measures of liquidity. Accordingly, they are reconciled to cash flow from operations in the table below.

	December 1,	August 29,
	2002 Through	2003 Through	Fiscal Years Ended
	August 28,	November 30,	November 30,
	2003	2003	2004	2005	2006	2007

Cash flow provided by (used in) operating activities	$(10,792)	$8,671	$32,512	$40,459	$36,225	$26,499
Change in operating assets and liabilities	2,030	(12,275)	1,683	(10,440)	3,736	5,238
Interest expense	—	225	2,709	12,786	12,309	16,978
Interest income	(1,383)	(19)	(1,485)	(178)	(978)	(724)
Income tax expense (recovery)	(3,895)	555	7,315	6,291	4,668	3,443
Stock-based compensation	—	—	(225)	(1,731)	(3,232)	(5,488)
Other non-cash charges	—	—	—	(2,242)	—	—
Loss on debt retirement	—	—	—	(3,937)	(8,292)	—
Provision for bad debts	(755)	(326)	93	(529)	(195)	(252)
Unrealized foreign exchange gains (losses) on forward contracts	162	(22)	27	(263)	(150)	(147)
Deferred income taxes	139	(237)	(5,178)	(830)	(876)	83
Loss on interest rate swap recorded at fair value	—	—	—	—	(810)	(392)
Gain (loss) on disposal of fixed assets	(67)	—	(3)	20	—	(102)
(Impairment) gain on disposal of investments	(7,448)	—	729	125	—	—
Share of loss of equity investments	(1,142)	—	—	—	—	—
Predecessor legal settlement and tax refund	—	—	(8,994)	—	—	—

EBITDA	$(23,151)	$(3,428)	$29,183	$39,531	$42,405	$45,136
Restructuring	—	1,138	3,520	834	810	1,447
Stock-based compensation	—	—	225	1,731	3,232	5,488
Integration costs	—	—	—	—	358	5,220
Impairment (gain on disposal) of investments	7,448	—	(729)	(125)	—	—
Share of loss of equity investments	1,142	—	—	—	—	—
Other non-cash charges	—	—	—	2,242	—	—
Reorganization costs	—	—	—	883	117	—
Loss on debt retirement	—	—	—	3,937	8,292	—
Adjusted EBITDA	$(14,561)	$(2,290)	$32,199	$49,033	$55,214	$57,291

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our audited consolidated financial statements for the years ended November 30, 2007, 2006 and 2005 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Information Regarding Forward-Looking Statements”.

OVERVIEW

We are a leading global packaged software company with an estimated installed base of over 100 million current users in over 75 countries. We provide high quality, affordable and easy-to-use Graphics and Productivity and Digital Media software. Our products enjoy a favorable market position among value-conscious consumers and small businesses benefiting from the widespread, global adoption of personal computers, or PCs, and digital capture devices. The functional departments within large companies and governmental organizations are also attracted to the industry-specific features and technical capabilities of our software. Our products are sold through a scalable distribution platform comprised of OEMs, our global e-Stores, and our international network of resellers and retail vendors. We have broad geographic representation with dedicated sales and marketing teams based in the Americas, EMEA/ANSEAK and Japan. Our product portfolio includes well-established, globally recognized brands.

An important element of our business strategy is to grow revenues through acquisitions of companies or product lines. We intend to focus our acquisition activities on companies or product lines with proven and complementary products and established user bases that we believe can be accretive to our earnings shortly after completion of the acquisition. While we review acquisition opportunities on an ongoing basis, we currently have no binding obligations with respect to any particular acquisition.

Graphics and Productivity

Our primary Graphics and Productivity products include: CorelDRAW Graphics Suite, Corel Painter, Corel DESIGNER, WinZip, iGrafx and WordPerfect Office Suite. CorelDRAW Graphics Suite is a leading vector illustration, page layout, digital image editing and bitmap conversion software suite used by design professionals and small businesses. Corel Painter is a Natural-Media® painting and illustration software featuring digital brushes, art materials and textures that mirror the look and feel of their traditional counter parts. Corel DESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. WinZip is a compression utility developed in 1991, and purchased by us in May 2006 is the most widely used aftermarket compression utility, with more than 40 million licenses sold to date. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. WordPerfect Office Suite was first developed in 1982 and marketed by Corel since 1996, is the leading Microsoft-alternative productivity software and includes Microsoft-compatible word processing, spreadsheet and presentation functionality

Digital Media

Our primary Digital Media products include: Corel Paint Shop Pro, Corel Media One and various products acquired in December 2006 as part of the purchase of InterVideo. These products include WinDVD, VideoStudio, DVD Movie Factory, DVD Copy and PhotoImpact. Corel Paint Shop Pro digital image editing and management applications are used by novice and professional photographers and photo editors. Corel Media One is a multimedia software program for organizing and enhancing photos and video clips. WinDVD, is the world’s leading DVD player software for use on PCs. VideoStudio is our video editing and DVD authoring software for users who want to produce professional-looking videos, slideshows and DVDs. DVD Movie Factory is a consumer DVD authoring software. DVD Copy is an application that copies and backs up DVDs and CDs in multiple device formats. Photo Impact is an image editing software.

Corporate History

Corel was founded in 1985. In January 1989, we released our flagship product, CorelDRAW, a market-leading full-featured graphics software suite. In November 1989, we completed an initial public offering of our common shares. In January 1996, we acquired the WordPerfect family of software products. In August 2003, we were acquired by Vector Capital and became a private company. We divested certain underperforming product lines, discontinued speculative research and development activities and refocused our business on our core products and customers. At the same time we reviewed all of our business functions and implemented company-wide cost reduction measures. Between August 2003 and May 2004, we reduced our staff from 708 to 480. The staff reduction contributed to reducing our annual operating expenses from $113.2 million in the year ended November 30, 2003 to $71.5 million in our fiscal year ended November 30, 2004.

In October 2004, we acquired Jasc, a leading Digital Media packaged software company, for total consideration of $36.7 million, consisting of $34.3 million in cash and 379,677 of our common shares valued at $2.4 million. Through the Jasc acquisition, we added Corel Paint Shop Pro and Corel Photo Album to our Digital Media offerings. As a result of synergies realized through the integration of Jasc, we eliminated 38 full-time positions and substantially reduced staffing and distribution costs in our fiscal year ended November 30, 2005.

In May 2006, concurrent with the completion of our initial public offering, we purchased WinZip from Vector Capital. As consideration for the acquisition, we issued to Vector Capital 4,322,587 of our common shares and repaid all of WinZip’s outstanding indebtedness. Vector Capital acquired WinZip in January 2005. Through this acquisition, we added the WinZip file compression utility to our Graphics and Productivity software offerings. On December 12, 2006, we completed the acquisition of InterVideo and on December 28, 2006 we completed the acquisition of the remaining interest in Ulead, in transactions totaling approximately $220.4 million. This acquisition expanded our position in the fast growing Digital Media market with the addition of authoring and video playback software focused on high-definition and DVD technologies.

In November 2007, management initiated a restructuring plan to centralize much of our Digital Media operations in Greater China and Fremont, California. Additionally, further changes have been made to our staff to align and balance our global teams. This has resulted in the planned closure of our Minneapolis location in fiscal 2008 as well as the termination of certain individuals. We incurred restructuring charges of $1.4 million in the current period as a result of this plan. Additional charges of $0.8 million are expected to be incurred in fiscal 2008.

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

Our functional currency is the U.S. dollar and our financial statements are prepared in accordance with generally accepted accounting principles in the United States, and have been consistently applied for our fiscal years ended November 30, 2007, 2006 and 2005.

Industry and Business Trends

Our largest competitors, Microsoft Corporation and Adobe Systems Incorporated, hold the majority of the markets in both Productivity and Graphics and in Digital Media. Microsoft Corporation’s Microsoft Office and Adobe Systems hold most of the North American and global market for packaged Graphics and Productivity software. Adobe Systems holds much of the Digital Media software market. Growth rates of packaged software sales in emerging economies are expected to be higher than for the global packaged software market as a whole resulting from more rapidly increasing PC adoption rates in these markets. Additionally, higher growth rates are expected within the Digital Media software market thanks to the proliferation of capturing devices, the introduction of high definition formats, and finally the expansion of Digital Media content creation and sharing through social networking websites and email. Because the prices we charge for our packaged software are generally substantially less than those charged by Microsoft and Adobe for products with similar functionality, we believe we are well positioned to take advantage of the emerging market for lower cost software. However, if any of our more established competitors decide to compete with us based on price in this market, we may be unable to successfully compete with the more widely accepted software applications these competitors sell. Similarly, the markets for low-cost personal computers and Digital Media software are only newly emerging. If these markets do not develop as we expect, our business could be adversely affected.

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

Acquisition of InterVideo

On December 12, 2006, we completed the acquisition of InterVideo, a provider of Digital Media authoring and video playback software with a focus on high-definition and DVD technologies. In 2005, InterVideo acquired a majority interest in Ulead, a leading developer of video imaging and DVD authoring software for desktop, server, mobile and Internet platforms. On December 28, 2006 we completed the acquisition of the remaining interest in Ulead. The acquisitions of InterVideo and Ulead (“InterVideo”) were completed in cash transactions totaling approximately $220.4 million. We purchased InterVideo for $13.00 per share of InterVideo common stock. We financed the acquisitions through a combination of our cash reserves, InterVideo’s cash reserves and debt financing which included an amendment to our existing credit agreement to increase available term borrowings by $70.0 million. In addition, outstanding stock options held by InterVideo employees were converted into options to purchase our common shares and we assumed pension obligations under benefit plans for various InterVideo employees.

This acquisition substantially expanded our presence in the Digital Media software market by creating a broad portfolio of Digital Media and DVD video products. The main products acquired from InterVideo are WinDVD, the world’s leading DVD player software for use on PC’s, VideoStudio, a video editing and DVD authoring software DVD Movie Factory, a consumer DVD authoring software, Photo Impact, an image editing software, and DVD Copy, an application that copies and backs up DVD’s and CDs in multiple device formats.. These products contributed $73.0 million of revenue in fiscal 2007. With the combination of our Digital Imaging software and InterVideo’s Digital Media products, we now deliver an expanded portfolio of easy-to-use, multi-purpose high-definition video, imaging, and DVD creation products to consumers and enterprises worldwide. In addition, the acquisition has enabled us to further extend our presence in emerging markets.

The acquisition combined our key strengths — business model innovation, understanding of end user requirements and established distribution in the Americas and Europe — with InterVideo’s core assets, which include video technology innovation, established partnerships with the world’s leading PC OEM partners, such as Hewlett Packard, Toshiba and Lenovo and strong market presence in the Asia Pacific region. We now have significant development offices in Fremont, California, Taipei and Shanghai and a sales and marketing office in Yokohama, Japan.

Cost synergies were realized from this acquisition, which have resulted in a reduction of the combined Company’s sales and marketing, research and development and general and administrative expenses as compared to what those expenses would have been if the companies had continued to operate as stand-alone entities. We have completed the process of executing our integration and restructuring actions to achieve these cost reductions in the current and future fiscal years. This included the integration of financial systems, information technology and human resource processes.

We were unable to recognize certain revenue from many InterVideo OEM customers due to acquisition accounting. This impacted our first quarter revenues in that we did not recognize revenue of approximately $11.0 million on any InterVideo or Ulead products that were physically sold to OEM partners and distributed by them prior to December 12, 2006, for which the related sell through reports were received subsequent to the date of acquisition. We would normally recognize such revenues when we receive a sell through report from our partners.

Operating Performance

Results for the year ended November 30, 2007 include the results from our acquisition of InterVideo as of December 12, 2006.

Revenue for fiscal 2007 was $250.5 million, up 41.4% from fiscal 2006. Excluding InterVideo revenue of $73.0 million during the year, revenue from the Corel business was $177.5 million, an increase of 0.2% year over year. Gains from several products in our Corel portfolio including Corel Draw, Painter, WinZip, and iGrafx, were offset by a decrease in revenue from our WordPerfect and Digital Imaging products, including Paint Shop Pro Photo and Photo Album. WordPerfect and the Digital Imaging products declined by $12.0 million and $3.6 million, respectively in fiscal 2007, and the rest of the Corel portfolio, excluding InterVideo products, grew by $16.0 million or by 15.5% year over year

Our net loss for 2007 was $13.1 million, or a loss of $0.52 per basic common share, compared to a net income of $9.3 million, or $0.41 per basic common share in 2006. Cash provided by operations was $26.5 million in the year. The fiscal 2007 results were impacted by a number of items resulting from the acquisition of InterVideo, primarily related to the inability to recognize certain revenues, as discussed above, and acquisition charges, including the write-off of $7.8 million in acquired in-process research and development.

OPERATIONS

Revenues

We derive revenues principally from the sale of our software, and associated maintenance and support services. Maintenance and services revenues have historically constituted between 8.0% and 11.0% of our total revenues. We distribute our software through OEMs, the Internet, retailers and resellers around the world. Our products are focused on two primary software markets — the Graphics and Productivity market and the Digital Media market. Our primary Graphics and Productivity products are CorelDRAW Graphics Suite, Corel Painter, Corel Designer Technical Suite, WinZip, iGrafx Flow Charter and WordPerfect Office Suite. Our primary Digital Media products consist of Paint Shop Pro, Media One and the InterVideo family of products we acquired, including WinDVD, VideoStudio, DVD Movie Factory, DVD Copy and PhotoImpact. In our fiscal year ended November 30, 2007, approximately 50.3% of our revenues came from the Americas, 29.1% came from Europe, the Middle East and Africa and 20.6% came from the Asia Pacific region. During fiscal 2007, there has been a significant increase in our Asia Pacific sales due to the acquisition of InterVideo, and our positioning in this market.

Our products generally have release cycles of between 12 and 24 months, and we typically earn the largest portion of revenues for a particular product during the first half of its release cycle. The fiscal quarter of the most recent release of each of our major products is set forth below:

	Current	Quarter of	Quarter of
	Version	Current Release	Prior Release

Product
Graphics and Productivity:
CorelDRAW Graphics Suite	14	Q1 2008	Q1 2006
Corel Painter	10	Q1 2007	Q4 2004
Corel Designer Technical Suite	12	Q2 2005	Q3 2003
WinZip	11	Q4 2006	Q4 2005
iGrafx FlowCharter	12	Q2 2007	Q1 2006
WordPerfect Office Suite	13	Q1 2006	Q2 2004
Digital Media
Paint Shop Pro	12	Q4 2007	Q4 2006
MediaOne	2	Q4 2007	Q4 2006
WinDVD	8	Q4 2006	Q2 2005
VideoStudio	11	Q2 2007	Q2 2006
DVD Movie Factory	6	Q1 2007	Q1 2006
DVD Copy	5	Q3 2006	Q1 2006
PhotoImpact	12	Q3 2006	Q4 2005

We have typically released new versions of our Digital Media products on an annual basis during the second half of our fiscal year in preparation for the December holiday shopping season. While we expect to do so in our fiscal year ending November 30, 2008 as well, it should be noted that release dates are subject to a number of uncertainties and variables, many of which are beyond our control. See “Item 1A — Risk Factors — Our quarterly operating results may fluctuate depending on the timing and success of product releases”.

Cost of Revenues

Cost of product revenues primarily consists of:

•	royalties paid and costs of licensing third party intellectual property;

•	salaries, benefits, stock-based compensation and related costs of the manufacturing oversight staff;

•	the cost of packaging and distribution of our packaged software products;

•	the cost of related customer and technical support functions;

•	credit card fees; and

•	allocated facilities, depreciation and amortization and other related overhead.

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

Amortization of intangible assets represents the amortization of intellectual property and other intangible assets arising from purchases of other companies such as Jasc and InterVideo is included in the calculation of our gross margin.

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

Taxes

We have tax loss carryforwards available to offset future taxable income of approximately $233.5 million as of November 30, 2007. As of November 30, 2007 we also had approximated $220.0 million of tax depreciation that would be available to offset taxable income in future years. Our tax loss carryforwards and our pools of various deductions against taxable income existed prior to our acquisition by Vector Capital in fiscal 2003. To the extent that we used pre-acquisition tax carryforwards to reduce taxes otherwise payable in fiscal 2004 through 2006, the benefit was applied first to reduce goodwill and then intangible assets recognized in connection with our acquisition by Vector Capital. As at November 30, 2006 the related goodwill and intangibles have been fully written off. Consequently, to the extent we use tax loss carryforwards subsequent to 2007, we expect to record the benefit as a reduction in income tax expense.

The remaining tax loss carryforwards expire between the tax years 2008 and 2027 and have not been fully audited by relevant authorities. We have not recorded a financial statement benefit for these attributes as we have limited history of profitability.

Due to the international scope of our business, our income tax expense includes the tax provisions calculated for the various tax jurisdictions in which we operate and foreign withholding tax on certain license income. As a result, income tax expense is affected by the profitability of our operations in all locations, as well as local tax rates.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended November 30, 2007 to Fiscal Year Ended November 30, 2006

Our consolidated financial statements for our fiscal year ended November 30, 2007 have been prepared in accordance with U.S. generally accepted accounting principles.

On December 12, 2006, we acquired all of the outstanding shares of InterVideo. Accordingly, because the financial information for year ended November 30, 2006 does not include InterVideo operations, they are not directly comparable to the consolidated financial information presented for the year ended November 30, 2007. In the analysis, “Corel products” refers to the revenues and expenses related to the products which were owned by Corel prior to the acquisition of InterVideo.

The following table sets forth certain consolidated statements of operations data in dollars and expressed as a percentage of revenues for the periods indicated, as well as the percentage change on a year-over-year basis.

	November 30,						Percentage
	2006	2007	2006		2007		Change
	(Dollars in thousands)

Revenues
Product	$157,319	$228,274	88.8%		91.1%		45.1%
Maintenance and services	19,872	22,206	11.2		8.9		11.7

Total revenues	177,191	250,480	100.0		100.0		41.4

Cost of revenues
Cost of product(1)	21,339	49,775	13.6		21.8		133.3
Cost of maintenance and services(1)	1,142	796	5.7		3.6		(30.3)
Amortization of intangible assets	14,366	26,119	8.1		10.4		81.8

Total cost of revenues	36,847	76,690	20.8		30.6		108.1

Gross margin	140,344	173,790	79.2		69.4		23.8

Operating expenses
Sales and marketing	54,851	70,587	31.0		28.2		28.7
Research and development	25,883	44,712	14.6		17.9		72.7
General and administrative	24,285	37,083	13.7		14.8		52.7
Acquired in-process research and development	—	7,831	0.0		3.1		n/a
Integration expense	358	5,220	0.2		2.1		1358.1
Restructuring	810	1,447	0.5		0.6		78.6

Total operating expenses	106,187	166,880	59.9		66.6		57.2

Income from operations	34,157	6,910	19.3%		2.8%		(79.8)%

Other expenses (income)
Loss on debt retirement	8,292	—		*		*		*
Interest expense, net	11,331	16,254		*		*		*
Amortization of deferred financing fees	1,180	1,074		*		*		*
Other non-operating (income) expense	(565)	(799)		*		*		*

Income (loss) before income tax expense (recovery)	13,919	(9,619)		*		*		*
Income tax expense	4,668	3,443		*		*		*

Net income (loss)	$9,251	$(13,062)		*		*		*

(1)	Percentage reflects percentage of related revenues.

*	Not Meaningful

Revenues

	Year Ended November 30,		Percentage
	2006	2007	Change
	(Dollars in thousands)

Product	$157,319	$228,274	45.1%
As a percent of revenue	88.8%	91.1%
Maintenance and services	19,872	22,206	11.7%
As a percent of revenue	11.2%	8.9%
Total	177,191	250,480	41.4%

Total revenues for the year ended November 30, 2007 increased by 41.4% to $250.5 million from $177.2 million for the year ended November 30, 2006. Of this increase, $73.0 million is attributable to additional revenues generated from InterVideo products. There was an increase in total revenues from Corel products of $0.3 million in the current year. This increase was driven by growth of approximately $16.0 million, in WinZip, CorelDraw, iGrafx, and Corel Painter. These increases were largely offset by a decrease in WordPerfect revenues of $12.1 million and Digital Imaging revenues of $3.6 million from last year.

Product revenues for the year ended November 30, 2007 increased by 45.1% to $228.3 million from $157.3 million for the year ended November 30, 2006. Product revenues for Corel products decreased by $2.0 million or 1.3% to $155.3 million for the year ended November 30, 2007. This decline primarily reflects the decline in sales of WordPerfect and the decrease in sales of Digital Imaging products, which was partially offset by an increase in the sales of the rest of the portfolio of products, led by growth in WinZip, CorelDRAW, iGrafx and Corel Painter revenues. The decline in WordPerfect revenues for the year ended November 30, 2007 is due primarily to a decrease in point of sale royalties from one of our largest OEM customers, a decrease in enterprise license revenue and the latter part of the product lifecycle given the launch of WordPerfect Office X3 in the first quarter of the prior year. The decline in Digital Imaging revenue for the year ended November 30, 2007 is primarily attributable to lower POS and APOS (after Point of Sale) revenue for Snapfire at one of our largest OEM customers, a decrease in the level of upgrades from earlier versions of Paint Shop Pro to Paint Shop Pro Photo X1 and the repositioning of this brand as our higher end product relative to our acquired Photo Impact and Photo Express brands. A new version of Paint Shop Pro was released in the fourth quarter of fiscal 2007. Also, we expect improved performance from the recently announced MediaOne product, which is the follow-on product to Snapfire. Revenues from our WinZip products have increased due to new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues is attributable to significant new customer wins in the Japanese market, the overall competitiveness of our product portfolio and additional marketing and promotional initiatives undertaken in the current year. The increase in CorelDRAW revenues during the year ended November 30, 2007 is attributable to growth in the European market due to significant enterprise license agreements and additional promotion and marketing activity. CorelDRAW continues to experience growth in emerging markets such as Latin America. The increase in Corel Painter revenue during fiscal 2007 is due to continued worldwide growth in OEMs, e-store sales, and channel sales.

Maintenance and services revenues increased by 11.7% to $22.2 million for the year ended November 30, 2007. This increase is largely attributable to increased sales of WinZip’s maintenance program. As a percentage of total revenue, maintenance and services revenue declined to 8.9% in fiscal 2007 from 11.2%, as a result of the change in product mix due to the acquisition of InterVideo. The InterVideo family of products generates minimal amounts of maintenance and services revenue.

Total Revenues by Product Group

As a result of our acquisition of InterVideo, we changed our revenue by product group classification so that it was aligned with how we now manage our product groups. Revenues by product for the year ended November 30, 2006 were reclassified to conform to the current period. There have been no changes to total revenues for the year ended November 30, 2006 as a result of this reclassification.

	Year Ended November 30,		Percentage
	2006	2007	Change
	(Dollars in thousands)

Graphics and Productivity	$137,741	$141,692	2.9%
As a percent of revenue	77.7%	56.6%
Digital Media	39,450	108,788	175.8%
As a percent of revenue	22.3%	43.4%

Graphics and Productivity revenues increased by $4.0 million or 2.9% to $141.7 million in fiscal 2007 from $137.7 million in fiscal 2006. There was a decline of $12.0 million in the sales of WordPerfect Office. The rest of the Graphics and Productivity portfolio of products increased by $16.0 million or 15.5% as compared to the year ending November 30, 2007. This was primarily driven by growth in WinZip, CorelDRAW, iGrafx and Corel Painter revenues. Revenues from our WinZip products have grown due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues is attributable to additional marketing and promotional initiatives undertaken in the current quarter, and new licensing deals in Japan. The increase in CorelDRAW is due to new licensing deals reached in EMEA. The increase in Corel Painter is due to continued worldwide growth in OEM’s, e-store sales, and channel sales. The decline in WordPerfect revenues is due primarily to the decrease in point of sale royalties from one of our largest OEM customers, the decrease in enterprise license revenue, and the launch of WordPerfect Office X3 in the first quarter of the prior year.

Digital Media revenues increased by 175.8% to $108.8 million in fiscal 2007 from $39.5 million in fiscal 2006. The significant increase is due to the inclusion of $73.0 million of revenue in fiscal 2007 that resulted from products acquired with our acquisition of InterVideo on December 12, 2006. Excluding acquired Digital Media products, Corel’s Digital Imaging products decreased by 9.2% to $35.9 million in fiscal 2007, as compared to $39.5 million in fiscal 2006. The decrease in revenues was the result of lower conversion rates and lower point of sales and after point of sales (APOS) revenue at our largest OEM customer. Some of this decline was offset by the introduction of MediaOne, which was not sold in fiscal 2006, as we continued to acquire new OEM partners and started to realize the benefit of APOS revenue. Also, during the second half of the year, we continued to reposition Paint Shop Pro as the high end, high value product in a portfolio of Digital Media products, which now also includes Photo Impact and MediaOne.

Total Revenues by Region

	Year Ended November 30,				Percentage
	2006	2007	2006	2007	Change
		(Dollars in thousands)

Americas	$104,447	$125,979	58.9%	50.3%	20.6%
Europe, Middle East, and Africa (EMEA)	58,253	72,932	32.9	29.1	25.2
Asia Pacific (APAC)	14,491	51,569	8.2	20.6	255.9

Total	$177,191	$250,480	100.0%	100.0%	41.4%

Revenues in the Americas increased by 20.6% to $126.0 million in fiscal 2007 compared to $104.4 million in fiscal 2006. The increase was principally driven by the revenues associated with our new InterVideo products, which generated sales of $28.7 million for the year ending November 30, 2007. Revenues for Corel products declined by 6.9% in fiscal 2007, due to lower WordPerfect and digital imaging revenues. WordPerfect decreased due to the decrease in point of sale royalties from one of our largest OEM customers, the decrease in enterprise license revenue, and the launch of WordPerfect Office X3 in the first quarter of the prior year.

The decline in digital imaging revenues for fiscal 2007 is primarily attributable to lower POS revenue at one of our largest OEM customers and the repositioning of the Digital Imaging product as our higher end product relative to our acquired Photo Impact brand and MediaOne. A new version of Paint Shop Pro has been released in the fourth quarter of fiscal 2007.

Revenues in EMEA increased by 25.2% to $72.9 million in fiscal 2007 from $58.3 million in fiscal 2006. The main reason for the increase was the revenues generated by our InterVideo products which totaled $10.3 million in fiscal 2007. Revenues from Corel products increased by 7.6% primarily due to increases in CorelDRAW Graphics Suite and WinZip product sales, which offset decreases in sales in WordPerfect and Digital Imaging product. CorelDRAW Graphics Suite revenues increased in EMEA due to continued advances made in the retail, academic and enterprise market and the strengthening of the Euro relative to the US Dollar.

APAC revenues increased by 255.9% to $51.6 million in fiscal 2007. The increase is due largely to sales from InterVideo products of $34.0 million in fiscal 2007. Revenue growth in Corel products was 21.2% for the year ended November 30, 2007, due to revenue growth in WinZip and iGrafx. iGrafx growth was larger in this region due to licensing deals reached with one of our distribution partners initiated in the second quarter of fiscal 2007. Revenues from our WinZip products have grown significantly due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging.

Cost of Revenues

	Year Ended November 30,		Percentage
	2006	2007	Change
	(Dollars in thousands)

Cost of product	$21,339	$49,775	133.3%
As a percent of product revenue	13.6%	21.8%
Cost of maintenance and services	1,142	796	(30.3)%
As a percent of maintenance and service revenue	5.7%	3.6%
Amortization of intangible assets	14,366	26,119	81.8%
As a percent of revenue	8.1%	10.4%

Cost of Product Revenues.  Cost of product revenues increased by 133.3% to $49.8 million in fiscal 2007 from $21.3 million in fiscal 2006. As a percentage of product revenues, cost of product revenues increased to 21.8% from 13.6%, for the year ended November 30, 2007. The increase in the period is largely attributable to the change in our product mix caused by the acquisition of InterVideo. InterVideo products generally have higher royalty bearing content than Corel products.

Cost of Maintenance and Services Revenues.  Cost of maintenance and services revenues decreased to 3.6% of related revenues in fiscal 2007 compared to 5.7% in fiscal 2006. The increase in maintenance revenues is primarily attributable to WinZip’s higher maintenance revenues, for which we have experienced limited incremental costs to provide.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $11.7 million to $26.1 million in the year ended November 30, 2007, from $14.4 million in the year ended November 30, 2006. This increase is due to the $15.5 million of amortization related to the intangible assets of $86.6 million acquired with InterVideo.

Operating Expenses

	Year Ended November 30,		Percentage
	2006	2007	Change
	(Dollars in thousands)

Sales and marketing	$54,851	$70,587	28.7%
As a percent of revenue	31.0%	28.2%
Research and development	25,883	44,712	72.7%
As a percent of revenue	14.6%	17.9%
General and administrative	24,285	37,083	52.7%
As a percent of revenue	13.7%	14.8%
Restructuring	810	1,447	78.6%
As a percent of revenue	0.5%	0.5%
Acquired in-process research and development	—	7,831	n/a
As a percent of revenue	0.0%	3.1%
InterVideo integration expenses	358	5,220	1358.1%
As a percent of revenue	0.2%	2.1%

Sales and Marketing.  Sales and marketing expenses increased by 28.7% to $70.6 million in fiscal 2007 as compared to $54.9 million in fiscal 2006. For the year, sales and marketing expenses as a percentage of revenue decreased to 28.2%, as compared to 31.0% for the prior period. The increase in sales and marketing expenses is as a result of additional costs associated with assuming InterVideo operations. The decline in expenses as a percentage of revenue from the prior year is due to our integration activities which have created cost synergies in the current period.

Research and Development.  Research and development expenses increased by 72.7% to $44.7 million for the year ended November 30, 2007, as compared to $25.9 million for the year ended November 30, 2006. As a percentage of total revenues, research and development expenses increased to 17.9% from 14.6% in fiscal 2007 as compared to fiscal 2006. The increase in research and development expenses is as a result of products acquired from InterVideo which are part of our Digital Media group of products. Further research and development investment has been, and is expected to be, made in Digital Media due to relative maturity and growth potential of this sector.

General and Administrative. General and administration expenses increased to $37.1 million in the year ended November 30, 2007, from $24.3 million for the year ended November 30, 2006. As a percentage of total revenues, general and administration expenses increased to 14.8% from 13.8% as compared to fiscal 2006. The increase in general and administration costs is due largely to the integration of InterVideo operations and resources as well as additional expenses incurred to be compliant with the Sarbanes-Oxley Act of 2002.

InterVideo Integration Expense:  Integration costs relating to the acquisition of InterVideo totaling $5.2 million have been recorded during the year ending November 30, 2007. These costs relate to the integration of the InterVideo business into our existing operations, including travel costs, retention bonuses, incremental employees engaged solely for integration activities, other incremental costs for our employees who worked on the integration planning process, consultants for integrating systems, and other one-time charges for integrating systems.

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

Restructuring.  In the fourth quarter of fiscal 2007, our management has initiated a restructuring plan to centralize much of our Digital Media operations in Greater China and Fremont, California. Additionally, further changes have been made to staff to align and balance our global teams. This has resulted in the planned closure of our Minneapolis location in fiscal 2008 as well as the termination of certain employees. The fair value of the liabilities arising from this plan are $2.2 million, of which $1.9 million relates to termination and related benefits, and $0.3 million relates to the closure of our Mineapolis facilty. These charges will be funded by our cash flow from operations. We have expensed restructuring charges of $1.4 million in fiscal 2007 as a result of this plan. Further expenses of $0.8 million will be recorded in fiscal 2008. We expect significant reductions in employee expenses in future periods as a result of the restructuring plan, however, some employees have been added in other locations to replace some of the individuals terminated.

For our fiscal year ended November 30, 2006, restructuring costs of $810,000 represent severance costs related to the realignment of our sales and marketing force in the Americas and reductions in our research and development team.

Non-Operating (Income) Expense

	Year Ended November 30,
	2006	2007
	(Dollars in thousands)

Loss on debt retirement	$8,292	$—
Interest expense, net	11.331	16,254
Amortization of deferred financing fees	1,180	1,074
Other non-operating (income) expenses	(565)	(799)

Total non-operating expenses	$20,238	$16,529

Loss on Debt Retirement.  We incurred a loss on debt retirement of $8.3 million in fiscal 2006 relating to the write-off of deferred financing costs as a result of our refinancing $130.0 million of credit facilities prior to maturity, as part of our initial public offering on May 2, 2006.

Interest (Income) Expense, Net.  Net interest expense increased by $4.9 million in fiscal 2007 from $11.3 million in fiscal 2006. The increase is due to the additional long-term debt of $70.0 million entered into as a result of our acquisitions of InterVideo.

Amortization of Deferred Financing Fees.  The amortization of deferred financing fees decreased to $1.1 million for our fiscal year ended November 30, 2007 as compared to $1.2 million for our fiscal year ended November 30, 2006 as a result of the lower financing fees incurred under the senior credit facility entered into during our fiscal year ended November 30, 2006, as compared to those incurred with the Credit Suisse First Boston (“CSFB”) facility entered into during our fiscal year ended November 30, 2005.

Other non-operating income:  Other non-operating income, which is generally comprised of foreign exchange gains and losses, increased from $0.6 million to $0.8 million largely as a result of additional favorable foreign currency exchange gains in fiscal 2007 relating to the weakening of the US Dollar versus the Canadian Dollar and the Euro. Our gains on foreign currency exchange increased by $0.5 million from $0.4 million to $0.9 million in fiscal 2007.

Income Tax Expense.  Income tax expense of $3.4 million for our fiscal year ended November 30, 2007 consisted of current tax expense of $3.5 million and deferred tax recovery of $83,000 compared to a tax expense of $4.7 million for our fiscal year ended November 30, 2006 that included current tax expense of $3.4 million and a deferred tax expense of $1.3 million.

Current taxes for the years ending November 30, 2006 and 2007 include foreign withholding taxes plus taxes incurred by our foreign subsidiaries. Deferred taxes in fiscal 2007 relates to an additional $5.0 million valuation allowance against all deferred tax assets assumed in the InterVideo acquisition. In the third quarter, we determined that it was no longer more likely than not that the deferred tax assets would be realized, and accordingly a valuation allowance was recorded. This was offset by a reduction in our deferred income tax liability related to the amortization of intangible assets recorded on the acquisition of InterVideo. Deferred taxes in fiscal 2006 related to the tax benefits realized in Canada from the use of tax loss carryforwards, existing prior to our acquisition by Vector Capital, in post-acquisition periods, less deferred tax credits relating to WinZip operations in 2005.

We had current tax expense of $3.4 million on a loss before tax of $9.8 million due mostly to foreign withholding taxes which are not creditable due to the Canadian loss carryforwards and foreign taxes in jurisdictions which are profitable.

Comparison of Fiscal Year Ended November 30, 2006 to Fiscal Year Ended November 30, 2005

Our consolidated financial statements for our fiscal year ended November 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles.

The following table sets forth certain consolidated statements of operations data in dollars and expressed as a percentage of revenues for the periods indicated, as well as the percentage change on a year-over-year basis.

	Year Ended November 30,						Percentage
	2005	2006	2005		2006		Change
	(Dollars in thousands)

Revenues
Product	$148,308	$157,319	90.4%		88.8%		6.1%
Maintenance and services	15,736	19,872	9.6		11.2		26.3

Total revenues	164,044	177,191	100.0		100.0		8.0

Cost of revenues
Cost of product(1)	18,461	21,339	12.4		13.6		15.6
Cost of maintenance and services(1)	1,154	1,142	7.3		5.7		(1.0)
Amortization of intangible assets	26,139	14,366	15.9		8.1		(45.0)

Total cost of revenues	45,754	36,847	27.9		20.8		(19.5)

Gross margin	118,290	140,344	72.1		79.2		18.6

Operating expenses:
Sales and marketing	54,056	54,851	33.0		31.0		1.5
Research and development	23,538	25,883	14.3		14.6		10.0
General and administrative	19,851	24,285	12.1		13.7		22.3
Other operating expense	3,125	358	1.9		0.2		(88.5)
Restructuring	834	810	0.5		0.5		(2.9)

Total operating expenses	101,404	106,187	61.8		59.9		4.7

Income from operations	16,886	34,157	10.3%		19.3%		102.3%

Other expenses (income)
Loss on debt retirement	3,937	8,292		*		*		*
Interest expense, net	12,608	11,331		*		*		*
Gain on disposal of investments	(125)	—		*		*		*
Amortization of deferred financing fees	1,756	1,180		*		*		*
Other non-operating (income) expense	1,172	(565)		*		*		*

Income (loss) before income tax expense (recovery)	(2,462)	13,919		*		*		*
Income tax expense	6,291	4,668		*		*		*

Net income (loss)	$(8,753)	$9,251		*		*		*

(1)	Percentage reflects percentage of related revenues.

*	Not Meaningful

Revenues

	Year Ended November 30,		Percentage
	2005	2006	Change

Product	$148,308	$157,319	6.1%
As a percent of revenue	90.4%	88.8%
Maintenance and services	15,736	19,872	26.3%
As a percent of revenue	9.6%	11.2%
Total	164,044	177,191	8.0%

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

Maintenance and services revenues increased by 26.3% to $19.9 million in our fiscal year ended November 30, 2006 from $15.7 million in our fiscal year ended November 30, 2005. This increase is attributable to the successful implementation of WinZip’s maintenance program, commenced in the latter half of our fiscal year ended November 30, 2005, which provides customers with the right to unspecified upgrades of software licences on a when-and-if-available basis.

Total Revenues by Product Group

As a result of our acquisition of InterVideo in fiscal 2007, we changed our revenue by product group classification so that it was aligned with how we now manage our product groups. For this period and future periods, we will report on Corel’s two product categories: Digital Media and Graphics and Productivity. Our primary Digital Media products include the InterVideo products listed above and also our Paint Shop Pro, Snapfire, Photo Album, and MediaOne products. Our primary Graphics and Productivity products include, CorelDRAW Graphics Suite, WinZip, WordPerfect Office Suite and iGrafx. Revenues by product for the years ended November 30, 2006 and 2005 were reclassified to conform to the current period presentation. There was no impact on total revenues as a result of this re-classification.

	Year Ended November 30,				Percentage
	2005	2006	2005	2006	Change
	(Dollars in thousands)

Graphics and Productivity	$123,126	$137,741	75.1%	77.7%	11.9%
Digital Media	40,918	39,450	24.9	22.3	(3.6)%

Total	$164,044	$177,191	100.0%	100.0%	8.0%

Graphics and Productivity revenues increased by 11.9% to $137.7 million in our fiscal year ended November 30, 2006 from $123.1 million in our fiscal year ended November 30, 2005. Revenues from our WinZip products have grown significantly due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase is also attributable to the availability of new versions WinZip, including WinZip 10.0 and WinZip 10.0 Pro, and the implementation of our WinZip maintenance program commenced in the second half of our fiscal year ended November 30, 2005. iGrafx revenues have increased as a result of the release of a new version in the first quarter of our fiscal year ended November 30, 2006. Our CorelDRAW products had increased revenues for our fiscal year ended November 30, 2006 as compared to November 30, 2005. The growth is attributable to the strength of CorelDRAW Graphics Suite which generated higher revenues as it was within the first half of its release cycle.

These gains were offset by a decrease in WordPerfect revenues. Overall WordPerfect revenues were lower in the year as a result of a decline in enterprise license revenues from our corporate and government install base, and the decrease in point of sale revenue as a result of the removal of the preload of the full WordPerfect word processor application and trial applications of Quattro Pro and Presentations from the Dell Dimension and Inspiron PCs in the Americas. WordPerfect revenues increased in our global Internet store and retail channel as a result of the recent release of WordPerfect X3. On a quarterly basis, WordPerfect is now the fourth largest brand in Corel, behind CorelDRAW, Paint Shop Pro, and WinZip. There were also lower sales of Corel Painter and Corel Designer Suite, which are late in their release cycle.

Digital Media revenues decreased 3.6% to $39.5 million in our fiscal year ended November 30, 2006 from $40.9 million in our fiscal year ended November 30, 2005. Corel PaintShop which had increased sales during the fourth quarter of our fiscal year ended November 30, 2006 through OEM partners that were offset by lower sales in the retail market.

Total Revenues by Region

	Year Ended November 30,				Percentage
	2005	2006	2005	2006	Change
	(Dollars in thousands)

Americas	$98,412	$104,447	60.0%	58.9%	6.1%
EMEA	52,965	58,253	32.3	32.9	10.0
Asia Pacific	12,667	14,491	7.7	8.2	14.4

Total	$164,044	$177,191	100.0%	100.0%	8.0%

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

Revenues in the Americas increased by 6.1% for our fiscal year ended November 30, 2006 to $104.4 million compared to $98.4 million for our fiscal year ended November 30 2005. The increase was principally driven by the increased revenues associated with our WinZip products which increased because of higher new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. CorelDRAW revenues increased significantly because it is in the first half of its release cycle; and we added more North American OEM partners and bundling initiatives. The revenue growth in the Americas was offset by lower WordPerfect revenues due to lower PC shipments by our key OEM partners, and in particular Dell, and a decrease in revenues from our corporate and government install base.

EMEA revenues increased 10.0% to $58.3 million for our fiscal year ended November 30, 2006, compared to $53.0 million for our fiscal year ended November 30, 2005. EMEA revenues have increased in this period due to new licensing agreements and the improved performance of our OEM partnerships with Markement, as well as the launch of new language versions and localized e-stores.

Asia Pacific revenues increased by 14.4% to $14.5 million for our fiscal year ended November 30, 2006 as compared to $12.7 million for our fiscal year ended November 30, 2005. The larger percentage growth in this geographic segment, as compared to the Americas and EMEA, is due primarily to further investment in our marketing and sales force in Japan, and the release of CorelDraw X3 and WinZip.

Cost of Revenues

	Year Ended November 30,		Percentage
	2005	2006	Change
	(Dollars in thousands)

Cost of product	$18,461	$21,339	15.6%
As a percent of product revenue	12.4%	13.6%
Cost of maintenance and services	1,154	1,142	(1.0)%
As a percent of maintenance and service revenue	7.3%	5.7%
Amortization of intangible assets	26,139	14,366	(45.0)%
As a percent of revenue	15.9%	8.1%

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

Operating Expenses

	Year Ended November 30,		Percentage
	2005	2006	Change
	(Dollars in thousands)

Sales and marketing	$54,056	$54,851	1.5%
As a percent of revenue	33.0%	31.0%
Research and development	23,538	25,883	10.0%
As a percent of revenue	14.3%	14.6%
General and administrative	19,851	24,285	22.3%
As a percent of revenue	12.1%	13.7%
Restructuring	834	810	(2.9)%
As a percent of revenue	0.5%	0.5%
Other operating expenses	3,125	358	(88.5)%
As a percent of revenue	1.9%	0.2%

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

Restructuring.  Restructuring expense increased by 2.9% to $810,000 for our fiscal year ended November 30, 2006 as compared to $834,000 for our fiscal year ended November 30, 2005. For our fiscal year ended November 30, 2005, restructuring charges consist of severance and related expenses for terminated employees. The majority of the restructuring charges totaling $834,000 in our fiscal year ended November 30, 2005 relate to the integration of Jasc. For our fiscal year ended November 30, 2006, restructuring costs of $810,000 represent charges for the elimination of redundant positions and also the severance costs related to the realignment of our sales and marketing force in the Americas and our research and development team. There are no future service obligations due from any of our terminated employees, and we do not expect any future restructuring expenses to occur as a result of these realignments.

Non-Operating (Income) Expense

	Year Ended November 30,
	2005	2006
	(Dollars in thousands)

Loss on debt retirement	$3,937	$8,292
Interest expense, net	12,608	11,331
Amortization of deferred financing fees	1,756	1,180
Other non-operating (income) expenses	1,172	(565)

Total non-operating expenses	$19,473	$20,238

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

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2007, our principal sources of liquidity include cash and cash equivalents of $24.6 million and trade accounts receivable of $41.1 million. Our cash equivalents do not consist of any investments in asset backed commercial paper. We also have a five-year $75.0 million revolving line of credit facility which was unused at November 30, 2007.

During fiscal 2007 we received an invoice from a supplier of InterVideo relating to the period prior to our acquisition of InterVideo. During fiscal 2008, we expect to have a significant cash payout related to the settlement of this invoice. We are currently performing an audit on this invoice as we are disputing some of the items invoiced. As of November 30, 2007, we have accrued a material amount for what we believe to be an appropriate settlement. This accrual has been included in the purchase price allocation. However, it is possible that this estimate may be materially different from the final settlement amount. During fiscal 2008, we will also pay approximately $2.0 million related to our restructuring announced in the fourth quarter of fiscal 2007. Based on our current business plan and internal forecasts, we believe that cash generated from operations and the unused operating line of credit facility included under our senior credit facility, will be sufficient to meet our working capital and operating cash requirements for the next year. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in or incorporated by reference in Item 1A — “Risk Factors”.

Based on our current senior debt facility, a significant balloon payment will be required in fiscal 2012. We expect that the Company will maintain its creditworthiness over this time such that this payment can be refinanced at or prior to that date.

Working Capital

The net working capital deficit at November 30, 2007 was $15.2 million, a decrease of $46.4 million from the November 30, 2006 net working capital surplus of $31.2 million. The decrease is primarily attributable to the financing of the acquisition of InterVideo and the working capital deficiency of approximately $27.0 million which existed in InterVideo when we completed the purchase on December 12, 2006. The acquisition of InterVideo used approximately $69.3 million of working capital, consisting of $19.1 million of cash, $43.0 million operating line of credit and $7.2 million of direct transaction and restructuring costs. We have repaid the entire balance of the operating line of credit over the year ended November 30, 2007. Our working capital deficiency has improved by $27.1 million from its position at February 28, 2007, the end of our first quarter following the acquisition of InterVideo. In addition, the Company has generated and expects to continue generating, cash from operations which we expect will reduce the working capital deficiency over the next 12 months.

Current assets at November 30, 2007 were $71.5 million, a decrease of $2.4 million from the November 30, 2006 year end balance of $73.9 million. The decrease was primarily attributable to a decrease in cash and cash equivalents of $26.4 million, which is offset by an increase in trade accounts receivable of $22.9 million. The decrease in cash is attributable to the cash used in the acquisition of InterVideo, as well as cash used to pay down the operating line of credit which was used in the acquisition. The increase in the trade accounts receivable balance is primarily attributable to our increased sales over the prior period resulting from the InterVideo acquisition, recent product launches and the timing of cash receipts from some of our largest customers.

Current liabilities at November 30, 2007 were $86.7 million, an increase of $44.0 million from November 30, 2006. The increase primarily resulted from the increase in accounts payable and accrued liabilities of $39.1 million and a $3.0 million increase in deferred revenue. The increases in both balances are due to the increasing size of our operations subsequent to the acquisition of InterVideo, including an increase of $25.8 million in accrued royalties.

Cash Flows

	Year Ended November 30,
	2005	2006	2007
	(In thousands)

Cash provided by operating activities	$40,459	$36,225	$26,499
Cash provided by (used in) financing activities	(38,552)	(3,885)	71,808
Cash provided by (used in) investing activities	7,301	(1,906)	(124,760)

Year ended November 30, 2007 compared to year ended November 30, 2006.

Cash flow from operations of $26.5 million in our fiscal year ended November 30, 2007 was a decrease of $9.7 million from our fiscal year ended November 30, 2006. The decrease in operating cash flows in fiscal 2007 is attributable to reducing the net working capital deficiency assumed in the acquisition of InterVideo of $27.0 million, additional integration and restructuring costs, and a significant increase in our accounts receivable balance as at November 30, 2007 due to the timing of cash receipts from OEM Customers. There were no significant non-operating cash receipts included in net income in our fiscal year ended November 30, 2007.

Cash flow from financing activities was $71.8 million in our fiscal year ended November 30, 2007, an increase of $75.7 million compared to cash used in financing activities of $3.9 million in our fiscal year ended November 30, 2006. Sources of cash in the current period are the additional term loan of $70.0 million received as part of our service agreement amendment to fund the acquisition of InterVideo, and cash generated by exercises of Corel stock options of $5.4 million. The exercise of options was minimal in fiscal 2006, as we were only a public company for a portion of the year and there was no trading window for the exercise of our stock options unless it involved a terminated employee. Financing cash outflows in fiscal 2007 were $1.7 million in financing fees and $2.1 million in repayments of long-term debt.

Cash used in investing activities was $124.8 million in our fiscal year ended November 30, 2007 compared to $1.9 million in our fiscal year ended November 30, 2006. The additional cash outlay reflects the purchase of InterVideo on December 12, 2006 and the remaining interest in Ulead on December 28, 2006 totaling $120.9 million. There were also purchases of property, plant and equipment of $3.8 million an increase of $1.9 million from fiscal 2006. During the current fiscal year, we entered into a number of capital leases for capital assets with a value of $3.1 million. Payments on these leases will be made until fiscal 2013.

At the beginning of the third quarter of fiscal 2007, we received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry’s reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. In September, 2007, we received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, we received another notice of reassessment which increased the capital tax and interest for the 2000, 2001 and 2002 tax years The reassessed balance changed to CDN $7.5 million. We intend to vigorously defend against the reassessment. While management believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in its recorded income tax expense and may adversely affect its liquidity. However, we believe that the positions taken in our tax returns are correct and estimate the potential loss from the reassessment will not have a material impact on our financial condition or results of operations.

Indebtedness

On May 2, 2006, we entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan with a six-year maturity and a $75.0 million revolving line of credit with a five-year term. Proceeds from this refinancing were used to repay our existing debt at that time. On December 12, 2006, this facility was amended and we completed our acquisition of InterVideo and Ulead. The acquisition was partially financed through an amendment to the credit facility for an additional $70.0 million of term loan borrowings. In addition there was a $43.0 million draw on our revolving line of credit and the remainder was financed from cash of the combined Company. During the year ended November 30, 2007 we have repaid the $43.0 million revolving line of credit. There is no balance outstanding on the line of credit as of November 30, 2007.

The credit facility agreement requires us to make fixed quarterly principal repayments of 0.25% of the original principal amount on the term loan, or $225,000 from June 2006 to December 2006 and $400,000 from January 2007 through to December 2011, with the balance of the loan due in April 2012. The term loan and revolving line of credit bear interest at floating rates tied to either the Alternate Base Rate (“ABR”), which equals the higher of (i) the federal funds rate plus 50 basis points, and (ii) the prime rate) plus 2.25% until December 2006 and ABR plus 3.00% thereafter, or Adjusted LIBOR plus 3.25% until December 2006 and Adjusted LIBOR plus 4.00% thereafter. On an annual basis, beginning the first quarter of fiscal 2008, we are required to make a cash sweep payment to fund our principal balance, based on excess cash flow as defined in the agreement. We currently estimate that no payment will be required for the fiscal 2007 cash sweep and that no payments will be required through November 30, 2008. Our first payment is expected to be made in the first quarter of fiscal 2009.

In addition to the above loans, the facility also provides us with a $25.0 million letter of credit and a $5.0 million Swingline commitment. The applicable interest rate on any borrowings is based on a leverage ratio pricing grid. As at November 30, 2007, no balance was outstanding on either the letter of credit or the Swingline commitment.

In connection with the senior credit facility, we obtained interest rate protection by entering into an interest rate swap with its principal lender for $109.5 million. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 8.93% to 9.49%.

The borrowings under the senior credit facility are collateralized by a pledge of all our assets, including subsidiary stock. Under the terms of the credit agreement we are subject to restrictive covenants, such as restrictions on additional borrowing, distributions and business acquisitions/divestitures. It also includes the following financial covenants:

•	a maximum total leverage ratio, which is defined as the ratio of total debt to trailing four quarter consolidated Adjusted EBITDA, as defined in the credit agreement, to be less than specified amounts over the term of the facility as follows:

Period	Ratio

Through to November 29, 2007	3.50
November 30, 2007 through November 29, 2008	3.25
November 30, 2008 through November 29, 2009	3.00
November 30, 2009 through November 29, 2010	2.75
November 30, 2010 through November 29, 2011	2.50
November 30, 2011, thereafter	2.25

•	a minimum fixed charge coverage ratio, which is defined as the ratio of trailing four quarter consolidated Adjusted EBITDA to fixed charges as follows:

Period	Ratio

Through to Nov 29, 2010	2.00
November 30, 2010 through November 29, 2011	2.25
November 30, 2011, thereafter	2.50

The future debt payments on long-term debt as of November 30, 2007, excluding the annual cash sweep as discussed above, are as follows:

	Principal	Interest	Total

2008	$2,249	$13,914	$16,163
2009	1,596	13,772	15,368
2010	1,596	13,631	15,227
2011	1,596	13,489	15,085
2012	151,571	4,491	156,062

Total	$158,608	$59,297	$217,905

As of November 30, 2007, we were in compliance with all debt covenants. We have included the following reconciliation from the cash flow provided by operations to the Adjusted EBITDA used in the covenant calculations. Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. Adjusted EBITDA was $57.3 million for our fiscal year ended November 30, 2007 compared to $55.2 million for our fiscal year ended November 30, 2006.

This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For our fiscal years ended November 30, 2007, 2006 and 2005, we had cash flow from operations of $26.5 million,

36.2 million and $40.5 million, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations:

	Year-Ended November 30
	2005	2006	2007
	(In thousands)

Cash flow provided by operations	$40,459	$36,225	$26,499
Change in operating assets and liabilities	(10,440)	3,736	5,238
Interest expense, net	12,608	11,331	16,254
Income tax expense	6,291	4,668	3,443
Provision for bad debts	(529)	(195)	(252)
Unrealized foreign exchange losses on forward contracts	(263)	(150)	(147)
Deferred income taxes	(830)	(876)	83
Loss on interest rate swap recorded at fair value	—	(810)	(392)
Gain (Loss) on disposal of fixed assets	20	—	(102)
Restructuring	834	810	1,447
Integration costs	—	358	5,220
Reorganization costs	883	117	—

Adjusted EBITDA	$49,033	$55,214	$57,291

Contractual Obligations and Commitments

We have operating leases for office space. In accordance with GAAP, neither the lease liabilities nor the underlying assets are carried on the balance sheet as the terms of the leases do not meet the criteria for capitalization. Payments on these leases were approximately $6.8 million for our fiscal year ended November 30, 2007, $5.2 million for our fiscal year ended November 30, 2006 and $4.4 million for our fiscal year ended November 30, 2005.

We have debt as discussed in the indebtedness section above.

The following table outlines our contractual commitments over the next five years and thereafter at November 30, 2007:

	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Long-term debt	$16,163	$30,595	171,147	$—	$217,905
Capital Leases	966	1,785	549	—	3,300
Operating leases	4,420	7,882	6,362	8,349	27,013

Total	$21,549	$40,262	$178,058	$8,349	$248,218

Since our fiscal year ended November 30, 2004 we have funded our operations from cash flow from operations. We believe that our current resources are adequate to meet our requirements for working capital and capital expenditures for at least the next years. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financings. If we ever need to seek additional financing, there is a risk that additional financing will not be available, or if available, will not be available on reasonable terms.

Off-Balance Sheet Arrangements

As of November 30, 2007 and 2006, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We record revenue from our OEM customers based on the evidence of products sold by our OEM customers to end customers or to the OEMs sales channel partners. Under certain agreements where post contract support (“PCS”) is granted to OEM’s for a period greater than a year, we recognize revenue ratably over the shorter of the contractual PCS period or the estimated life of the product. Typically, our OEM customers do not have the right to claim a credit or refund for returns from an OEM’s sales channel partners or end customers back to the OEM.

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

Allowance for Product Returns and Rebate Programs

We allow returns of our packaged software from certain distributors and resellers for various reasons such as the release of new product versions that supersede older versions in channel inventory. Consequently we establish a return provision that is netted against revenues. In computing this provision, we use estimates and judgment based on our experience. These estimates are based on channel inventory levels, current and historical return rates, channel sell in and timing of new version and product introductions, and are in accordance with Statement of Financial Accounting Standards 48 (“FAS 48”), “Revenue Recognition when Right of Return Exists”. While our past estimates have been materially accurate, actual return rates could vary materially from our estimates. An increase in the return rate could result from changes in consumer demand or other factors. Should this variance occur, revenues could fluctuate significantly. Variances between estimated return rates and actual return rates are adjusted on a quarterly basis.

While we believe our accounting practice for establishing and monitoring our product return provision is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made and have a significant affect on revenues.

Accounting for Income Taxes

We have operations in a number of countries worldwide. Our income tax liability is therefore a consolidation of the tax liabilities we expect to have in various locations. Our tax rate is affected by the profitability of our operations in all locations, tax rates and systems of the countries in which we operate our tax policies and the impact of certain tax planning strategies which we have implemented.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have had substantial tax losses over the years and only a limited history of profitability, therefore we have recorded a valuation allowance against most tax assets. The deferred tax assets include the tax effect of $202.0 million of tax loss carryforward in Canada of which a significant portion are due to expire over the next two taxation years. Given the large interest expense related to the acquisition of InterVideo, and declining sales of WordPerfect, it is unlikely that we will be able to realize the benefit of these losses. Other deferred tax assets include investment tax credits in Canada and Taiwan which can only be applied against taxable income. Given that neither entity has a history of generating taxable income, it is unlikely that we will be able to realize the benefit of these investment tax credits. Therefore, we have recorded a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

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

Business Combinations

We account for acquisitions of businesses and technologies in accordance with Statement of Financial Accounting Standards No 141 Business Combinations (“FAS 141”). We allocate the purchase price to tangible assets, intangible assets, and liabilities based on fair values, with the excess of purchase price being allocated to goodwill.

Historically, our acquisitions have resulted in the allocation of a portion of the purchase price to goodwill, acquired intangible assets and consequent adjustments to our deferred taxes. In order to determine the fair value of these intangible assets, we make estimates and judgments based on assumptions about the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful life of those acquired intangible assets. Should different conditions prevail, we could record, write-downs of intangible assets or changes in the estimate of useful life of those intangible assets, which would result in changes to amortization expense.

Acquired definite lived intangible assets are initially recorded at fair value based on the present value of these estimated net future income-producing capabilities of the software products acquired. A significant change to the initial value assigned to the definite lived intangible assets, could result if different assumptions are used in determining the present value of the estimated net future income producing capabilities of the asset.

Acquired definite lived intangible assets are amortized over the future income producing period, which we consider to be the useful life, on a straight-line basis, with the exception of customer relationships which are amortized over the pattern in which we expect to generate economic benefits from the asset.

Impairment of Goodwill

In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“FAS 142”), goodwill is subject to annual impairment tests or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment in the fourth quarter of each fiscal year. We also test goodwill for impairment more frequently if events or circumstances warrant. Corel as a whole is considered one reporting unit. We estimate the value of our reporting unit based on market capitalization. If we determine that our carrying value exceeds our fair value, we would conduct the second step of the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. If the carrying amount of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized.

Long-lived Assets

We amortize our long-lived assets over the estimated useful life of the asset. We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. Events or changes in facts or circumstances can include a strategic change in business direction, decline or discontinuance of a product line, a reduction in our customer base or a restructuring. If one of these events or circumstances indicates that the carrying value of an asset may not be recoverable or that our estimated amortization period was not appropriate, we would record impairment in long lived assets. The amount of impairment would be measured as the difference between the carrying value and the fair value of the impaired asset as calculated using a net realizable value methodology. An impairment would be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

Stock Option Accounting

In accordance with Statement of Financial Accounting Standards No. 123(R) Share BasedPayment (“FAS 123(R)”) we estimate the fair value of our options for financial accounting purposes using the Black-Scholes model, which requires a number of subjective assumptions, including the expected life of the option, risk-free interest rate, dividend rate, forfeiture rate, future volatility of the price of our common shares and vesting period. The use of subjective assumptions could materially affect the fair value estimate. Prior to our initial public offering, there was no active market for our common shares. Since we have been public for less than the vesting period of our options, we do not consider the volatility of our share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on our share price, we will use a blended rate of our own share price volatility and the U.S. Dow Jones Software and Computer Services Index. We estimate the risk-free interest rate based on Government of Canada benchmark bonds with an average yield of five to ten years. We base our estimate of the expected life of the option based on comparable industry data and the period for which our options can be exercised. We assess our forfeiture rate through an analysis of the turnover of our employees since we commenced issuing options in December 2003. The fair values of the options issued are being recognized as compensation expense over the applicable vesting period of four years on a straight line basis except for performance based options which we recognize over the expected service period based on management’s best estimate of the expected achievement.

Based on equity awards outstanding as of November 30, 2007, we had unrecognized stock-based compensation totaling $14.6 million, and we expect to record approximately $7.0 million in stock-based compensation in our fiscal year ending November 30, 2008. To the extent we continue to grant equity awards in the future, the amounts of stock-based compensation recorded in future periods may be greater than these expectations. Stock-based compensation expense is reported in our Consolidated Statements of Operations, either as a cost of revenues, or as an operating expense with which the award recipients are associated.

Prior to our initial public offering, we did not obtain contemporaneous valuations from an unrelated valuation specialist. Instead, a retrospective valuation was performed by management, with input from Vector Capital. Contemporaneous valuations were not obtained because we were a private company and units were granted on a frequent basis. Therefore, it was impractical to obtain a valuation at each grant date. We believe that management, as a result of their experience and Vector Capital as a private equity firm, have relevant experience valuing companies. Where there was more than one class of shares outstanding, the enterprise value was equally allocated to the “as-converted” common shares to arrive at a per share fair value.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) released FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 and is effective for annual periods beginning on or after December 15, 2006, which is the year ending November 30, 2008 for the Company. We are currently completing a final assessment of income tax uncertainties across all jurisdictions. At this time, it is unknown as to whether any material retroactive adjustments will be recorded as part of the transition to FIN 48.

In September 2006, the Financial Accounting Standards Board released FASB 157, “Fair Value Measurements” and is effective for fiscal years beginning after November 15, 2007, which is the year ending November 30, 2008 for the Company. FASB 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. We are currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In February 2007, the Financial Accounting Standards Board released FASB 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007, which is the year ending November 30, 2008 for the Company. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect to use the fair value option for any financial assets and financial liabilities that are not currently recorded at fair value.

In December 2007, the Financial Accounting Standards Board released FASB 141-R, Business Combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is business combinations in the year ending November 30, 2010 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

In December 2007, the Financial Accounting Standards Board released FASB 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending November 30, 2010 and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact us as we have full controlling interest of all of our subsidiaries.

QUARTERLY FINANCIAL DATA

	Quarter Ended
2006	Feb. 28	May. 31	Aug. 30	Nov. 30	Total Year
	(Dollars in thousands,
	except number of shares and per share amounts)

Revenue:
Product	$39,498	$39,151	$36,362	$42,308	$157,319
Maintenance and service	4,789	5,059	4,892	5,132	19,872

Total revenue	44,287	44,210	41,254	47,440	177,191

Cost of revenues:
Cost of products	5,005	5,049	5,338	5,947	21,339
Cost of maintenance and services	314	276	287	265	1,142
Amortization of intangible assets	6,627	2,648	2,712	2,379	14,366

Total cost of revenues	11,946	7,973	8,337	8,591	36,847

Gross margin	32,341	36,237	32,917	38,849	140,344

Operating expenses:
Sales and marketing	14,504	14,023	11,810	14,514	54,851
Research and development	6,181	6,640	6,379	6,683	25,883
General and administration	5,395	6,193	5,833	6,864	24,285
InterVideo integration costs	—	—	—	358	358
Restructuring	560	251	—	(1)	810

Total operating expenses	26,640	27,107	24,022	28,418	106,187

Income from operations	5,701	9,130	8,895	10,431	34,157
Other expenses (income):
Loss on debt retirement	—	8,275	17	—	8,292
Interest expense, net	3,863	3,207	2,334	1,927	11,331
Amortization of deferred financing fees	444	357	188	191	1,180
Other non-operating (income) expense	(120)	(528)	377	(294)	(565)

Income (loss) before taxes	1,514	(2,181)	5,979	8,607	13,919
Income tax expense	3,152	1,791	485	(760)	4,668

Net (loss)	$(1,638)	$(3,972)	$5,494	$9,367	$9,251

Other comprehensive income (loss):
Unrealized (loss) gain on securities	(48)	(23)	(36)	(24)	(131)

Total comprehensive loss	$(1,686)	$(3,995)	$5,458	$9,343	$9,120

Net income (loss) per share:
Basic
WinZip common	$105.85	N/A	N/A	N/A	N/A
Corel common	$(0.25)	$(0.19)	$0.22	$0.38	$0.41
Fully diluted
WinZip common	$92.04	N/A	N/A	N/A	N/A
Corel common	$(0.25)	$(0.19)	$0.22	$0.37	$0.40

	Quarter Ended
2007	Feb. 28	May. 31	Aug. 30	Nov. 30	Total Year
	(Dollars in thousands,
	except number of shares and per share amounts)

Revenue:
Product	$47,304	$59,553	$55,018	$66,399	$228,274
Maintenance and service	5,330	5,479	5,352	6,045	22,206

Total revenue	52,634	65,032	60,370	72,444	250,480

Cost of revenues:
Cost of products	8,487	14,010	12,143	15,135	49,775
Cost of maintenance and services	198	221	244	133	796
Amortization of intangible assets	5,757	6,373	6,925	7,064	26,119

Total cost of revenues	14,442	20,604	19,312	22,332	76,690

Gross margin	38,192	44,428	41,058	50,112	173,790

Operating expenses:
Sales and marketing	17,104	17,492	17,231	18,760	70,587
Research and development	11,344	10,697	11,282	11,389	44,712
General and administration	9,095	9,187	8,803	9,998	37,083
Acquired in-process research and development	7,831	—	—	—	7,831
InterVideo integration expense	785	860	2,220	1,355	5,220
Restructuring	—	—	—	1,447	1,447

Total operating expenses	46,159	38,236	39,536	42,949	166,880

Income from operations	(7,967)	6,192	1,522	7,163	6,910
Other expenses (income):
Interest expense, net	3,921	3,718	4,195	4,420	16,254
Amortization of deferred financing fees	265	269	270	270	1,074
Other non-operating (income) expense	(632)	479	(497)	(149)	(799)

Income (loss) before taxes	(11,521)	1,726	(2,446)	2,622	(9,619)
Income tax (recovery) provision	355	(587)	4,314	(639)	3,443

Net income (loss)	$(11,876)	$2,313	$(6,760)	$3,261	$(13,062)

Other comprehensive (loss) income	—	—	56	(731)	(675)

Total comprehensive (loss) income	$(11,876)	$2,313	$(6,704)	$2,530	$(13,737)

Net income (loss) per share:
Basic	$(0.48)	$0.09	$(0.27)	$0.13	$(0.52)
Fully Diluted	$(0.48)	$0.09	$(0.27)	$0.13	$(0.52)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Given the amount of debt that we have, if lending rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense would change by approximately $492,000 for each 0.5% change in interest rates, based on debt outstanding as of November 30, 2007. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.

As of November 30, 2007, our interest rate swaps convert an aggregate notional principal amount of $109.5 million (or approximately 69% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 8.93% to 9.49%. During our fiscal year ended 2007, we have recorded a loss of $392,000 as a result of recording a portion of these interest rate swaps at fair value. As of November 30, 2007, $50.0 million of these interest rate swaps have been designated as effective hedging instruments and any gains or losses on these items are recorded in other comprehensive income.

As of November 30, 2006, our interest rate swaps converted an aggregate notional principal amount of $71.5 million (or approximately 80% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest was based on three-month LIBOR plus 3.25%. The fixed rates ranged from 8.62% to 8.74%. During our fiscal year ended 2006, we have recorded a loss of $810,000 as a result of recording this interest rate swap at fair value.

Foreign Currency Risk

Most of our operations are located in Canada and Taiwan. We incur a disproportionate percentage of costs in Canadian and Taiwanese dollars as compared to Canadian and Taiwanese dollar denominated revenues. We are therefore exposed to loss if the Canadian and Taiwanese dollar appreciates against the U.S. dollar.

We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in U.S. and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of November 30, 2007, we have two U.S dollar foreign exchange contracts of $1.2 million, which were settled on December 10, 2007 and December 21, 2007. A loss of $138,000 was recorded on these contracts for the year ending November 30, 2007.

As of November 30, 2006 we had one U.S. dollar foreign exchange contract of $500,000, which was settled on December 11, 2006.

As we also operate internationally, a portion of our business outside North America is conducted in currencies other than the U.S. dollar. Accordingly, the results of our business may also be affected by fluctuations in the U.S. dollar against certain European and Asian currencies, in particular the Pound Sterling, the Yen and the Euro. Our exposure to these and other currencies is minimized due to certain hedges naturally occurring in our business as we have decentralized sales, marketing and support operations in which most costs are local currency based.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data and the report of independent auditors thereon set forth below.

Quarterly financial information set forth herein under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Independent Auditors’ Report

To the Shareholders of Corel Corporation:

We have completed an integrated audit of Corel Corporation’s 2007 consolidated financial statements and of its internal control over financial reporting as of November 30, 2007, and an audit of its 2006 and 2005 consolidated financial statements. Our opinions, based on our audits, are presented below.

Consolidated Financial statements

We have audited the accompanying consolidated balance sheets of Corel Corporation as at November 30, 2007 and November 30, 2006, and the related consolidated statements of operations, cash flows and changes in shareholders’ deficit for each of the years in the three year period ended November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2007 and November 30, 2006, and the results of its operations and its cash flows for each of the years in the three year period ended November 30, 2007 in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting

We have also audited Corel Corporation’s internal control over financial reporting as at November 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at November 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
February 8, 2008
Ottawa, Ontario

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, U.S. dollars)

		As of November 30,
	Note	2007	2006

ASSETS
Current assets:
Cash and cash equivalents		$24,615	$51,030
Restricted cash	2	217	717
Accounts receivable
Trade, net	3	41,092	18,150
Other		118	808
Inventory	5	729	914
Income taxes recoverable		1,470	—
Prepaids and other current assets		3,276	2,300

Total current assets		71,517	73,919
Capital assets	7	8,971	3,651
Intangible assets	7,8	92,010	37,831
Goodwill	8,9	88,643	9,850
Deferred financing and other long-term assets	2,6	5,696	5,435

Total assets		$266,837	$130,686

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	10	$67,290	$28,220
Due to related parties	4	—	167
Income taxes payable		723	235
Deferred revenue		15,707	12,719
Current portion of long-term debt	12	2,249	1,426
Current portion of obligation under capital leases	13	767	—

Total current liabilities		86,736	42,767
Deferred revenue		2,365	2,015
Income taxes payable		11,693	8,488
Deferred income tax liabilities	11	20,754	—
Long-term debt	12	156,359	89,223
Accrued pension benefit obligation	15	1,116	—
Obligation under capital leases	13	2,114	—

Total liabilities		281,137	142,493

Commitments and contingencies	13
Shareholders’ (deficit) equity
Share capital:
Corel Common Shares (par value: none; authorized: unlimited; issued and outstanding: 25,457 and 24,535 shares, respectively)	14	40,652	30,722
Additional paid-in capital		5,926	4,612
Accumulated other comprehensive loss		(721)	(46)
Deficit		(60,157)	(47,095)

Total shareholders’ deficit		(14,300)	(11,807)

Total liabilities and shareholders’ deficit		$266,837	$130,686

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, U.S. dollars, except per share data)

		Year Ended November 30,
	Note	2007	2006	2005

Revenues
Product		$228,274	$157,319		$148,308
Maintenance and services		22,206	19,872		15,736

Total revenues		250,480	177,191		164,044

Cost of revenues
Cost of product		49,775	21,339		18,461
Cost of maintenance and services		796	1,142		1,154
Amortization of intangible assets		26,119	14,366		26,139

Total cost of revenues		76,690	36,847		45,754

Gross margin		173,790	140,344		118,290

Operating expenses
Sales and marketing		70,587	54,851		54,056
Research and development		44,712	25,883		23,538
General and administration		37,083	24,285		19,851
Acquired in-process research and development	8	7,831	—		—
InterVideo integration expense	8	5,220	358		3,125
Restructuring	16	1,447	810		834

Total operating expenses		166,880	106,187		101,404

Income from operations		6,910	34,157		16,886

Other expenses (income)
Loss on debt retirement	12	—	8,292		3,937
Interest income		(724)	(978)		(178)
Interest expense		16,978	12,309		12,786
Gain on disposal of investments		—	—		(125)
Amortization of deferred financing fees		1,074	1,180		1,756
Other non-operating expense (income)		(799)	(565)		1,172

Income (loss) before income taxes		(9,619)	13,919		(2,462)
Income tax expense (recovery)	11
Current		3,526	3,411		5,461
Deferred		(83)	1,257		830

Net income (loss)		$(13,062)	$9,251		$(8,753)

Other comprehensive income (loss), net of taxes of $nil		(675)	(131)		27

Comprehensive income (loss)		$(13,737)	$9,120		$(8,726)

Net income (loss) per Corel common share:	17
Basic		$(0.52)	$0.41	$	N/A
Fully diluted		$(0.52)	$0.40	$	N/A
Weighted average number of Corel common shares:
Basic		24,951	22,410		N/A
Fully diluted		24,951	23,156		N/A

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(In thousands, U.S. dollars, except per share data)

		Year Ended November 30,
	Note	2007		2006		2005

Net income (loss) per share:
Basic
Class A		$	N/A	$	N/A	$(2.40)
Class B		$	N/A	$	N/A	$(2.40)
WinZip common		$	N/A	$	N/A	$136.90
Fully diluted
Class A		$	N/A	$	N/A	$(2.40)
Class B		$	N/A	$	N/A	$(2.40)
WinZip common		$	N/A	$	N/A	$136.90
Income (loss) applicable to shareholders:
Class A
Distributed earnings to class		$	N/A	$	N/A	$21,018
Loss allocable to class		$	N/A	$	N/A	$(29,991)
Class B
Distributed earnings to class		$	N/A	$	N/A	$46,800
Loss allocable to class		$	N/A	$	N/A	$(66,781)
WinZip common
Distributed earnings to class		$	N/A	$	N/A	$12,000
Loss allocable to class		$	N/A	$	N/A	$(9,262)
Weighted average number of shares:
Shares used in basic per share amounts
Class A			N/A		N/A	3,737
Class B			N/A		N/A	8,321
WinZip common			N/A		N/A	20
Shares used in diluted per share amounts
Class A			N/A		N/A	3,737
Class B			N/A		N/A	8,321
WinZip common			N/A		N/A	20

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, U.S. dollars)

		Year Ended November 30,
	Note	2007	2006	2005

Cash flow from operating activities
Net income (loss)		$(13,062)	$9,251	$(8,753)
Depreciation and amortization		3,477	1,609	1,490
Amortization of deferred financing fees		1,074	1,180	1,756
Amortization of intangible assets		26,119	14,366	26,139
Stock-based compensation		5,488	3,232	1,731
Other non-cash charges		—	—	2,242
Provision for bad debts		252	195	529
Deferred income taxes		(83)	876	830
Unrealized foreign exchange loss on forward exchange contracts		147	150	263
Acquired in-process research and development	8	7,831	—	—
Loss (gain) on disposal of fixed assets		102	—	(20)
Loss on early retirement of debt	12	—	8,292	3,937
Gain on disposal of investments		—	—	(125)
Loss on interest rate swap recorded at fair value		392	810	—
Change in operating assets and liabilities	19	(5,238)	(3,736)	10,440

Cash provided by operating activities		26,499	36,225	40,459

Cash flow from financing activities
Restricted cash		500	249	1,257
Proceeds from operating line of credit		48,000	—	—
Repayments of operating line of credit		(48,000)	—	(2,500)
Proceeds from long-term debt	12	70,000	90,000	153,000
Repayments of long-term debt	12	(2,149)	(150,323)	(83,575)
Repayments of capital lease obligations		(315)	—	—
Payments on deferred purchase price		—	—	(750)
Financing fees incurred		(1,685)	(5,259)	(8,708)
Proceeds from public offering, net of costs of $5,176		—	69,132	—
Paid up capital distribution		—	—	(83,146)
Proceeds from exercise of stock options		5,406	—	—
Dividends		—	(7,500)	(14,135)
Other financing activities		51	(184)	5

Cash provided by (used in) financing activities		71,808	(3,885)	(38,552)

Cash flow from investing activities
Proceeds on disposal of assets		—	—	20
Proceeds on disposal of investments		—	—	125
Redemption of short-term investments		—	—	9,987
Acquisition of Jasc		—	—	(898)
Purchase of InterVideo, net of cash acquired	8	(120,912)	—	—
Purchase of long lived assets		(3,848)	(1,906)	(1,933)

Cash provided by (used in) investing activities		(124,760)	(1,906)	7,301

Effect of exchange rate changes on cash and cash equivalents		38	(150)	(19)
Increase (decrease) in cash and cash equivalents		(26,415)	30,284	9,189
Cash and cash equivalents, beginning of period		51,030	20,746	11,557

Cash and cash equivalents, end of period		$24,615	$51,030	$20,746

Supplemental disclosures:
Cash paid for interest		16,488	9,613	11,808
Cash paid (recovered) for income taxes		3,208	5,526	1,561
Share consideration on acquisitions		—	35,138	—
Purchases of capital assets under capital lease	13	3,074	—	—

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands, U.S. dollars)

						Accumulated
						Other	Additional	Retained	Total
				Corel Common		Comprehensive	Paid in	Earnings	Shareholders’
	Note	WinZip Stock		Shares		Income	Capital	(Deficit)	Deficit

Balances at December 1, 2005		20	$20	15,167	$(73,813)	$85	$7,427	$(18,953)	$(85,234)
Net income loss		—	—	—	—			9,251	9,251
Other comprehensive loss		—	—	—	—	(131)	—	—	(131)
Shares issued for services rendered		—	—	3	52	—	—	—	52
Repurchase of options		—	—	—	—	—	(427)	—	(427)
Stock based compensation		—	—	—	—	—	3,232	—	3,232
WinZip dividends paid		—	—	—	—	—	(5,480)	(2,020)	(7,500)
Shares issued on initial public offering		—	—	5,000	69,173	—	—	—	69,173
Shares issued on WinZip acquisition	8	(20)	(20)	4,323	35,158	—	—	(35,373)	(235)
Options Exercised, net of issue costs		—	—	42	152	—	(140)	—	12

Balances at November 30, 2006		—	$—	24,535	$30,722	$(46)	$4,612	$(47,095)	$(11,807)
Net income (loss)								(13,062)	(13,062)
Other comprehensive income (loss)		—	—	—	—	(675)	—	—	(675)
Stock based compensation	14	—	—	—	—	—	5,488	—	5,488
Acquisition of InterVideo options	8	—	—	—	—	—	719	—	719
Options exercised, net of issue costs	14	—	—	922	9,930	—	(4,893)	—	5,037

Balances at November 30, 2007		—	$—	25,457	$40,652	$(721)	$5,926	$(60,157)	$(14,300)

The components of total other comprehensive income for the years ended November 30, 2007 and 2006 are as follows:

	November 30, 2007	November 30, 2006

Actuarial gain recognized for defined benefit plan (note 15)	$931	$—
Loss on interest rate swaps designated as hedges (note 2)	(1,821)	—
Unrealized gains (losses) on securities (note 6)	215	(131)

Other comprehensive income (loss)	$(675)	$(131)

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, U.S. dollars, unless otherwise stated)

1.	Nature of Operations

Founded in 1985, Corel Corporation (“Corel” or the “Company”) is a global packaged software company with products for the Graphics and Productivity market and the Digital Media market. At November 30, 2007, the Company’s significant products include CorelDRAW Graphics Suite, Corel Paint Shop Pro, WordPerfect Office Suite, Corel Painter, WinZip, WinDVD, VideoStudio, DVD Movie Factory, DVD Copy, and Photo Impact.

2.	Summary of Significant Accounting Policies

Basis of presentation

The Company purchased Cayman Ltd.  Holdco (“WinZip”) from affiliates of Vector Capital contemporaneously with the completion of the Company’s public offering on May 2, 2006. Prior to this transaction, the Company and WinZip were under common control. Because of this common control, these financial statements include the results of WinZip from January 18, 2005 (the date Vector Capital purchased WinZip).

On March 31, 2006, the Company effected a 1.0 for 11.7 reverse split of its share capital. Accordingly, the share, per share, and share option data appearing in the consolidated financial statements and notes has been adjusted for all periods to reflect the impact of the reverse split.

Basis of consolidation

The consolidated financial statements include the accounts of Corel and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

Business combinations

Corel accounts for business acquisitions using the purchase method of accounting and records definite lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as at the date of acquisition. Goodwill is recorded as the residual amount of the purchase price less the fair value assigned to the individual assets acquired and liabilities assumed as at the date of acquisition.

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the Company’s revenue recognition policy for OEM customers, the Company recognizes revenue based on the evidence of products sold by our OEM customers to end customers or to the OEM’s sales channel partners. Under certain agreements where post contract support (“PCS”) is granted to OEM for a period greater than a year, revenue is recognized ratably over the shorter of the contractual PCS period or the estimated life of the product. Typically, the Company’s OEM customers do not have the right to claim a credit or refund for returns from OEM’s sales channel partners or end customers back to the OEM. However, in the few instances where Corel has granted its OEM customers with the right to claim a refund or credit to a certain capped percentage of the contract amount, the Company defers revenue based on the contractual return cap until it is able to establish a reasonable returns estimate based on historical return activity, that is specific to the respective sales channel, product line or country.

End-user sales are made directly through the Company’s websites without upgrades. Websales revenue is recognized, net of returns, upon the delivery of the product and the receipt of payment by credit card.

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

Allowance for product returns and rebate programs

In accordance with Financial Accounting Standards Board (“FAS”) 48, the Company reduces product revenues from distributors and retailers for estimated returns based on historical returns experience and other factors, such as the volume and price mix of products in the retail channel, return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for its products (including the competitive environment and the timing of new releases of its product). The Company

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also reduces product revenue for the estimated redemption of rebates on certain current product sales. The Company estimates provisions for distributor and retailer sales incentive rebates based on distributors and retailers actual performance against the terms and conditions of rebate programs. The Company estimates and provides for end user rebates based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program.

Certain customer agreements require payment by the Company of marketing development funds, co-operative advertising fees, rebates or similar charges. The Company accounts for such fees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09 as a reduction in revenue, unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated in which case the Company records these transactions as marketing expense. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

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

Other comprehensive income (loss)

Other comprehensive income (loss) is the change in equity of a business enterprise from non-shareholder transactions affecting shareholders’ deficit that are not included in net income (loss) on the consolidated statement of operations and is reported as a separate component of shareholders’ deficit. Other comprehensive income (loss) includes any unrealized gains or losses on available-for-sale securities, actuarial gains or losses on our defined pension benefit plans, and marked to market gains or losses incurred on our interest rate swaps that are designated as effective cash flow hedges under Statement of Financial Accounting Standards No 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).

Foreign currency translation

The functional currency of the Company and its subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are re-measured to U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are re-measured in U.S. dollars using historical exchange rates. Revenues and expenses are re-measured using the actual exchange rates prevailing on the date of the transactions. Gains and losses resulting from re-measurement are recorded in the Company’s Consolidated Statement of Operations as a component of other non-operating expense (income). The gains (losses) on foreign exchange were $862, $413, and ($933) for the years ending November 30, 2007, 2006, and 2005 respectively. These are included in other non-operating income (expense) on the consolidated statement of operations.

Cash equivalents

Cash equivalents are investments that are highly liquid and have terms to maturity of three months or less at the time of acquisition. Cash equivalents typically consist of commercial paper, term deposits and banker’s acceptances issued by North American banks and corporate debt. Cash and cash equivalents are carried at cost, which approximates their fair value.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash

As of November 30, 2007 and 2006, $150 is held in-trust at a law firm to pay legal fees and expenses of the former Board of Directors, as required by the acquisition agreement reached between Vector Capital and Corel Corporation dated August 28, 2003, whereby Vector capital acquired Corel. Any unused funds will be returned to Corel in 2009. As of November 30, 2007 and 2006, $67 represented cash deposit for leased premises. As of November 30, 2006 approximately $500 was held on deposit with financial institutions as compensating balances against certain foreign exchange exposures.

Investments

Investments are made up of equity securities classified as available-for-sale. Available-for-sale securities do not qualify for accounting under the equity method because Corel’s ownership interest in such investees is less than 20% and the Company does not have the ability to exercise significant influence on the investees.

All available-for-sale securities are recorded at fair value. Any unrealized gains and losses are reported as part of other comprehensive income (loss). Realized gains and losses are included in other non-operating expense (income).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, forward exchange contracts and accounts receivable.

The Company’s cash and cash equivalents are denominated predominantly in U.S. dollars and are primarily on deposit with North American financial institutions which reduces the financial risk from non-performance. Cash and cash equivalent deposits may exceed federally insured limits.

As at November 30, 2007, the Company has one customer with a balance of greater then 10% of total accounts receivable. This customer owes $5,634. As at November 30, 2006 there were no individual customers with balances greater then 10% of the total accounts receivable.

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount of the long-term debt, which is accounted for based on amortized cost, also approximate fair value because the Company has interest rate swaps, totaling approximately 70% of the total long-term debt which are marked to market as at November 30, 2007. The remaining long-term debt which was not hedged, approximates fair value as the long-term debt bears interest at floating rates.

The carrying amount of the capital leases, which is based on amortized cost, also approximates fair value as the fixed rates in the agreements range from 6.94% to 7.89% which approximate the market rates.

Forward exchange contracts

Corel manages its financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on its operations.

To meet this objective Corel enters into foreign exchange contracts from time to time for terms of less than one year. Contracts are with major Canadian chartered banks, and therefore non-performance by a counter party is considered unlikely. As of November 30, 2007, Corel has two U.S dollar foreign exchange contracts of $1,200 each, which were settled on December 10, 2007 and December 21, 2007. A loss of $138 was recorded on these contracts for the year ending November 30, 2007. As of November 30, 2006 Corel had one U.S dollar foreign exchange contract of $500, which was settled on December 11, 2006. A loss of $9 was recorded on this contract for the year ending November 30, 2006.

In accordance with the provisions of FAS 133, Corel’s forward exchange contracts qualify as derivative instruments. These contracts are not designated as hedging instruments under FAS 133. These contracts are marked-to-market at the end of each reporting period and resulting gains or losses are recorded as other non-operating expense (income) in the Company’s consolidated statement of operations. The Company does not use derivative instruments for trading purposes.

Interest rate swaps

During fiscal 2006, the Company entered into an interest rate swap with its principal lender, as required under its senior credit facility. The Company does not use derivative instruments for speculative purposes. As of November 30, 2007, the interest rate swaps have a notional amount of $59.5 million. This interest rate swap qualifies as a derivative and was not designated as a hedging instrument at the initiation of the swap, and therefore, the Company has not applied hedge accounting. As a result, at the end of each period, the interest rate swap is recorded in the consolidated balance sheet as an accrued liability at fair value, and any related gains or loses are recognized on the Company’s statement of operations within interest expense. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 8.62% to 8.76%. During fiscal 2007 and fiscal 2006, the Company recorded a loss of $391 and $810, respectively, to reflect the fair value for those interest rate swaps that have not been designated as hedges.

During fiscal 2007, the Company entered into an additional interest rate swap for $50.0 million with its principal lender to reduce the risk of changes in cash flows associated with interest payments due to changes in one-month LIBOR. This interest rate swap expires in January 2012, which is concurrent with the period to which the senior credit extends. The objective of the swap is to hedge the risk of changes in cash flows associated with the first future interest payments on floating rate debt with a notional amount of $50.0 million which is subject to changes in the one-month LIBOR rate, and therefore the cash flow from the derivative is expected to offset any changes in the first interest payments on floating rate debt with a notional amount of $50.0 million due to changes in one-month LIBOR. This is a hedge of specified cash flows. As a result, this interest rate swap is a derivative and was designated as a hedging instrument at the initiation of the swap. The Company has applied cash flow hedge accounting in accordance with FAS 133. At the end of each period, the interest rate swap is recorded in the consolidated balance sheet at fair value, and any related increases or decreases are recognized on the Company’s balance sheet within accumulated other comprehensive income.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007, management has assessed the cash flow hedge to have no ineffectiveness, as determined by the hypothetical derivate method. Accordingly during fiscal 2007, the Company has recorded a $1.8 million mark-to-market loss to other comprehensive income. During the fiscal year ending November 30, 2008, $447 of this loss is expected to be re-classified into earnings. If the Company partially or fully extinguishes the floating rate debt payments being hedged or were to terminate the interest rate swap contract, a portion or all of the gains or losses that have accumulated in other comprehensive income would be recognized in earnings at that time. Prospective and retrospective assessments of the ineffectiveness of the hedge have been and will be made at the end of each fiscal quarter.

As of November 30, 2007, the Company’s interest rate swaps convert an aggregate notional principal amount of $109.5 million (or approximately 69.3% of its interest-bearing debt) from floating rate interest payments under its term loan facility to fixed interest rate obligations.

On December 4, 2007 the Company entered into an additional interest rate swap for $40.0 million with its principal lender to reduce the risk of changes in cash flows associated with interest payments due to changes in one-month LIBOR. This has been designated to be a hedging instrument at the initiation of the swap, and therefore, the Company will apply cash flow hedge accounting in accordance with FAS 133.

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

Long-lived assets

Long-lived assets are recorded at cost. Amortization of licenses commences with the market release of the associated software products and versions. Depreciation and amortization are calculated using the following rates and bases:

Capital assets
Furniture and fixtures	20-33.3% per year declining balance
Computer equipment — general	Three years straight line
Computer equipment under capital lease — general	Three years straight line
Computer equipment — research and development	20-50% per year declining balance
Leasehold improvements	Straight line over the term of the lease
Intangible assets
Licenses	Straight line over their useful lives, generally three to seven years
Acquired technologies	Straight line over the remaining economic life, generally estimated to be two to seven years
Tradenames	Straight line over estimated life of five to seven years
Customer relationships	The pattern in which the economic benefits are expected to be realized, over an estimated life of seven years.
Non-competition agreement	Straight line over two years, the term of the agreement

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The determination of whether any impairments exist includes a comparison of estimated undiscounted future cash flows anticipated to be generated using the remaining life of the asset to the net carrying value of the asset. If the estimated undiscounted future cash flows associated with the asset are less than the carrying value, an impairment loss will be recorded based on the estimated fair value.

Goodwill

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead tests goodwill for impairment at least annually and, if necessary, would record any impairment in accordance with FAS 142, “Goodwill and Other Intangible Assets”.

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

Software development costs

Product development costs are charged to expense as incurred until technological feasibility is attained. The Company’s internally developed software costs include application and tools development, testing, translation and localization costs incurred in production of software to be licensed to customers. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development is traditionally short, and to date, such costs have not been material. Accordingly, the Company did not capitalize any development costs in fiscal 2007, 2006 and 2005.

The Company capitalizes software acquired through business combinations and technology purchases only if the related software under development has reached technological feasibility or if there are alternative future uses for the technology. The amortization expense is separately classified and disclosed as a component of cost of revenue.

Deferred financing charges

Deferred financing charges arise when the Company arranges long-term debt financing and are amortized over the term of the associated debt using the effective interest rate method. In fiscal 2005, 2006 and 2007, the Company entered into new debt facilities. Additions to deferred financing charges in fiscal 2007, 2006 and 2005 were $1,685 and $5,259, and $8,708 respectively. During fiscal 2007, 2006 and 2005, the related amortization expense was $1,074, $1,180 and $1,756, respectively.

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising costs

Advertising costs are expensed as incurred but do not include expenses related to coupon programs, which are applied against revenues. Advertising costs were $19,233, $18,951, and $20,981 for the years ending November 30, 2007, 2006 and 2005, respectively.

Shipping and handling costs

Shipping and handling costs associated with product delivery are included in cost of revenues for all periods presented.

Defined employee benefit plans

The Company maintains a defined benefit pension plan in certain jurisdictions for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Pension benefit obligations are determined by independent actuaries using management’s best estimate assumptions, with accrued benefits prorated on service. Obligations are recorded under the corridor method in accordance with Statement of Financial Accountings Standard No 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans” 158 (“FAS 158”).

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

For the year ended November 30, 2005 the Company used the ‘two class’ method to compute earnings (loss) per share. Under this method, basic earnings (loss) per share was computed for each class of common shares by adding the distributed earnings and the undistributed earnings (loss) for the period, to the extent the class could share in the earnings (loss), and then dividing the total by the adjusted weighted average number of shares in the class to which the earnings were allocated. Diluted earnings (loss) per share was also computed for each class of common shares by adding the distributed earnings and the undistributed earnings

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) for the period, to the extent the class could share in the earnings (loss), and then dividing the total by the adjusted weighted average number of shares in the class to which the earnings were allocated. The weighted average number of shares was adjusted to include potentially dilutive securities outstanding during the period. Such securities were the incremental Class A shares issuable upon the exercise of Units, and the assumed conversion of the preferred shares.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board released FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109” (“FIN 48”) and is effective for annual periods beginning on or after December 15, 2006, which is the year ending November 30, 2008 for the Company. The Company is currently completing its final assessment of income tax uncertainties across all jurisdictions. At this time, it is unknown as to whether any material retroactive adjustments will be recorded as part of the transition to FIN 48.

In September 2006, the Financial Accounting Standards Board released FASB 157, “Fair Value Measurements” and is effective for fiscal years beginning after November 15, 2007, which is the year ending November 30, 2008 for the Company. FASB 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In February 2007, the Financial Accounting Standards Board released FASB 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007, which is the year ending November 30, 2008 for the Company. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect to use the fair value option for any financial assets and financial liabilities that are not currently recorded at fair value.

In December 2007, the Financial Accounting Standards Board released FASB 141-R, “Business Combinations”. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is business combinations in the year ending November 30, 2010 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

In December 2007, the Financial Accounting Standards Board released FASB 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending November 30, 2010 and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

3.	Accounts Receivables and Allowance for Doubtful Accounts

The Company’s trade receivables are recorded in the balance sheet at the outstanding principal amount adjusted for any allowances for doubtful accounts and provisions for rebates and returns.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of trade receivables for the periods presented are as follows:

	November 30, 2007	November 30, 2006

Gross accounts receivable	$49,576	$29,979
Allowance for doubtful accounts	(1,366)	(1,003)
Provisions for returns and rebates	(7,118)	(10,826)

Trade receivables	$41,092	$18,150

4.	Related Party Transactions

In connection with certain transaction advisory work performed on the Company’s behalf, the Company paid Vector Capital, the majority shareholder of the Company, transaction fees and reimbursements for expenses of $172, $115 and $3,275 in fiscal 2007, 2006 and 2005, respectively. As of November 30, 2007 and 2006, there were amounts payable to Vector Capital of $0 and $167, respectively.

The Company purchased WinZip from Vector Capital in May 2006. (note 8)

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

5.	Inventory

The components of inventory for the periods presented are as follows:

	November 30, 2007	November 30, 2006

Product components	$310	$444
Finished goods	419	470

Inventory	$729	$914

6.	Investments

Investments are included as a component of deferred financing and other long-term assets on the balance sheet.

Any unrealized gains and losses on the available-for-sale securities are included in accumulated other comprehensive income on the balance sheet. The following chart summarizes the Company’s gross unrealized gains and losses on the available-for-sale securities:

	Year Ended November 30,
	2007	2006	2005

Equity securities:
Fair value	$418	$203	$334
Gross unrealized gains	418	203	334
Unrealized gains (losses) included in comprehensive income	215	(131)	99
Realized gain on sale of securities	—	—	72

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Lived Assets

The components of long-lived assets for the periods presented are as follows:

	November 30, 2007		November 30, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Capital Assets
Furniture and fixtures	$2,321	$1,118	$2,114	$994
Computer equipment — general	8,287	4,891	4,682	3,117
Computer equipment — research and development	1,299	797	1,448	729
Computer equipment under capital lease — general	3,074	294	—	—
Leasehold improvements	1,372	282	474	227

	16,353	7,382	8,718	5,067

Less: Accumulated amortization	7,382		5,067

Net book value	$8,971		$3,651

	November 30, 2007		November 30, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Intangible Assets
Licenses	$4,036	$2,176	$2,428	$1,735
Acquired technologies	116,378	55,324	75,104	54,115
Tradenames	32,348	10,956	21,772	5,818
Customer relationships	10,999	3,295	348	163
Non-competition agreement	150	150	150	140

	163,911	71,901	99,802	61,971

Less: Accumulated amortization	71,901		61,971

Net book value	$92,010		$37,831

The following table sets forth the Company’s estimated future amortization charges with respect to intangible assets for the five succeeding fiscal years.

Estimated
Amortization
Expense

2008	$26,220
2009	24,546
2010	17,718
2011	16,680
2012	5,849
Thereafter	997

Total	$92,010

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisitions

InterVideo Acquisition

On December 12, 2006, Corel completed the acquisition of 100% of the voting equity of InterVideo, a provider of Digital Media authoring and video playback software with a focus on high-definition and DVD technologies, for cash of approximately $198.6 million. In 2005, InterVideo acquired a majority interest in Ulead, a leading developer of video imaging and DVD authoring software for desktop, server, mobile and Internet platforms. As part of the Company’s acquisition of InterVideo, the remaining voting equity interest in Ulead was acquired by the Company on December 28, 2006 for cash of approximately $21.7 million.

The acquisition expanded the Company’s presence in the Digital Media software market by increasing its portfolio of Digital Media and DVD video products. With the addition of InterVideo, Corel has extended its presence in Asian markets, such as China, Taiwan and Japan.

The acquisition of InterVideo was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“FAS 141”) “Business Combinations”. Assets acquired and liabilities assumed were recorded at their estimated fair values as of December 12, 2006, and the results of InterVideo have been included in the Company’s consolidated operations from that date.

Purchase Price

The total purchase price of the acquisition is as follows:

Cash consideration — InterVideo acquisition	$198,624
Cash consideration — acquisition of remaining interest in Ulead	21,731
Fair value of stock options assumed	3,503
Deferred stock-based compensation	(2,784)
Direct transaction costs	3,751
Restructuring costs	3,490

Total purchase price	$228,315

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The assumptions used to value deferred stock-based compensation are as follows:

Expected term (in years)	4 to 7
Volatility	19.7 to 34.2%
Risk free interest rate	4.45 to 4.49%
Forfeiture rate	36.79 to 45.11%
Dividend yield	Nil

The deferred stock-based compensation is being amortized to expenses over the remaining vesting periods of the underlying options.

Direct transaction costs

Direct transaction costs of $3.8 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

Restructuring costs

In conjunction with the acquisition, management has initiated a restructuring plan (“InterVideo plan”) and has incurred restructuring charges in fiscal 2007 related to this plan. The InterVideo plan includes the reduction of headcount across all functions, the closure of certain facilities and the termination of certain redundant operational contracts. The total restructuring costs are $3.5 million.

As of November 30, 2007, all of the headcount reductions have been planned, identified and completed, and all facility closures have been planned and identified. Payments will continue to be made until May 2008 in relation to lease costs for the portion of our Eden Prairie, Minnesota office which is no longer occupied.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restructuring activities related to the acquisition of InterVideo that have been included as part of the purchase price allocation follows:

			Balance as at
	Estimate	Cash Payments	November 30, 2007

Termination benefits	$2,118	$2,099	$19
Cost of closing redundant facilities	1,372	691	681

Total	$3,490	$2,790	$700

Pursuant to Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, all restructuring charges related to the InterVideo acquisition are recognized as a part of the purchase price allocation and have been accrued for as of November 30, 2007. Cash flows from lease termination penalties are discounted to their present value. Any further changes in estimates related to the InterVideo plan will result in a charge to earnings in fiscal 2008.

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price was allocated to InterVideo’s net tangible and intangible assets based on their estimated fair values as at December 12, 2006. The excess of the purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions made by management. The allocation of the purchase price is as follows:

Amount

Cash, cash equivalents, and short-term investments	$106,691
Working capital	(26,966)
Capital and other long-term assets	4,056
Identifiable definite lived intangible assets	86,577
Deferred tax liability	(20,836)

Net assets acquired	149,522
Total purchase price	228,315

Goodwill from InterVideo acquisition	78,793

The purchase price allocation associated with this acquisition has been completed. There are contingencies related to certain legal proceedings that InterVideo was involved with in the normal course of business that have not yet been settled which could impact the value of certain acquired assets and liabilities assumed. Any difference in the final amounts related to the above estimates will result in a charge to earnings in the period it is realized.

Identifiable definite lived intangible assets:

Approximately $86.6 million has been allocated to definite lived intangible assets acquired, including $7.8 million related to in-process research and development (“IPR&D”). IPR&D represents new projects that, on the date of acquisition, the related technology had not reached technological feasibility and did not have an

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternate future use. All IPR&D has been expensed at the date of acquisition. The values assigned to identifiable definite lived intangible assets is as follows:

		First Year	Estimated Weighted Average
	Assigned Value	Amortization	Life (in years)

Acquired existing technologies	$57,520	$10,874	4.8
In-process research and development	7,831	—	—
Customer relationships	10,651	3,045	5.4
Trade names	10,575	2,115	5.0

Total	$86,577	$16,034

To determine the fair value of intangible assets, management used the income approach, specifically the present value of the operating cash flows generated, to determine the fair value of existing technologies, customer relationships, and the trade name.

Deferred Tax Liability

Approximately $25.8 million was estimated as the deferred tax liability arising from the difference between the value assigned to acquired technologies, customer relationships and trade names and their related tax value. As of the date of acquisition, the InterVideo deferred tax assets were recorded at approximately $5.0 million, for which a full valuation allowance was applied in the year ending November 30, 2007 (refer to note 11).

Goodwill

Approximately $78.8 million has been allocated to goodwill arising from the acquisition representing the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.

InterVideo Integration Expense

Integration costs relating to the acquisition of InterVideo totaling $5.2 million and $358 have been recorded for the years ending November 30, 2007 and November 30, 2006, respectively. These costs relate to the integration of the InterVideo business into our existing operations, including travel costs, retention bonuses, incremental employees engaged solely for integration activities, other incremental costs for Corel employees who worked on the integration planning process, consultants for integrating systems, and other one time charges for integrating systems

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of Corel and InterVideo, on a pro forma basis, as though the companies had been combined December 1, 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period or of results that may occur in the future. The pro forma financial information includes the following adjustments:

•	additional amortization of intangible assets related to the acquisition of $13.2 million for the year ended November 30, 2006

•	deferred tax recovery of $4.8 million for the year ended, related to the amortization of acquired intangible assets

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	additional interest expense of $9.3 million for the year ended, on additional debt financing for the acquisition

•	reduced stock based compensation expense of $2.6 million

•	elimination of minority interest loss of $1.0 million

•	amortization of deferred financing fees of $0.3 million, for the year ended, related to acquisition financing

The unaudited pro forma financial information for the year ended November 30, 2006 combines the historical results for Corel for the year ended November 30, 2006 and the historical results for InterVideo for the year ended September 30, 2006.

Year
Ended
November 30,
2006

Net revenues	$293,879
Net loss	$(2,461)
Basic net loss per share	$(0.11)
Diluted net loss per share	$(0.11)

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

Prior to the acquisition, the Company and WinZip were under common control. As a result, in accordance with FAS 141, the Company’s financial statements include the results of WinZip from January 18, 2005. The transaction was accounted for as a related party transaction. and accordingly, the fair value of the 4,322,587 Corel common shares issued as consideration was recorded as share capital, and the difference between the fair value of the shares issued and the carrying amount of WinZip’s net assets was recorded as a dividend.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9.	Goodwill

Changes in the carrying amount of goodwill were as follows:

Balance, November 30, 2004	$4,960
Adjustment for channel inventory and Jasc acquisition costs	897
Addition on WinZip combination (note 8)	3,993

Balance, November 30, 2005 and 2006	$9,850
Addition on acquisition of InterVideo (note 8)	78,793

Balance, November 30, 2007	$88,643

The Company performed impairment tests at each year end presented, and there have been no indications that an impairment of goodwill exists. All goodwill identified above is non-deductible for income tax purposes.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities for the periods presented are as follows:

	November 30,	November 30,
	2007	2006

Accrued payroll	$15,773	$16,715
Accrued interest	130	1,565
Trade accounts payable	7,095	2,386
Accrued royalties	26,816	1,043
Other accrued liabilities	17,476	6,511

Accounts payable and accrued liabilities	$67,290	$28,220

11.	Income Taxes

Income (loss) from operations before income taxes includes income from foreign operations of $1,798 in fiscal 2007, $10,357 in fiscal 2006, and $2,273 in fiscal 2005.

The provision for income taxes consists of the following:

	Year Ended November 30,
	2007	2006	2005

Current:
Canadian	$—	$736	$1,090
Foreign	3,526	2,675	4,371

	3,526	3,411	5,461

Deferred:
Canadian	—	381	1,706
Foreign	(83)	876	(876)

	(83)	1,257	830

Income tax expense	$3,443	$4,668	$6,291

A reconciliation of income tax at the statutory rate to the Company’s effective tax rate is as follows:

	Year Ended November 30,
	2007	2006	2005

Income (loss) before income taxes	$(9,839)	$13,919	$(2,462)
Expected statutory rate	36.1%	36.1%	36.0%

Expected tax expense (recovery)	(3,552)	5,025	(886)
Losses not previously benefited	(529)	(601)	—
Foreign tax rate differences	(9,248)	(3,258)	214
Change in valuation allowance	8,770	876	5,052
Non-deductible expenses and non-taxable income	5,919	1,922	1,264
Settlement of prior year audits	—	—	(334)
Change in estimates	(1,759)	—	—
Withholding tax on foreign income	3,519	685	930
Other	323	19	51

Reported income tax expense	$3,443	$4,668	$6,291

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant deferred tax assets and liabilities were as follows, as of the dates indicated:

	November 30,	November 30,
	2007	2006

Deferred tax assets (liabilities):
Net operating losses carried forward	$75,282	$76,652
Book and tax differences on assets	53,915	57,794
Other	37,716	18,513

Total deferred tax assets	166,913	152,959
Basis difference in InterVideo intangible assets (note 8)	(20,754)	—
Valuation allowance for tax assets	(166,913)	(152,959)

Net deferred tax liability	$(20,754)	$—

The deferred income tax liability of $20.8 million arises from the difference between the carrying value of the InterVideo intangible assets acquired and their tax basis. A balance of $25.8 million was estimated as the deferred tax liability arising from the difference between the value assigned to acquired technologies, customer relationships and trade names and their related tax value at the date of acquisition which has decreased to $20.8 million as a result of amortization recorded against these intangibles in the year.

As of November 30, 2007, the Company has tax loss carry-forwards of approximately $233.5 million, which expire during the years 2008 to 2027. Approximately $17.1 million of these losses are restricted to amounts that may be claimed each year based on U.S. tax loss limitations. The Company also has investment tax credits of approximately $16.7 million which expire during the years 2008 to 2013. We have recorded a full valuation allowance against our deferred tax assets because a significant portion of the Canadian loss carry-forwards are due to expire over the next two taxation years and Corel does not anticipate generating sufficient taxable income from operations to use these expiring losses and the other deferred tax assets.

The Ministry of Revenue of Ontario (“the Ministry”) audited the Company for the 2000 through 2002 taxation years and has denied certain deductions related to transactions with a foreign related party. In addition, during fiscal 2007 the Ministry has reassessed additional capital tax related to a financial transaction entered into during the audit period. The total tax and interest in the reassessments for the 2000 through 2002 taxation years is $7.5 million. The Company has not provided any amount in income tax payable in respect of these reassessments. The Company has filed a Notice of Objection for the denied deductions and is in the process of preparing a Notice of Objection for the capital tax issue. Although the Company believes that it will prevail in the appeals process, the ultimate liability for the tax and interest may differ from the amount recorded in our financial statements.

12.	Long Term Debt

The components of long term debt are as follows:

	November 30, 2007			November 30, 2006
	Current	Long Term	Total	Current	Long Term	Total

Term loan	$1,596	$156,359	$157,955	$900	$88,650	$89,550
Promissory note	653	—	653	526	573	1,099

Total	$2,249	$156,359	$158,608	$1,426	$89,223	$90,649

Line of credit	$75,000			$75,000
Outstanding balance	—			$—

Available line of credit	$75,000			$75,000

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future debt payments on long-term debt as of November 30, 2007, excluding the annual cash sweep as discussed above, are as follows:

	Principal	Interest	Total

2008	2,249	13,914	16,163
2009	1,596	13,772	15,368
2010	1,596	13,631	15,227
2011	1,596	13,489	15,085
2012	151,571	4,491	156,062

Total	$158,608	$59,297	$217,905

Term Loan

On May 2, 2006, the Company entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan with a six-year maturity and a $75.0 million revolving line of credit with a five-year term as part of its debt restructuring, which included repayments of $150.3 million on its then existing credit facilities. Proceeds from this refinancing were used to repay the Company’s existing debt at that time. As a result, the Company incurred a loss on debt retirement of $8.3 million. On December 12, 2006, this facility was amended as the Company completed its acquisition of InterVideo, and Ulead. The acquisition was partially financed through an amendment to the credit facility for an additional $70.0 million of term loan borrowings. In addition there was a $43.0 million draw on our revolving line of credit and the remainder from cash of the combined Company. During the year ended November 30, 2007 the Company has repaid $43.0 million of the revolving line of credit. There is no balance outstanding on the line of credit as of November 30, 2007.

The credit facility agreement requires the Company to make fixed quarterly principal repayments of 0.25% of the original principal amount on the term loan, or $225 from June 2006 to December 2006 and $400 from January 2007 through to December 2011, with the balance of the loan due in April 2012. The term loan and revolving line of credit bear interest at floating rates tied to either the Alternate Base Rate (“ABR”, which equal the higher of (i) the federal funds rate plus 50 basis points, and (ii) the prime rate) plus 2.25% until December 2006 and ABR plus 3.00% thereafter or Adjusted LIBOR plus 3.25% until December 2006 and Adjusted LIBOR plus 4.00% thereafter. On an annual basis, beginning the first quarter of fiscal 2008, the Company is required to make a cash sweep payment to fund its principal balance, based on excess cash flow as defined in the agreement. The Company is not required to make a payment for the fiscal 2007 cash sweep and no payments will be required through November 30, 2008.

In addition to the above loans, the facility also provides the Company with a $25.0 million ($10.0 million up to December 2006) letter of credit and a $5.0 million Swingline commitment. The applicable interest rate on any borrowings is based on a leverage ratio pricing grid. As at November 30, 2007, a balance of $6.7 million was outstanding on the letter of credit for Ontario tax and interest owing based on a notice of re-assessment received from the Ministry of Revenue of Ontario. As at November 30, 2007 no balance was outstanding on the Swingline commitment.

In connection with the senior credit facility, the Company obtained interest rate protection by entering into interest rate swaps with its principal lender for $109.5 million. The variable rate of interest is based on one-month LIBOR plus 4.00%. The fixed rates range from 8.93% to 9.49%.

The borrowings under the senior credit facility are collateralized by a pledge of all the Company’s assets, including subsidiary stock. Under the terms of the credit agreement the Company is subject to restrictive

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants, such as restrictions on additional borrowing, distributions and business acquisitions/divestitures. It also includes the following financial covenants:

•	a maximum total leverage ratio, which is defined as the ratio of total debt to trailing four quarter consolidated Adjusted EBITDA, as defined in the credit agreement, to be less than specified amounts over the term of the facility as follows:

Period	Ratio

Through to November 29, 2007	3.50
November 30, 2007 through November 29, 2008	3.25
November 30, 2008 through November 29, 2009	3.00
November 30, 2009 through November 29, 2010	2.75
November 30, 2010 through November 29, 2011	2.50
November 30, 2011, thereafter	2.25

•	a minimum fixed charge coverage ratio, which is defined as the ratio of trailing four quarter consolidated Adjusted EBITDA to fixed charges as follows:.

Period	Ratio

Through to Nov 29, 2010	2.00
November 30, 2010 through November 29, 2011	2.25
November 30, 2011, thereafter	2.50

As of November 30, 2007, Corel was in compliance with all debt covenants.

Promissory Note

On November 30, 2005, the Company signed a promissory note in regards to the release from its naming rights agreement for a sporting and entertainment venue. Under the terms of the note, the Company agreed to repay CDN$2,621 to Capital Sports Properties Inc., which was recorded as other operating expense in fiscal 2005. A principal payment of CDN$821 was made on December 1, 2005, and payments of CDN$300 were made on April 1 and June 30, 2006 and 2007. Additional payments of CDN$300 are due on January 1 and June 30, 2008. The Company can prepay the principal balance at any time, without penalties.

13.	Commitments and Contingencies

Operating leases

The Company rents office space in North America, Europe, and Asia under various operating leases, which contain different renewal options. The leases begin to expire in 2008.

On August 9, 2007 management entered into a new lease agreement for the rental of office space at our corporate head office in Ottawa. The agreement extends over the period of January 1, 2008 through December 31, 2017. The committed amount for basic rent over this period is CDN$13.1 million. As part of this lease agreement the company received leasehold improvement incentives of CDN$987.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At November 30, 2007, the minimum unaccrued commitments for our rental properties under long-term agreements are as follows:

Operating
Leases

2008	$4,256
2009	3,835
2010	3,882
2011	3,596
2012	2,766
2013 and thereafter	8,349

$26,684

The Company recorded lease expenses of $6,790, $5,225 and $4,400 for fiscal 2007, 2006, and 2005, respectively.

Obligations under Capital Leases

In 2007, Corel entered into various capital leases totaling $3,195. The leases expire on various dates between June 2010 and Julu 2012, at which time the Company has the right, but not the obligation, to purchase the equipment. Minimum lease payments for capital leases in aggregate and for the next five years are as follows:

Capital
Leases

2008	966
2009	956
2010	829
2011	371
2012	178
Thereafter	Nil

Total minimum lease payments	$3,300
Interest included in minimum payments at rates varying between 6.94% to 7.89%	419

Present value of minimum lease payments	2,881
Less current portion	767

Obligation under capital lease long term	$2,114

Customer Indemnification

The Company has entered into licensing agreements with customers that include intellectual property indemnification clauses. These clauses are typical in the software industry and require the Company to compensate customers for certain liabilities and damages incurred as a result of third party intellectual property claims arising from these transactions. The Company has not made any significant indemnification payment as a result of these clauses and, in accordance with FASB Interpretations No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), has not accrued any amounts in relation to these indemnification clauses.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2007 the Company received an invoice from a supplier of InterVideo relating to the period prior to the acquisition date of December 12, 2006. The Company is currently performing an audit on this invoice as it is disputing some of the items invoiced. As of November 30, 2007, the Company has accrued a material amount for what it believes to be an appropriate settlement. This accrual has been included in the purchase price allocation. However, it is possible that this estimate may be materially different from the final settlement amount. Any difference between the final settlement and the amount accrued will be included in earnings.

At November 30, 2007, we were a defendant in the patent infringement proceedings described below

Disc Link Corporation (“Disc Link”) v. H&R Block Digital Tax Solutions, Corel Corporation, Corel Inc., et al.  Disc Link filed a patent infringement action on April 10, 2007, against Corel Corporation and Corel Inc. (collectively “Company”) and 26 other defendants in the U.S District Court for the Eastern District of Texas, alleging infringement of U.S. Patent 6,314,574, issued November 6, 2001. Disc Link alleges that the defendants infringed the patent through the use of hyperlinks in software applications sold on discs, in particular hyperlinks which allegedly facilitate the provision of certain types of technical support. Company filed its answer and counterclaims to Disc Link’s complaint on July 13, 2007. In December 2007, a license agreement for an immaterial amount was reached with Disc Link, which settled the dispute.

Simon Systems (“Simon”) v. Corel Corporation.  Simon filed this patent infringement action on September 24, 2007, against Corel in the United States District Court for the District of Maryland (Southern Division), alleging infringement of U.S. Patent 5,559,562, issued on September 24, 1996. Simon alleges certain Corel video editing applications infringe the patent in the manner in which the alleged products provide functionality to allow the transitioning from a first video stream to a second video stream. Corel believes it has meritorious defenses to Simon’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain.

At the beginning of the third quarter of fiscal 2007, Corel received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. Subsequent to August 31, 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, the Company received another notice of assessment which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This reassessment was for CDN$7.5 million. The Company intends to vigorously

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defend against the reassessment. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in its recorded income tax expense and may adversely affect its liquidity. However, the Company believes that the positions taken in its tax returns are correct and estimates the potential loss from the re-reassessment will not have a material impact on our financial condition or results of operations. As of November 30, 2007, no amounts have been accrued.

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

Corel Common Shares

The holders of the Company’s Common Shares are entitled to one vote for each share held at any meeting of shareholders. Subject to the prior rights of the holders of the Company’s preferred shares, the holders of the Company’s common shares are entitled to receive dividends as and when declared by the board of directors. Subject to the prior payment to the holders of the preferred shares, in the event of the Company’s liquidation, dissolution or winding-up or other distribution of assets among shareholders, the holders of the common shares are entitled to share pro rata in the distribution of the balance of the Company’s assets. There are no preemptive, redemption, purchase or conversion rights attaching to the Common Shares.

On April 25, 2006, the Company entered into an underwriting agreement with a group of underwriters under the terms of which the Company agreed to the sale of 5,000,000 Common Shares from treasury (“Public Offering”). The Public Offering closed on May 2, 2006.

At November 30, 2007, there was an unlimited number of voting Corel Common Shares authorized, and 25,456,534 shares outstanding.

Corel preferred shares

At November 30, 2007 and 2006, there are unlimited amount of preferred shares authorized. There are nil shares issued and outstanding. The Company’s preferred shares may be issued in one or more series. The board of directors may amend the articles of incorporation to fix the authorized number of preferred shares in, and to determine the designation of the shares of, each series and to create, define and attach rights and restrictions to the shares of each series, subject to the rights and restrictions attached to the preferred shares as a class.

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares are entitled to a return of capital, the shares of all series of preferred shares will participate ratably in a return of capital in respect of the preferred shares as a class in accordance with the amounts that would be payable on the return of capital if all amounts so payable were paid in full.

Dividends and paid-up capital reductions

Prior to its acquisition by Corel on May 2, 2006, WinZip paid a cash dividend of $7,500 to its shareholders.

During fiscal 2005, Corel paid a cash dividend of $2,135 to certain holders of Class B shares and returned paid-up capital of $83,146 to its preferred and common shareholders. Also during fiscal 2005, WinZip paid a cash dividend of $12,000 to its shareholders.

Share Option Plans

The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Year Ended November 30,
	2007	2006	2005

Cost of products	$47	$26	$15
Cost of maintenance and services	9	8	4
Sales and marketing	1,465	770	583
Research and development	1,168	306	197
General and administration	2,799	2,122	932

Total stock-based compensation expense	$5,488	$3,232	$1,731

Corel estimates the fair value of its options for financial accounting purposes using the Black Scholes model, which requires the input of subjective assumptions including the expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares, forfeiture rate and vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to the Public Offering in April 2006 there was no active market for the Company’s common shares. Since the Company has been public for less than the vesting period of its options, the Company does not consider the volatility of the Company’s share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on the Company’s share price, the Company is using a blended rate of its own share price volatility and the US Dow Jones Software and Computer Services Index.

The fair value of all options granted during fiscal 2007, 2006 and 2005 was estimated as of the date of grant using the following weighted average assumptions:

	Year Ended November 30,
	2007	2006	2005

Expected option life (years)	7	7	7
Volatility	31.25%	36.13%	39.18%
Risk free interest rate	4.60%	4.33%	4.36%
Dividend yield	Nil	Nil	Nil
Forfeiture rate	16.46%	16.82%	Nil

As of November 30, 2007, there was $14,628 of unrecognized compensation cost, related to equity incentive plans, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Corel

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees. This will be recognized over a weighted average period of 2.90 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. Additionally, as of November 30, 2007, there was $1,653 of unamortized deferred compensation, related to the acquisition of InterVideo, which will be recognized over a period of 3.03 years.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (“2006 Plan”) was adopted by the Board of Directors in February 2006. This plan provides for the grant of options to employees and employees of the Company’s subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share-based awards (“options”) to the Company’s employees, consultants and directors, and employees, consultants and directors of the Company’s subsidiaries and affiliates. In May 2007, the board of directors authorized an additional 2,000,000 common shares available for issuance under the 2006 plan. Corel has 4,336,557 remaining common shares authorized for issuance under the 2006 Equity Incentive Plan.

To date the Company has issued 150,000 restricted stock units under the 2006 Plan. The company has not issued any restricted shares, share appreciation rights, performance share units, deferred share units, phantom shares and other share based awards. With respect to the exercise of the stock options issued under the 2006 Plan, the Company would deliver to the optionee common shares. The 2006 Plan allows the holder to receive a payment equal to the fair market value of a Corel Common Share at the exercise date, less the exercise price of the option, under certain conditions. The exercise price is determined at the date of the grant, and shall be the same for both components of the option. Options vest equally over four years and generally expire ten years after the grant date.

If any employees cease to be eligible for the 2006 Plan, they have 30 days after the date of their resignation or 90 days from their termination date to exercise any options that were exercisable on their final date of employment, otherwise options are forfeited. There were no capitalized stock-based compensation costs at November 30, 2007.

Options granted under the 2006 Plan have an exercise price ranging from $9.83 to $14.29, with the exception of 73,806 options granted in the WinZip acquisition which have an exercise price of $1.15. Outstanding options assumed in the acquisition of InterVideo (note 8) have an exercise price ranging from

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$10.07 to $18.41, with the exception of 8.9% of options which have an exercise price ranging from $0.50 to $6.03. Option activity is presented below:

	November 30, 2007
			Weighted
		Weighted	Average
		Average	Grant
		Exercise	Date Fair
	Options	Price	Value

Outstanding at beginning of period	513,333	$9.56	$6.26
Options granted	2,060,764	13.01	4.95
Options assumed in the acquisition of InterVideo (note 9)	1,700,717	12.95	2.06
Options exercised	(504,252)	10.21	4.87
Options forfeited	(1,096,097)	13.78	3.09

Outstanding at end of period	2,674,465	$12.59	$4.67

Exercisable at end of period	546,187	$12.26	$3.66

Options vested during the year	497,376		$4.56

Weighted average remaining life of the outstanding options	8.80 Years
Weighted average remaining life of the exercisable options	6.87 Years
Total intrinsic value of the exercisable options	$661
Total intrinsic value of the outstanding options	$1,207

	Year Ended November 30,
	2007	2006

Weighted average fair value of options granted	$4.95	$6.26
Intrinsic value of options exercised	1,460	20
Fair value of shares vested	2,267	291

During fiscal 2007 the Company has issued 150,000 units of restricted stock to senior officers of the Company under the 2006 Equity Incentive Plan. There are 30,000, 20,000, and 100,000 units which will vest fully if the officers remain with the Company until June 1, 2008, April 24, 2011, and October 15, 2007, respectively. Furthermore, if certain performance conditions are met, 15,000 of these restricted stock units may

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vest earlier. These units have began to vest on September 1, 2007 and will vest fully by October 15, 2007. Restricted stock unit activity for fiscal 2007 is presented below:

	November 30, 2007
			Weighted
			Average
			Grant
			Date Fair
	Options		Value

Outstanding at beginning of period	N/A$		$ N/A
Restricted stock units granted		150,000	13.23
Restricted stock units converted to common shares		(7,500)	14.06
Restricted stock units forfeited		Nil	N/A

Outstanding at end of period		142,500	$13.19

Exercisable at end of period		Nil

Restricted stock units vested during the year		7,500	$14.06

Weighted average remaining life of the outstanding options		9.69 Years
Weighted average remaining life of the exercisable restricted stock units		N/A
Total intrinsic value of the exercisable restricted stock units		Nil
Total intrinsic value of the outstanding restricted stock units		$1,587
Intrinsic value of restricted stock units exercised		$95
Fair value of options vested		$105

2003 Share Option and Phantom Share Unit Plan

On December 1, 2003, the Board of Directors approved the Stock Option and Phantom Share Unit Plan (“2003 Plan”). The 2003 Plan is administered by a Committee (“the Committee”), appointed by the Board of Directors. The Committee has sole and absolute discretion to grant Units, which consist of a stock option (“option”) together with a Phantom Share Unit (“PSU”), to eligible persons. All employees and officers of Corel were eligible persons.

Options are no longer granted under this plan. Corel has 1,065,066 Corel Common Shares reserved for issuance under the 2003 Plan as of November 30, 2007.

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2005, performance awards in respect of 149,830 common shares were issued to senior executives under the 2003 Plan, which entitles them to receive Units upon attaining identified performance goals. Vesting conditions are based solely on the satisfaction of performance conditions. No performance awards were issued in fiscal 2006 or 2007. These awards are accounted for as equity grants with reversal of recognized compensation cost if the award fails to vest. Included in stock-based compensation expense for these performance awards are $51, $574 and $627 for the years ending November 30, 2007, 2006 and 2005, respectively.

All units granted up to November 2005, which represent 92.1% of the outstanding units, have an exercise price of $1.17. Units granted between November 2005 and March 2006, which represent 7.9% of the units outstanding, have an exercise price ranging from $13.82 to $17.57. Unit activity is presented below:

	November 30, 2007		Weighted
		Weighted	Average
		Average	Grant
		Exercise	Date Fair
	Units	Price	Value

Outstanding at beginning of period	1,320,714	$1.98	$7.24
Units granted	Nil	n/a	n/a
Units exercised	(409,658)	1.17	6.53
Units repurchased	Nil	n/a	n/a
Units forfeited	(97,116)	2.42	7.54

Outstanding at end of period	813,940	$2.31	$7.24

Exercisable at end of period	627,954	$1.87	$5.43

Units vested during the year	360,109		$6.51

Weighted average remaining life of the outstanding units	7.07 Years
Weighted average remaining life of exercisable units	6.93 Years
Total intrinsic value of exercisable units	$5,954
Total intrinsic value of outstanding units	$7,473

	Year Ended November 30,
	2007		2006	2005

Weighted average fair value of units granted	$	N/A	$7.54	$9.13
Intrinsic value of units exercised		4,760	415	63
Fair value of units vested		2,346	1,897	1,747

15.	Employee pension plans

Defined contribution and retirement savings plan

The Company has a retirement savings plan for its Canadian employees, and also operates various other defined contribution benefit plans for some non-Canadian employees. While the specifics of each plan are different in each country, the Company contributes amounts related to the level of employee contributions. These contributions are subject to maximum limits and vesting provisions, and can be discontinued at the Company’s discretion.

The pension costs in fiscal 2007, 2006, and 2005 were $719, $1,026, and $781, respectively.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined pension benefit plan

Corel sponsors a defined benefit pension plan (the “Benefit Plan”) for a group of Taiwanese employees. Corel assumed the obligations of the Benefit Plan as a result of its acquisition of InterVideo on December 12, 2006. As of November 30, 2007 the Plan assets were $1,111 and the projected benefit obligation was $2,227.

No employees hired subsequent to July 1, 2005 are eligible for the Benefit Plan as per the regulations of the Taiwan government. Employees hired prior to July 1, 2005 could elect to join this defined pension benefit plan under the Taiwan Labor Standard Law, articles 53, 55, and 56.

Implementation of FAS 158

FAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the Company’s balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which Corel adopted effective December 12, 2006. FAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year-end, effective for fiscal years ending after December 15, 2008. Corel adopted the measurement provisions of FAS 158 effective November 30, 2007.

The funded status of the Benefit Plan was as follows for the fiscal year ended November 30, 2007:

Change in fair value of plan assets and benefit obligation

Fair value on acquisition date of December 12, 2006	$967
Actual return on plan assets	26
Employer contributions	118

Fair value of plan assets at November 30, 2007	$1,111

Projected benefit obligation on acquisition date of December 12, 2006	$3,015
Service cost	59
Interest cost	84
Actuarial gain	(931)

Benefit obligation at November 30, 2007	$2,227

Funding deficiency at November 30, 2007	$1,116

Both the plan assets and the benefit obligation are classified as non-current at November 30, 2007.

The weighted average assumptions used to determine befit obligations cost were as at November 30, 2007 were:

Average increase in compensation levels	4.50%
Discount rate	2.75%

The accumulated benefit obligation as at November 30, 2007 is $922.

Other Comprehensive Income

The Company’s Benefit Plan had a pre-tax net experience gain of $931 in accumulated other comprehensive income for the year ended and as of November 30, 2007. The experience gain recognized for the year ending November 30, 2007 is attributable to the decrease in the average increase in compensation levels decreasing from 6.00% to 4.50% and a reduction of the Taiwanese workforce eligible for the Benefit Plan subsequent to the acquisition. Net experience gains of $30 will be amortized from accumulated other

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

Pension Benefit Expense

Corel’s net pension and post-retirement benefit costs were as follows for the year-ending November 31, 2007:

Service cost	$59
Interest cost	84
Actual return on plan assets	(26)
Net periodic benefit costs for the year ending
November 30, 2007	$117

The weighted average assumptions used to calculate net benefit cost were as follows for the fiscal years ended November 30, 2007 were:

Discount rate:	2.75%
Average increase in compensation levels	6.00%
Expected long-term return on assets	2.75%

As required by law, the Company’s plan assets are deposited in Bank of Taiwan in the form of cash, where Bank of Taiwan is the assigned trustee for statutory retirement benefits. The expected long-term rate of return on assets for the plan reflects the expected returns for the bank accounts held with the government of Taiwan in which the plan invests and its expected volatility. In fiscal 2008, Corel expects to contribute approximately $102 to its Benefit Plan. Corel estimates that the future benefits payable will be $nil for each of the next five fiscal years, as well as the period from fiscal 2013 through fiscal 2017.

16.	Restructuring Charges

In the fourth quarter of fiscal 2007, management adopted a restructuring plan to centralize much of the Company’s Digital Media operations in Greater China and Fremont, California. Additionally, further changes have been made to staff to align and balance our global teams. This has resulted in the planned closure of the Company’s Minneapolis location in fiscal 2008 as well as the termination of certain individuals. The fair value of the liability arising from the plan is $2,210. The Company has expensed restructuring charges of $1,447 in the current period as a result of this plan, including termination benefits of $1,184 and costs of closing redundant facilities of $263. The remaining expense of $763 will be recorded by May 31, 2008, as termination payments are made to individuals who are retained by the Company through that date.

As of November 30, 2007, all of the headcount reductions have been identified and notified. All facility closures have been identified. Facilities are expected to close by the end of May 31, 2008. Any changes from our initial estimates will be recorded against fiscal 2008 earnings. No cash payments were made on these liabilities as at November 30, 2007.

In fiscal 2006, Corel incurred restructuring charges of $810 as the Company initiated a realignment of its sales and marketing teams and its research and development teams after completing an internal review of its future requirements. The only costs associated with this realignment were one-time termination benefits. As of November 30, 2006 the Company had an accrued liability of $412 for unpaid termination benefits which has been fully paid by November 30, 2007.

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

The following tables set forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per class of common share (in thousands):

	Year Ended November 30,
	2007		2006		2005

Net income (loss)		$(13,062)		$9,251	$(8,753)
Less: dividends and paid up capital distributions		—		—	(97,281)

Total income (loss) allocable to shareholders		(13,062)		9,251	$(106,034)

Class A Common Shares
Numerator
Distributed earnings to class	$	N/A	$	N/A	$21,018
Loss allocable to class		N/A		N/A	(29,991)

Numerator for basic and diluted earnings (loss) per share		N/A		N/A	(8,973)

Denominator
Weighted average number of shares		N/A		N/A	3,737

Class B Common Shares
Numerator
Distributed earnings to class	$	N/A	$	N/A	$46,800
Loss allocable to class		N/A		N/A	(66,781)

Numerator for basic and diluted earnings (loss) per share		N/A		N/A	(19,981)

Denominator
Weighted average number of shares		N/A		N/A	8,321

WinZip Common Shares
Numerator
Distributed earnings to class	$	N/A	$	N/A	$12,000
Loss allocable to class		N/A		N/A	(9,262)

Numerator for basic and diluted earnings per share		N/A		N/A	2,738

Denominator
Weighted average number of shares		N/A		N/A	20

The impact of the assumed conversion of preferred shares and exercise of options is anti-dilutive for fiscal 2005 and fiscal 2007. Potentially dilutive instruments relate to the number of common shares subject to options outstanding of 3,496,000 options for the year ended November 30, 2007. Potentially dilutive instruments for the year ending November 30, 2005, relate to the number of common shares subject to options outstanding of 965,000 options, and the assumed conversion of preferred shares outstanding of 3,105,000.

18.	Segment Reporting

The Company has assessed its business in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS 131”). As of November 30, 2007, the Company has determined that it operates in one business operating and reportable segment, the packaged software segment.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corel’s packaged software segment derives its revenues from two product lines, identified by the markets which they serve: Graphics and Productivity and Digital Media.

Segmented revenues for fiscal 2005 and fiscal 2006 have been re-classified to conform to the new product lines. Prior to fiscal 2007, revenues were broken down by Productivity and by Digital Media and Graphics. There was no impact on net income or total revenues as a result of these reclassifications.

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

The net book value of capital assets held in Canada as at November 30, 2007 and November 30, 2006 is $5.9 million and $2.8 million, respectively. For geographic regions other than Canada, the net book value of capital assets held as at November 30, 2007 and November 30, 2006 is $3.1 million and $0.9 million, respectively

The net book value of intangible assets held in Canada as at November 30, 2007 and November 30, 2006 is $12.1 million and $17.5 million, respectively. For geographic regions other than Canada, the net book value of intangible assets held as at November 30, 2007 and November 30, 2006 is $79.9 million and $20.3 million, respectively

Revenues by product and region and details regarding major external customers are disclosed in the following table:

	Year Ended November 30,
	2007	2006	2005

By product:
Graphics and Productivity	$141,692	$137,741	$123,126
Digital Media	108,788	39,450	40,918

	$250,480	$177,191	$164,044

By geographic region:
Americas
Canada	$10,122	$8,682	$7,745
United States	111,116	91,571	87,090
Other	4,741	4,194	3,577
Europe, Middle East, Africa (EMEA)	72,932	58,253	52,965
Asia-Pacific	51,569	14,491	12,667

	$250,480	$177,191	$164,044

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Changes in operating assets and liabilities

The following table outlines the details of the changes in operating assets and liabilities reflected on the statement of cash flows:

	Year Ended November 30,
	2007	2006	2005

Accounts receivable	(8,532)	500	1,130
Due to/from related parties	(167)	73	(289)
Inventory	1,534	(188)	613
Prepaids and other current assets	413	43	(2,405)
Accounts payable and accrued liabilities	(2,314)	(3,389)	3,874
Taxes payable	654	(1,669)	3,969
Deferred revenue	3,174	894	3,548

Total	$(5,238)	$(3,736)	$10,440

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of November 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of November 30, 2007.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2007, has been audited by PricewaterhouseCoopers LLP, our independent auditors, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  We acquired InterVideo on December 12, 2006 and contemporaneously with the closing of the acquisition commenced the integration of the InterVideo business with ours. This included implementation of a number internal controls related to InterVideo operations and migrating InterVideo processes to our processes. More specifically the following controls were implemented:

•	Migration from InterVideo financial reporting system to our financial reporting system

•	Additional review and sign-offs of subsidiary workbooks

•	Hired additional staff to ensure adequate oversight of financial functions

During the year we also implemented a number of internal controls around our tax provision preparation processes. This included the hiring of additional staff to ensure adequate segregation between preparation and review of our tax provisions.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information about our executive officers and directors:

Name	Age	Position

David Dobson(4)	45	Chief Executive Officer, Director
Douglas McCollam	54	Chief Financial Officer
Randall Eisenbach	57	Executive Vice-President, Operations
Jeffrey Hastings	43	President and General Manager, Digital Media
Nicholas Davies	45	Vice President and General Manager, Graphics and Productivity
Amanda Bedborough	38	Executive Vice President, EMEA and APAC Operations
Kevin Thornton	40	Senior Vice President, Sales and Marketing, Americas
Graham Brown	44	Executive Vice President, Software Development
Christopher DiFrancesco	44	Senior Vice President, Legal and General Counsel
Jonathan Kissane	38	Senior Vice President, Corporate Development
Jeremy Liang	51	Senior Vice President, Digital Media Development
Shawn Cadeau	36	Vice President, Global Marketing
Philip Wilson	52	Vice President, Global Human Resources
Steven Cohen(1)(2)(3)	42	Director
J. Ian Giffen(1)(2)(4)	50	Director
Amish Mehta(3)	34	Director
Alexander Slusky(3)(4)	40	Director
Daniel T. Ciporin(1)(2)	50	Director

(1)	Independent director

(2)	Member of Audit Committee

(3)	Member of Compensation Committee

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

Douglas McCollam has served as our Chief Financial Officer since January 2004 and became a member of our Board in October 2004. He did not stand for re-election to the board of directors in May 2007, and was replaced by Daniel J. Ciporin. From July 1996 to January 2004 he served as Executive Vice President and Chief Financial Officer of NORDX/CDT. He previously served in various capacities at Nortel Networks, including as Vice President Finance and Administration for Nortel CALA from 1993 to 1996. He served as Chief Financial Officer of Motorola Nortel Communications from 1991 to 1993, Group Controller Switching from 1989 to 1991 and Assistant Vice President, Corporate Financial Reporting and Analysis from 1987 to 1989. Mr. McCollam is a Certified Management Accountant and has a Bachelor of Commerce from Concordia University and an M.B.A. from the University of Chicago.

Randall Eisenbach has served as our Executive Vice President, Operations since August 2007. From April to August 2007 he served as our President and General Manager, Digital Media. From October 2002 to April 2007 he served as our Chief Operating Officer. From December 2000 to October 2002 he served as President and Chief Operating Officer of Enseo Corporation. Prior to joining Enseo he served in various capacities, including Chief Operating Officer and Executive Vice President, of 3dfx Interactive (formerly known as STB Systems) from 1985 to 2000. He has a Bachelor of Business Administration and an M.B.A. from Texas Tech University.

Jeffrey Hastings has served as Corel’s President and General Manager, Digital Media since August 2007. Prior to joining Corel, Mr. Hastings served as general manager at Pinnacle Systems, the consumer division of Avid. Prior to joining Pinnacle, Mr. Hastings was COO of M-Audio, another Avid company. Mr. Hastings previously served as president of Rio, the company that pioneered the MP3 space by introducing the industry’s first MP3 player. Mr. Hastings holds a bachelor’s degree in computer science from Purdue University and holds eight US patents.

Nicholas Davies has served as our Vice President and General Manager, Graphics and Productivity, since July 2007. Prior to that, he was our General Manager, Graphics from July 2003 to July 2007 and from October 2001 to July 2003 he held the position of Vice President — Strategic Marketing. Before joining Corel, Mr. Davies was Vice President EMEA for Ecademy Ltd., Brand and Marketing Manager for Coleman Europe, Commercial Manager France for Virgin Cola and Marketing Director for Puma Sports. Mr. Davies holds an MBA from INSEAD Business School in France, and a BA with honors in Business Administration from the European Business School in the United Kingdom.

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

Kevin Thornton has served as Corel’s Senior Vice President, Sales and Marketing, Americas since September 2007. Prior to joining Corel, Mr. Thornton served as Sr. Vice President Sales, Small Business Division (SBD) at Sage Software. He previously held management positions with Coca-Cola Bottling Company and was the Vice President Sales, Americas for Corel. Mr. Thornton holds a Bachelor of Physical and Health Education (Honors) degree from the University of Ottawa.

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

Jonathan Kissane has served as our Senior Vice President, Corporate Development since October 2006. Prior to joining us, he served as an Associate and Kauffman Fellow at Centennial Ventures from 2004 to 2006. From 1996 through 2002, he also held senior executive positions at Viafone and The Boston Consulting Group. He has a Bachelor of Science in Engineering and a B.A. in History from Stanford University, a J.D. from Harvard Law School and received his MBA with Distinction from INSEAD.

Jeremy Liang has served as Corel’s Senior Vice President, Digital Media Development since June 2007. Prior to joining Corel, Mr. Liang spent 10 years with Trend Micro where he served as EVP of Engineering, EVP of Information and Engineering Operations, and most recently EVP of Information and Chief Security Officer. Liang holds a masters degree in computer science from New Mexico Tech and a bachelor’s degree in computer science from ChiaoTung University, Taiwan.

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

Philip Wilson has served as Corel’s Vice President, Global Human Resources since June 2007. Prior to joining Corel, Mr. Wilson spent over 12 years with CIBC. Prior to CIBC, Mr. Wilson held executive positions at Northern Telecom, Bell Northern Research and CAE Electronics. Mr. Wilson graduated from McGill University with a major in industrial relations and a minor in economics Steven Cohen became a member of our Board in January 2006 and is independent from us. He has served in various capacities at Teknion Corporation since February 2001 and is currently Teknion Corporation’s Senior Vice President, Corporate Development. He is also a Director and Chairman of the compensation committee of Pele Mountain Resources Inc., a junior exploration company listed on the TSX Venture Exchange. He has a Bachelor of Commerce from McGill University and an M.B.A. from Harvard Business School.

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

J. Ian Giffen became a member of our Board in January 2006 and is independent from us. Since 1996, Mr. Giffen has been an advisor to or director of software companies and technology investment funds. From 1992 to 1996, Mr. Giffen was Vice President and Chief Financial Officer of Alias Research until its acquisition by Silicon Graphics. Mr. Giffen is currently a director of MKS, Ruggedcom Inc. and Descartes Systems and a director or advisor to a number of other private companies. Mr. Giffen has previously served on the board of directors of a number of public and private companies including Macromedia, Financial Models, Sierra Systems, 724 Solutions, DPS, Open Text, Delano Technology, Algorithmics, DWL, Changepoint and MGI Software. He is a Chartered Accountant and has a B.A. in Business Administration from the University of Strathclyde in Glasgow, Scotland.

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

Daniel T. Ciporin became a member of Corel’s board of directors in April 2007 and is independent from us. He previously served as Chairman and Chief Executive Officer of Shopping.com from 1999 until its acquisition by eBay in June 2005. Prior to this position, Mr. Ciporin was Senior Vice President of MasterCard International. Prior to MasterCard International, Mr. Ciporin was a management consultant for Mars and Co. and Corporate Value Associates. Mr. Ciporin currently serves on the board of directors at publicly traded companies VistaPrint and Primedia, in addition to serving as a senior advisor and consultant to a variety of high growth private companies and boards. In March 2007, Mr. Ciporin joined Canaan Partners. He has an A.B. from Princeton University and an M.B.A. from the Yale University School of Management.

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

Audit Committee and Audit Committee Financial Expert.  Our audit committee is comprised of Messrs. Cohen, Giffen and Ciporin. Our Board has determined that Messrs. Cohen, Giffen and Ciporin currently meet the independence requirements of the Nasdaq Global Market, SEC rules and the rules and regulations of the Canadian provincial securities regulatory authorities.

The principal duties and responsibilities of our audit committee, which are included in our audit committee charter, are to assist our Board in its oversight of:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory matters;

•	our independent auditors’ qualifications and independence; and

•	the performance of our internal audit function and our independent auditors’.

Our audit committee is also responsible for:

•	compensating, retaining and overseeing the work of our independent auditors’;

•	recommending to the board of directors that the audited annual financial statements be included in our annual report of Form 10-K for the last fiscal year;

•	establishing procedures for (a) receipt and treatment of complaints on accounting and other related matters and (b) submission of confidential employee concerns regarding questionable accounting or auditing matters;

•	pre-approving any non-audit services by our independent auditors’;

•	reviewing and discussing the audited financial statements with management;

•	discussing with the independent auditors the matters required by Auditing Standards No. 61; and

•	receiving written disclosures and the letter from the independent accountants required by ISB No. 1 and discussing with the independent accountants their independence.

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

Code of Ethics

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our code of ethics is available on our website at http://investor.corel.com/documents.cfm or by contacting us directly at 1600 Carling Avenue, Ottawa, Ontario, Canada K1Z 8R7, (613) 728-0826. If we make any amendments to this Code of Ethics other then technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this Code of Ethics to our Chief Executive Officer, Chief Financial Officer or other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC. There were no waivers of the Code of Ethics during our fiscal year ended November 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Item 402 of Regulation S-K, we have provided in this Item 11 the information required by Items 6.B. and 6.E.2 of Form 20-F and pursuant to disclosure rules in Canada.

Summary Compensation Table

The following table provides information about the compensation earned during the fiscal years ended November 30, 2006 and 2007 by our Chief Executive Officer, our Chief Financial Officer and our three next most highly compensated executive officers (the “Named Executive Officers”). For those individuals who receive compensation in a currency different then the United States dollar, salary is converted based on the average exchange rate during the year, and bonus is converted based on the exchange rate as at November 30, which best reflects the rates at which these amounts were paid.

					Long Term Compensation
					Securities	Units
		Annual Compensation(1)			Underlying	Subject to
Name And Principal				Other Annual	Options	Resale	LTIP	All Other
Position	Fiscal Year	Salary	Bonus	Compensation	Granted	Restrictions	Payments	Compensation

David Dobson(2)(3)	2007	$385,566	$323,700	$56,051	200,000	—	—	—
Chief Executive Officer	2006	376,820	369,284	$679,676	—	—	—	—
	2005	140,754	203,500	—	413,971	—	—	—
Douglas McCollam	2007	232,269	178,800	—	30,000	—	—	—
Chief Financial Officer	2006	227,000	245,160	—	—	—	—	—
	2005	203,500	183,150	—	8,540	—	—	—
Randall Eisenbach	2007	300,000	169,500	—	20,000	—	—	—
Executive Vice President, Operations	2006	260,000	181,400	—	—	—	—	—
	2005	260,000	97,500	—	61,910	—	—	—
Amanda Bedborough(4)	2007	344,972	367,826	—	40,000	—	—	—
Executive VP, International Operations	2006	305,688	203,254	—	—	—	—	—
	2005	398,805	85,937	—	44,831	—	—	104,772
Patrick Morley	2007	300,000	240,000	—	50,000	—	—	—
Former Chief Operating Officer	2006	300,000	175,500	—	—	—	—	—
	2005	52,308	50,000	—	85,394	—	—	—

(1)	Excludes perquisites and other benefits because such compensation did not exceed the lesser of C$50,000 and 10% of the total annual salary and bonus for any of the Named Executive Officers.

(2)	Mr. Dobson received other annual compensation of $56,051 relating to housing benefits of $35,482, vehicle allowance of $7,519, and travelling allowances of $13,050 for travel between his primary residence and our corporate head office during the year.

(3)	Mr. Dobson received other annual compensation of $252,324 relating to loans forgiven in our fiscal year ended November 30, 2006, and $4,844 for retirement plan payments. In addition, during fiscal 2006, we repurchased options from Mr. Dobson that were previously granted to him pursuant to the terms of his employment agreement, for an aggregate amount of $427,352, of which half was applied as a repayment against a loan and half to help defray additional expenses incurred in connection with his relocation to Canada. See “Item 13 — Certain Relationships and Related Transactions.”

(4)	Ms. Bedborough’s salary for our fiscal year ended November 30, 2005 includes $19,532 of retirement plan payments and $85,240 of insurance premiums

Option Grants During the Fiscal Year Ended November 30, 2007 to Named Executive Officers

The following table sets forth information regarding options for the purchase of shares granted during the fiscal year ended November 30, 2007 to the Named Executive Officers.

		% of Total		Market Value
	Number of Shares	Options Granted	Exercise Price	of Securities
	Underlying Options	to Employees	Per Share	Underlying	Expiration
Name	Granted(1)	in Fiscal Year(2)	($/Security)	Options(3)	Date

David Dobson	200,000	9.0	13.73	Nil	July 17,2017
Douglas McCollam	30,000	1.4	13.03	Nil	April 24,2017
Randall Eisenbach	30,000	1.4	0.00	334,200	Jan 3, 2017
Amanda Bedborough	40,000	1.8	6.52	222,800	April 24,2017
Patrick Morley	50,000	2.3	13.03	Nil	April 24,2017

(1)	Some named executive officers received grants of restricted stock units which are included in the totals above. Randall Eisenbach and Amanda Bedborough, received restricted stock units in the amount of 30,000 and 20,000 units respectively. The options vest as to 25% on the first anniversary of the date of grant and as to an additional 6.25% at the completion of each three-month period thereafter.

(2)	The total amount of options granted of 2,210,765 units, includes 150,000 restricted stock units.

(3)	Based on the difference between the exercise price per share and the market price per share as at November 30, 2007 of $11.14.

Aggregate Options Exercised During the Fiscal Year Ended November 30, 2007, Most Recently Completed Financial Year and Option Values at November 30, 2007 for Named Executive Officers

The following table shows the number of options to purchase common shares exercised by the Named Executive Officers during our fiscal year ended November 30, 2007. The value of unexercised in-the-money options of those persons has been based on the closing price of the common shares on the Nasdaq Global Market on November 30, 2007.

					Value of Unexercised
			Unexercised Options at		In-the-Money Options as at
	Shares Acquired	Aggregate Value	November 30, 2007		November 30, 2007(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

David Dobson	174,379	$1,981,262	157,365	259,531	$1,568,929	$593,534
Douglas McCollam	Nil	Nil	78,684	39,234	784,479	92,063
Randall Eisenbach	51,503	610,097	23,143	30,073	230,736	326,153
Amanda Bedborough	Nil	Nil	72,606	51,915	723,882	341,593
Patrick Morley	42,698	486,323	Nil	Nil	Nil	Nil

(1)	Based on the difference between the exercise price per share and the market price per share as at November 30, 2007 of $11.14.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation of Directors and Executive Officers

For the fiscal year ended November 30, 2007, the compensation paid to individuals, other than members of our management, for serving as a director was $25,000 per year. The chairperson of each Board committee was paid an additional $15,000 for our fiscal year ended November 30, 2007.

Each new non-employee director that joins our Board will receive options to purchase 25,000 common shares and thereafter shall receive an additional 15,000 options for each successive year of service on the Board. The exercise price of all such options shall be equal to the fair market value of those shares on the date of the grant. These options vest as to 25% on the first anniversary of the date of grant and as to an additional 25% each year thereafter in quarterly installments. Upon the occurrence of a significant event (such as a change in control), as defined under the 2006 Equity Incentive Plan, all options or other equity awards held by members of our Board under the plan shall immediately vest.

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

David Dobson.  In June 2005, we entered into an employment agreement with David Dobson, our Chief Executive Officer and a member of our Board. He currently receives an annual base salary of C$415,000 ($414,710 based on the exchange rate in effect as of the close of business on November 30, 2007) with an annual target bonus of 100% of the base salary based on meeting financial targets set by our board or compensation committee. If we terminate his employment without cause, we are obligated to continue paying his salary for 18 months, pay to him his annual target bonus of 100% of his base salary prorated for the portion of the year prior to the termination date and continue to make contributions in respect of Mr. Dobson to our executive group benefit plan for 18 months. In the event there is a change of control, and we terminate Mr. Dobson’s employment for any reason other than for cause or he resigns for any reason within six months of the change of control, his share-based awards become fully exercisable on the earlier of the date of termination or the six-month anniversary of the change of control. We have made loans to Mr. Dobson which have been fully repaid as of November 30, 2007. See “Item 13 — Certain Relationships and Related Party Transactions — Other Related Party Transactions.”

Douglas McCollam.  In December 2003, we entered into an employment agreement with Douglas McCollam, our Chief Financial Officer and a former member of our Board. He currently receives an annual base salary of C$250,000 ($249,825 based on the exchange rate in effect as of the close of business on November 30, 2007), with an annual target bonus of 100% of the base salary based on meeting financial targets set by our Board or compensation committee. If we terminate his employment without cause, we are obligated to pay to him a lump sum of one month of his then current base salary per year of service, up to a maximum of three months.

Randall Eisenbach.  In May 2005, we entered into an employment agreement with Randall Eisenbach, our EVP, Operations. He currently receives an annual base salary of $300,000, with an annual target bonus of $200,000 based on meeting targets set by our Board or compensation committee each year. If we terminate his employment without cause or upon his death or disability while employed by us, we are obligated to pay to him a lump sum of six months of his then current base salary, maintain his benefits and pay his accommodation and travel expenses for six months.

Amanda Bedborough.  In January 2003, we entered into an employment agreement with Amanda Bedborough, our Executive Vice President, International Operations. She currently receives an annual base salary of £169,104, with an annual target bonus of £101,296 ($344,972 and $206,644, respectively, based on the exchange rate in effect as of the close of business on November 30, 2007) based on meeting targets set by our Board or compensation committee each year. In addition, she may be eligible for a target bonus at the sole discretion of our Board. If we terminate her employment without cause, we are obligated to pay to her up to 18 months of her base salary and maintain her benefits for up to 18 months. In the event there is a change of control, and we terminate Ms. Bedborough’s employment during the period beginning one month before and ending six months after the change of control, she is entitled to receive 18 months written notice. In lieu of notice, we may elect to pay her up to 18 months of her base salary and maintain her benefits for up to 18 months.

Patrick Morley.  Mr. Morley voluntarily left the Company on December 1, 2007. No termination benefits were provided on his departure and no further benefits will be paid subsequent to November 30, 2007.

Composition of the Compensation Committee

The compensation committee assists the Board in determining and administering the compensation for the executive officers of Corel and our subsidiaries. During our fiscal year ended November 30, 2007, the compensation committee was comprised of three directors: Steven Cohen, Amish Mehta and Alexander Slusky (Chair).

Other than Amish Mehta, none of the members of the compensation committee is an officer, employee or former officer or employee of us or any of our affiliates. No member of the compensation committee is eligible to participate in our executive compensation program.

Report on Executive Compensation

The compensation committee’s executive compensation philosophy is guided by its objective to obtain and retain executives critical to our success and the enhancement of shareholder value. The Company entered into employment agreements with its executive officers prior to the Company’s initial public offering in May 2006, prior to which the Company did not have a compensation committee. Concurrent with the Company’s initial public offering, the compensation committee was established to:

•	oversee the Company’s compensation and benefits policies generally;

•	oversee and set compensation for the Company’s executive officers;

•	evaluate executive officer performance and review the Company’s management succession plan; and

•	review compensation related disclosure to be filed or submitted by the Company.

A copy of our compensation committee charter is available on our website at http://investor.corel.com/documents.cfm or by contacting us directly at 1600 Carling Avenue, Ottawa, Ontario, Canada, K1Z 8R7, (613) 728-0826.

Following the Company’s initial public offering, compensation matters relating to our executive officers are approved by our Board upon the recommendation of the compensation committee. The compensation committee requested that our human resources management engage outside consultation on executive compensation.

The compensation committee’s executive compensation philosophy is intended to provide a competitive level of compensation and to reward individual performance. Our executive compensation program is composed of base salary as well as short-term incentives and equity incentive plan rewards (the “incentive plans”). The compensation of our executives is primarily based on the achievement by us of financial targets and on the achievement by the individual of personal goals and objectives. Our equity incentive plans are designed to encourage ownership of our common shares and our long-term growth. The short-term incentives are designed to achieve growth and efficiencies required in the short-term.

Each Named Executive Officer’s performance and related salary level, annual bonus target and level of participation in the incentive plan is reviewed and approved annually by the compensation committee in conjunction with appropriate senior management.

For the fiscal year ended November 30, 2007, the compensation committee recommended awards under the short-term incentives equal to approximately 75% of each Named Executive Officer’s base salary. These awards were based on the achievement of certain revenue and profit targets and personal goals and objectives. Since the completion of our initial public offering, we did not make any new grants of options to executive officers of the Company.

The chief executive officer’s compensation was determined pursuant to the terms of an employment agreement with him prior to the Company’s initial public offering. At that time, the Company made a determination as to appropriate compensation of its chief executive officer, as compared with other comparable companies. The chief executive officer’s compensation for the fiscal year ended November 30, 2007 is primarily based upon a base salary plus a bonus based upon the achievement of corporate revenue and earnings targets fully described in the employment agreement between the Company and him.

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

Report Presented by:
Steven Cohen
Amish Mehta
Alexander Slusky (Chair)

Performance Graphs

As of November 30, 2007, the following graphs show the total cumulative return on a $100 investment on May 2, 2006 in common shares of Corel Corporation with the cumulative total return of the S&P/TSX Composite Index, the Nasdaq Composite Index and the Nasdaq 100 Technology Sector Index, for the period commencing on May 2, 2006 and ending on November 30, 2007, assuming reinvestment of all dividends.

Candian Dollar	US Dollar

Indebtedness of Directors, Officers and Others

Other than as described in “Item 13 — Certain Relationships and Related Transactions,” our directors, senior officers, and their associates were not indebted to us or to any of our subsidiaries at any time during our fiscal year ended November 30, 2007.

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

Beneficial ownership is determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares that a person would receive upon exercise of stock options or warrants held by that person that are immediately exercisable or exercisable within 60 days of the determination date, which in the case of the following table is January 29, 2008. Shares issuable pursuant to exercisable stock options are deemed to be outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of beneficial ownership for the following table is based on 25,456,534 common shares outstanding, as of November 30, 2007. We have only one class of equity securities outstanding and all holders of such class have the same rights, preferences and privileges. Our major shareholders do not have any voting rights that are different from the voting rights of shareholders generally. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

Principal Shareholders Table

Name and Address of Beneficial Owner(1)	Number of Common Shares	Percent of Class

Five Percent Shareholder
Vector Capital	17,657,614(2)	69.36%
Executive Officers and Directors
Alexander Slusky(3)	17,681,898(3)	69.46%
David Dobson	272,208(4)	1.07%
Douglas McCollam	84,182(5)	*
Randall Eisenbach	78,512(6)	*
Amanda Bedborough	73,314(7)	*
Amish Mehta(9)	6,405(8)	*
Steven Cohen	7,205(10)	*
J. Ian Giffen	11,405(11)	*
Daniel T. Ciporin	Nil	*
All directors and executive officers as a group (18 persons)	660,024	(12)	2.59%

*	Less than 1%.

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Corel Corporation, 1600 Carling Avenue, Ottawa, Ontario, Canada K1Z 8R7.

(2)	All of these shares are held, directly or indirectly by Corel Holdings, L.P., a Cayman Islands limited partnership. The sole general partner of Corel Holdings, L.P. is Vector Capital Partners II International Ltd., which is wholly owned by VCPII International LLC. The managing member of VCPII International LLC is Alexander Slusky. The address for Corel Holdings, L.P. is c/o Vector Capital, 456 Montgomery Street, 19th Floor, San Francisco, California 94104.

(3)	Includes 24,284 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2007 all of which are vested. With respect to the remaining 17,657,614 shares, Mr. Slusky, a principal of Vector Capital, has voting and investment power over the common shares owned by Vector Capital and therefore beneficially owns the common shares held by Vector Capital. Mr. Slusky, however, disclaims beneficial ownership of these common shares, except to the extent of his pecuniary interest in them. The address for Mr. Slusky is c/o Vector Capital, 456 Montgomery Street, 19th Floor, San Francisco California 94104.

(4)	Consists of 97,829 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2007 all of which are vested, and 174,379 common shares held by him subsequent to the exercise of options.

(5)	Consists of 84,182 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2007 all of which are vested.

(6)	Consists of 22,739 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2007 all of which are vested and 55,773 common shares held by him subsequent to the exercise of options.

(7)	Consists of 73,314 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2007 all of which are vested.

(8)	Consists of 6,405 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2007 all of which are vested.

(9)	Mr. Mehta, a principal of Vector Capital, does not have voting or investment power over the common shares beneficially owned by Vector Capital. The address for Mr. Mehta is c/o Vector Capital, 456 Montgomery Street, 19th Floor, San Francisco, California 94104.

(10)	Consists of 7,205 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2007 all of which are vested.

(11)	Consists of 11,405 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2007 all of which are vested.

(12)	Includes 396,054 common shares issuable upon the exercise of options that are exercisable within 60 days of November 30, 2007 all of which are vested, and 263,970 common shares held by the group subsequent to the exercise of options.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information relating to our option plans as of November 30, 2007:

				Number of Securities
		Number of Common		Remaining Available
		Shares to be Issued	Weighted-Average	for Future Issuance
		upon Exercise of	Exercise Price of	under Equity
Plan Category	Name of Plan	Outstanding Options	Outstanding Options	Compensation Plan

Option Plans approved by our Shareholders	2003 Share Option and Phantom Share Unit Plan	813,940	$2.31	—
	2006 Equity Incentive Plan	2,816,965	$11.95	1,519,592

Totals		3,630,905	$9.79	1,519,592

Share Option and Other Compensation Plans

Equity Incentive Plan

Our equity incentive plan was adopted by our Board and approved by our shareholders in February 2006. Our equity incentive plan provides for the grant of options to our employees and employees of our subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share-based awards to our employees, consultants and directors, and employees, consultants and directors of our subsidiaries and affiliates. Options granted to our U.S. employees may be incentive stock options or non-qualified options for U.S. federal income tax purposes. At the inception of the plan, 2,850,000 common shares were made available for issuance. In May 2007, the board of directors authorized an additional 2,000,000 common shares available for issuance under the equity incentive plan.

Share Reserve.  A total of 4,336,557 common shares are authorized for issuance under the equity incentive plan as of November 30, 2007. Of these shares, no more than 500,000 may be issued upon exercise of incentive stock options under the plan and no more than 692,500 may be issued as restricted shares. Appropriate adjustments will be made to the number of authorized shares under our equity incentive plan and to the shares subject to outstanding awards in the event of any reorganization, recapitalization, share split, dividend or other change in our capital structure in order to account for the changed circumstances.

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

Stock options.  The Board or the committee may grant options that are, in the case of U.S. recipients, intended to qualify as incentive stock options for U.S. federal income tax purposes or non-qualified options. The Board or the committee will determine the exercise price of options granted under our equity incentive plan, but except as required by law of a foreign jurisdiction or due to a merger or other corporate transaction, the exercise price of an option may not be less than 100% of fair market value of our common shares on the date the option is granted. For incentive stock options granted to any participant who owns at least 10% of the voting power of all classes of our understanding shares, the option award must not have a term longer than five years and must have an exercise price that is at least 110% of fair market value of our common shares on the date of grant. No options may be granted for a term longer than 10 years. Options may be exercised as provided in the applicable award agreement. Generally, when a participant is terminated by us for good cause, or a participant voluntarily resigns, outstanding unvested options granted under the equity incentive plan will be forfeited immediately. For other terminations of employment, vested options generally remain exercisable for three months after termination, except they generally remain exercisable for one year after death. Specific provisions of a written employment agreement may provide for different treatment. However, an option granted under our equity incentive plan is never exercisable after its term expires.

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

As of November 30, 2007, there were units with respect to 813,940 common shares outstanding under the prior plan and there are no separate options or phantom shares outstanding. Each unit consists of a stock option that enables the holder to acquire a fixed number of common shares at a stated exercise price and a phantom share unit in respect of the same number of shares as the option, with the same stated exercise price. Upon exercise of the stock option portion of the unit, we will issue common shares to the holder. Upon exercise of the phantom share unit portion of the unit, we may pay the holder an amount of cash equal to the fair market value of the common shares underlying the phantom share unit, less the exercise price, or we may deliver common shares with a fair market value equal to such amount of cash. In addition, in the case of a stock option exercise or a phantom share unit exercise, we may effect a net settlement, in which we deliver the number of common shares equal in value to the fair market value of the common shares underlying the option, less the exercise price. A holder may not exercise both the stock option component of the unit and the phantom share unit component. When a holder exercises either the stock option component or the phantom share unit component, the other component is no longer exercisable. No additional units, options or phantom share units will be granted under our prior plan, but the outstanding units granted under our prior plan will remain outstanding in accordance with their terms.

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

Other than as described below, since December 1, 2006, there has not been, and there is not currently proposed, any transactions or similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our voting stock or any member of their immediate family had or will have a direct or indirect material interest.

In connection with certain transaction advisory work performed on our behalf, we paid Vector Capital transaction fees and reimbursements for expenses of approximately $172,000 in fiscal 2007. Payments to Vector Capital made in fiscal 2007 were made pursuant to the Expense Reimbursement Agreement (incorporated by reference as exhibit 10.16 to this annual report on Form 10-K), reimbursement of expenses of Mssrs. Slusky and Mehta and payment to Vector Capital of directors’ fees earned by them. While we do not maintain a written policy with respect to related party transactions, we actively maintain a list of related parties and monitor any potential transactions with such parties, including Vector Capital and affiliates of Vector Capital.

We have determined that Messrs. Ciporin, Cohen and Giffen meet the standards of independence under applicable NASDAQ Stock Market (“NASDAQ”) listing standards, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

As a “controlled company”, we are not required to comply (and we do not comply) with the requirement of the Nasdaq Global Market to have a majority of our directors satisfy the independence requirements of the Nasdaq Global Market. See Item 10 — “Directors and Executive Officers of the Registrant - Committees of the Board”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP has audited our consolidated balance sheets as at November 30, 2007 and November 30, 2006 and the consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years ended November 30, 2007 November 30, 2006 and November 30, 2005 as stated in their report appearing herein. PricewaterhouseCoopers LLP has been our auditor since March 1998.

Audit Fees

PricewaterhouseCoopers LLP billed us $2,011,957 in 2007 and $1,114,285 in 2006 for professional services rendered for the audit of our annual financial statements, the filing of our registration statement on Form F-1, and the review of financial statements included in statutory and regulatory filings.

Tax Fees

PricewaterhouseCoopers LLP billed us $307,497 in 2007 and $297,731 in 2006 for professional services rendered for tax compliance, tax advice, and tax planning. The taxation advisory services provided related primarily to payroll taxation matters, taxation of stock options and preparation of corporate tax returns.

All Other Fees

PricewaterhouseCoopers LLP billed us $170,814 in 2007 and $60,000 in 2006 for professional services rendered in connection with statutory audits and other matters.

The Audit Committee has considered whether the provision of these services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and is of the opinion that the provision of these services does not compromise PricewaterhouseCoopers LLP’s independence. The Audit Committee, in accordance with the Audit Committee’s policy for the engagement of our independent auditor to provide non-audit services, must pre-approve all non-audit services provided by PricewaterhouseCoopers LLP. The policy restricts the type of non-audit services that the auditors may provide to our subsidiaries and us. It includes a mechanism for the consideration and pre-approval by the Audit Committee of all services to be provided by the auditors as well as the associated fees. In our fiscal year ended November 30, 2007, all non-audit services that were performed by the auditors were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements.

Incorporated by reference from the financial statements and notes thereto that are set forth in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.

Schedule II Valuation and Qualifying Accounts

(b) The exhibits included in this Report or incorporated herein by reference are as follows:

Exhibit
Number	Exhibit

2.1	Stock Purchase Agreement dated May 1, 2006 by and among Vector CC Holdings IV, SRL, WinZip Computing LLC, Cayman Ltd. Holdco and Corel Corporation, incorporated by reference to exhibit 2.2 of the Company’s Form 10-Q filed with the Commission on May 5, 2005
2.2	Agreement and Plan of Merger, dated as of August 28, 2006, among Corel Corporation, Iceland Acquisition Corporation and InterVideo Inc., incorporated by reference to exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 31, 2006
3.1	Certificate and Articles of Continuance, incorporated by reference to exhibit 3.1 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
3.2	Articles of Amendment, incorporated by reference to exhibit 3.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
3.3	By-laws, incorporated by reference to exhibit 3.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
4.1	Form of Registration Rights Agreement by and among Corel Corporation and the stockholders named therein, incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
4.2	Form of Corel Corporation Share Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.1	Form of Credit Agreement by and among Corel Corporation, Corel US Holdings, LLC, Morgan Stanley Senior Funding Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. and a syndicate of financial institutions, incorporated by reference to exhibit 2.2 of the Company’s Form 10-Q filed with the Commission on May 5, 2005
10.2	First Amendment and Waiver to Credit Agreement dated as of December 12, 2006, incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed with the Commission on December 14, 2006
10.3	Employment Agreement between Corel Corporation and David Dobson, incorporated by reference to exhibit 10.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.4	Employment Agreement between Corel Corporation and Douglas McCollam, incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.5	Employment Agreement between Corel Inc. and Randall Eisenbach, incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.6	Employment Agreement between Corel Corporation and Amanda Bedborough, incorporated by reference to exhibit 10.5 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.7	Employment Agreement between Corel Inc. and Patrick Morley, incorporated by reference to exhibit 10.16 of the registrant’s Annual Report on Form 10-K filed February 23, 2007

Exhibit
Number		Exhibit

10.8		2003 Share Option and Phantom Unit Plan, incorporated by reference to exhibit 10.7 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.9		2006 Equity Incentive Plan, incorporated by reference to exhibit 10.8 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.10		Form of Equity Award, incorporated by reference to exhibit 10.9 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.11		InterVideo, Inc. 1998 Stock Plan, incorporated by reference to exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the Commission on December 14, 2006
10.12		InterVideo, Inc. 2003 Stock Plan, incorporated by reference to exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed with the Commission on December 14, 2006
10.13		Form of Officer and Director Indemnification Agreement, incorporated by reference to exhibit 10.10 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.14		Advisory Services Expense Reimbursement Agreement, incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
21	.1*	Subsidiaries of Corel Corporation
23	.1*	Consent of PricewaterhouseCoopers LLP
24	.1*	Powers of Attorney, incorporated by reference to the signature page to this Annual Report on Form 10-K
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	.1*	Section 1350 Certification of the Chief Executive Officer
32	.2*	Section 1350 Certification of the Chief Financial Officer
99	.1*	Schedule II — Valuation and Qualifying Accounts

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on February 8, 2008.

COREL CORPORATION

By:	/s/ DAVID DOBSON
David Dobson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on February 8, 2008.

SIGNATURE	TITLES

/s/ DAVID DOBSON David Dobson	Chief Executive Officer and Director (principal executive officer)

/s/ DOUGLAS McCOLLAM Douglas McCollam	Chief Financial Officer (principal financial and accounting officer)

/s/ DANIEL J. CIPORIN Daniel J. Ciporin	Director

/s/ STEVEN COHEN Steven Cohen	Director

/s/ J. IAN GIFFEN J. Ian Giffen	Director

/s/ AMISH MEHTA Amish Mehta	Director (authorized representative in the United States)

/s/ ALEXANDER SLUSKY Alexander Slusky	Director