Form 10-Q
period 2008-02-29
COREL CORP
filed 2008-04-07
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 29, 2008

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
(613) 728-0826
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of March 20, 2008 was 25,499,275.

COREL CORPORATION
Form 10-Q
For the Quarter Ended February 29, 2008

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of U.S. dollars or shares)
(Unaudited)

		February 29	November 30
	Note	2008	2007
Assets
Current assets:
Cash and cash equivalents		$28,835	$24,615
Restricted cash		161	217
Accounts receivable
Trade, net of allowance for doubtful accounts of $1,470 and $1,366, respectively		29,795	41,092
Other		2,529	118
Inventory	3	858	729
Income taxes recoverable		922	1,470
Prepaids and other current assets		3,557	3,276

Total current assets		66,657	71,517
Capital assets		8,905	8,971
Intangible assets		85,892	92,010
Goodwill		88,643	88,643
Deferred financing and other long-term assets		5,806	5,696

Total assets		$255,903	$266,837

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities		$62,387	$67,290
Income taxes payable	4	771	723
Deferred revenue		13,980	15,707
Current portion of long-term debt	5	18,957	2,249
Current portion of obligations under capital lease		799	767

Total current liabilities		96,894	86,736
Deferred revenue		2,248	2,365
Deferred income taxes	4	19,520	20,754
Income taxes payable		12,911	11,693
Accrued pension benefit obligation	6	1,120	1,116
Obligations under capital lease		1,948	2,114
Long-term debt	5	138,960	156,359

Total liabilities		273,601	281,137

Commitments and contingencies	7
Shareholders’ deficit
Share capital:
Common Shares (par value: none; authorized: unlimited; issued and outstanding: 25,491 and 25,457 shares, respectively)		40,929	40,652
Additional paid-in capital		6,838	5,926
Accumulated other comprehensive loss		(4,326)	(721)
Deficit	4	(61,139)	(60,157)

Total shareholders’ deficit		(17,698)	(14,300)

Total liabilities and shareholders’ deficit		$255,903	$266,837

See Accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three months ended
		February 29	February 28
	Note	2008	2007
Revenues
Product		$59,362	$47,304
Maintenance and services		6,182	5,330

Total revenues		65,544	52,634

Cost of revenues
Cost of product		15,227	8,497
Cost of maintenance and services		167	198
Amortization of intangible assets		6,414	5,757

Total cost of revenues		21,808	14,452

Gross margin		43,736	38,182

Operating expenses
Sales and marketing		19,684	17,275
Research and development		12,091	11,596
General and administration		8,811	8,662
Acquired in-process research and development		—	7,831
InterVideo integration expense		—	785
Restructuring	9	178	—

Total operating expenses		40,764	46,149

Income (loss) from operations		2,972	(7,967)
Other expenses (income)
Interest income		(120)	(364)
Interest expense		4,408	4,285
Amortization of deferred financing fees		270	265
Other non-operating income		(1,464)	(632)

Loss before income taxes		(122)	(11,521)
Income tax expense (recovery)	4	(92)	355

Net loss		$(30)	$(11,876)

Other comprehensive loss
Amortization of actuarial gain recognized for defined benefit plan		22	—
Loss on interest rate swaps designated as hedges	2	(3,627)	—

Other comprehensive loss, net of taxes		$(3,605)	$(11,876)

Comprehensive loss		$(3,635)	$(11,876)

Net loss per share:
Basic		$(0.00)	$(0.48)
Fully diluted		$(0.00)	$(0.48)
Weighted average number of shares:
Basic		25,463	24,627
Fully diluted	11	25,463	24,627
See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION
Consolidated Statement of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

		Three Months Ended
		February 29,	February 28,
	Note	2008	2007

Cash flow from operating activities
Net loss		$(30)	$(11,876)
Depreciation and amortization		1,162	702
Amortization of deferred financing fees		270	265
Amortization of intangible assets		6,414	5,757
Stock-based compensation	8	1,138	1,008
Provision for bad debts		104	16
Deferred income taxes		(1,234)	(1,035)
Loss on disposal of fixed assets		42	—
Acquired in-process research and development		—	7,831
Unrealized loss on forward exchange contracts		—	35
Loss (gain) on interest rate swap recorded at fair value		755	(191)
Gain on sale of investment		(822)	—
Change in operating assets and liabilities	12	(1,392)	15,928

Cash flow provided by operating activities		6,407	18,440

Cash flow from financing activities
Restricted cash		56	—
Proceeds from operating line of credit		—	23,000
Proceeds from long-term debt		—	70,000
Repayments of long-term debt		(691)	(681)
Repayments of capital lease obligations		(134)	—
Proceeds from exercise of stock options		51	1,302
Financing fees incurred		—	(1,672)

Cash flow provided by (used in) financing activities		(718)	91,949

Cash flow from investing activities
Purchase of InterVideo Inc, net of cash acquired		—	(120,368)
Purchase of long lived assets		(1,434)	(110)

Cash flow used in investing activities		(1,434)	(120,478)

Effect of exchange rate changes on cash and cash equivalents		(35)	(35)
Increase (decrease) in cash and cash equivalents		4,220	(10,124)
Cash and cash equivalents, beginning of period		24,615	51,030

Cash and cash equivalents, end of period		$28,835	$40,906

Supplemental Cash Flow Disclosure
Interest paid, net		$3,438	$4,676
Taxes paid, net		$461	$(162)
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Notes to the Consolidated Financial Statements
(All amounts in thousands of U.S. dollars, unless otherwise stated)
(Unaudited)
1. Unaudited Interim Financial Information
     The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at February 29, 2008 and our results of operations and cash flows for the three months ended February 29, 2008 and February 28, 2007 in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated balance sheet as of November 30, 2007 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three months ended February 29, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 10-K for the period ending November 30, 2007 (File No. 000-20562).
2. Summary of Significant Accounting Policies
Basis of presentation
     The consolidated financial statements have been presented in United States (US) dollars. The Company’s accounting polices are consistent with those presented in our annual consolidated financial statements as at November 30, 2007, except as noted below. Certain prior period balances relating to operating expenses and cost of product have been re-classified to conform to the current year’s presentation.
Estimates and assumptions
     The preparation of these financial statements is in conformity with US GAAP, which requires management to make certain estimates that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. In addition to the significant estimates presented in our annual consolidated financial statements as at November 30, 2007, we also use assumptions to estimate the cash sweep payments required under our term loan agreement in the next twelve months. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
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
     The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of December 1, 2007. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the financial statements. Upon adoption of FIN 48, the Company has elected an accounting policy that continues to classify accrued interest and penalties related to liabilities for income taxes in income tax expense.
Fair Value Measurements
     In September 2006, FASB released FAS 157, “Fair Value Measurements” (“FAS 157”) and is effective for fiscal years beginning after November 15, 2007, which is the year ending November 30, 2008 for the Company. FASB 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company is currently assessing the deferred portion of the pronouncement.
     As of December 1, 2007, the Company has adopted FAS 157 for the fair value measurement of recurring items, in particular its interest rate swaps. There was no impact on the basis for which the fair value of these items was determined.
     The Company measures the fair value of its $134.5 million of interest rate swaps under a Level 2 input as defined by FAS 157. The Company relies on a mark to market valuation prepared by a broker based on observable interest rate yield curves. As of February 29, 2008, the accrued mark to market loss on these swaps is $7.4 million. Of this amount $3.0 million has been recorded in prior periods, including $1.8 million in other comprehensive income and $1.2 million in interest expense. The loss recorded in the three month period ended February 29, 2008 is $4.4 million, which represents the change in the mark to market valuation on the swaps during the period. Of this amount, $755 has been recorded in interest expense as it relates to swaps that are not designated as effective hedging instruments under FAS 133, and $3.6 million has been included in other comprehensive income as it relates to swaps that qualify as effective hedging instruments under FAS 133.
Accelerated Debt Payments
     All cash sweep payments are classified on the balance sheet based on the Company’s ability and intent to refinance the obligation on a long-term basis, the existence of financing arrangements to allow short-term obligations to be refinanced, and the remoteness of the acceleration due date. The Company is not currently intending to refinance this obligation and intends to make the payment as required. As such, the estimated cash sweep obligations due over the next 12 months have been classified as current liabilities.
Recent Accounting Pronouncements
     In December 2007, FASB released FAS 141-R, “Business Combinations”. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is business combinations in the fiscal year ending November 30, 2010 for the Company. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.
     In December 2007, the FASB released FAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the fiscal year ending November 30, 2010 and the interim periods within that fiscal year. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This standard currently does not currently impact the Company as it has full controlling interest of all of its subsidiaries.
3. Inventory
The components of inventory are as follows:

	February	November
	29, 2008	30, 2007
Product components	$402	$310
Finished goods	456	419

Inventory	$858	$729

4. Income Taxes
     For the three months ended February 29, 2008, the Company recorded a tax recovery of $92 on a loss before income taxes of $122. The current tax provision was $1.1 million which relates mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery of $1.2 million which is related to the amortization of the intellectual property acquired with InterVideo which has a tax basis of $nil.
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
     The Company adopted the provisions of FIN 48 on December 1, 2007. As a result of the adoption of FIN 48, the Company’s cumulative-effect adjustment resulted in an increase in non-current income tax liabilities of $952 with a corresponding increase to the December 1, 2007 deficit balance of $952. As of December 1, 2007 the Company had approximately $32.4 million of unrecognized tax benefits which, if recognized, approximately $12.6 million would impact the effective tax rate. At December 1, 2007, the Company has accrued approximately $269 for the potential payment of interest and penalties.
     Using the recognition and measurement criteria in FIN 48 during the quarter, the total amount of unrecognized tax benefits and related interest increased by approximately $267.
     It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. The increase in amount of unrecognized tax benefits relating to transfer pricing and various credits for the next 12 months is expected to be approximately $527 due to the reasonable possibility that audits will be closed or the statute of limitations will expire in various jurisdictions.

     The Company or its subsidiaries file income tax returns in Canada, the United States, Taiwan and various other foreign jurisdictions. These tax returns are subject to examination by local taxing authorities provided the tax years remain open to audit under the relevant statute of limitations. The tax years 2000 to 2007 remain open to examination by some of the major taxing jurisdictions to which the Company is subject. Included below is a summary of the periods open to examination by major tax jurisdiction.

Country	Tax Years Open for Examination
Canada	2000 through 2007
United States of America	2004 through 2007
Taiwan	2002 through 2007
Other	2006 through 2007
5. Long-Term Debt
     On an annual basis, the Company may be required to make a cash sweep payment to fund its principal balance, based on excess cash flow as defined in the senior credit facility agreement. The Company was not required to make a payment during the first quarter of fiscal 2008. The first cash sweep payment is expected to be required in February 2009 and has been estimated to be approximately $17.0 million.
     The future debt payments on long-term debt as of February 29, 2008, including the annual cash sweep payment of $17.0 million as discussed above, is as follows:

	Principal	Interest	Total
2008, remainder of	1,558	10,153	11,711
2009	18,596	12,131	30,727
2010	1,596	11,232	12,828
2011	1,596	10,693	12,289
2012	134,571	3,988	138,559

Total	$157,917	$48,197	$206,114

6. Defined Pension Benefit Plan

Accrued pension benefit obligation as of December 1, 2007	$1,116
Activity during three months ended February 29, 2008
Service cost	11
Interest cost	15
Expected return on plan assets	(8)
Amortization of prior unrecognized gain	(22)
Contributions	(29)
Other — effect of foreign exchange	37

Accrued pension benefit obligation as of February 29, 2008	$1,120

7. Commitments and Contingencies
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
     During fiscal 2007 the Company received an invoice from a supplier of InterVideo relating to the period prior to the acquisition date of December 12, 2006. The Company is currently performing an audit on this invoice as it is disputing some of the items invoiced. In the prior fiscal year, the Company accrued for what it believed to be an appropriate settlement. This accrual was included in the purchase price allocation. However, it is possible that this estimate may be materially different from the final settlement amount. Any difference between the final settlement and the amount accrued will be included in earnings.
     At February 29, 2008, we were a defendant in the patent infringement proceedings described below:
     Simon Systems (“Simon”) v. Corel Corporation. Simon filed patent infringement action on September 24, 2007, against the Company in the United States District Court for the District of Maryland (Southern Division), alleging infringement of U.S. Patent 5,559,562, issued on September 24, 1996. Simon alleges certain Corel video editing applications infringe the patent in the manner in which the alleged products provide functionality to allow the transitioning from a first video stream to a second video stream. Corel believes it has meritorious defenses to Simon’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain.

     Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of U.S. Patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; and 6,141,491 issued October 31, 2000. JVC alleges certain Corel video playback applications infringe the patents. The Company believes it has meritorious defenses to JVC’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain.
     During the three month period ended February 29, 2008, we resolved the patent infringement claim described below:
     Disc Link Corporation (“Disc Link”) v. H&R Block Digital Tax Solutions, Corel Corporation, Corel Inc., et al. Disc Link filed a patent infringement action on April 10, 2007, against Corel Corporation and Corel Inc. and 26 other defendants in the U.S District Court for the Eastern District of Texas, alleging infringement of U.S. Patent 6,314,574, issued November 6, 2001. Disc Link alleges that the defendants infringed the patent through the use of hyperlinks in software applications sold on discs, in particular hyperlinks which allegedly facilitate the provision of certain types of technical support. The Company filed its answer and counterclaims to Disc Link’s complaint on July 13, 2007. In December 2007, a license agreement was reached with Disc Link, which settled the dispute.
     At the beginning of the third quarter of fiscal 2007, the Company received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. Subsequent to August 31, 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, the Company received another notice of assessment regarding this issue, which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This reassessment was for CDN$7.5 million. The Company intends to vigorously defend against the reassessment. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in recorded income tax expense and may adversely affect liquidity. However, the Company believes that the positions taken in its tax returns are correct and estimates the potential loss from the re-reassessment will not have a material impact on its financial condition or results of operations. As of February 29, 2008, no amounts have been accrued.
8. Shareholders’ Equity
Stock option plans
     The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months
	Ended
	February 29,	February 28,
	2008	2007

Cost of products	$10	$9
Cost of maintenance and services	2	2
Sales and marketing	395	270
Research and development	207	195
General and administration	524	532

Total stock-based compensation expense	$1,138	$1,008

     There have been no capitalized stock-based compensation costs.
     The Company estimates the fair value of its options for financial accounting purposes using the Black-Scholes Option Pricing model (“Black Scholes Model”), which requires the input of subjective assumptions including the expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares, forfeiture rate and vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to the Company’s public offering in April 2006 there was no active market for the Company’s common shares. Since the Company has been public for less than the vesting period of its options, the Company does not consider the historic volatility of the Company’s share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on the Company’s share price, the Company will use a blended rate of its own share price volatility and the US Dow Jones Software and Computer Services Index. Up to the second quarter of fiscal 2007, the Company did not use its own share price volatility in the blended rate computation, as the Company was either a private company or had been a public company for less than one year. Once Corel has been a public company for a period equal to the estimated life of our stock options, the Company will no longer use a blended rate.
     The Company determines the fair value of its restricted stock units based on the share price of its stock on the date the units are granted. The restricted stock units have no characteristics which would require a revaluation in subsequent periods.
     The fair value, estimated using the Black-Scholes model, of all options granted during the three months ended February 29, 2008 and February 28, 2007, was estimated as of the date of grant using the following weighted average assumptions:

	Three Months Ended
	February 29,	February 28,
	2008	2007
Expected option life (years)	7	7
Volatility	31.33%	34.20%
Risk free interest rate	3.56%	4.03%
Forfeiture rate	16.50%	16.82%
Dividend yield	Nil	Nil
     As of February 29, 2008, there was $13.6 million of unrecognized compensation cost related to equity incentive plans, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Corel employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
2006 Equity Incentive Plan
     The 2006 Equity Incentive Plan was adopted by the Board of Directors in February 2006. This plan provides for the grant of options to employees and employees of the Company’s subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other stock-based awards (“options”) to the Company’s employees, consultants and directors, and employees, consultants and directors of the Company’s subsidiaries and affiliates. Corel has 4,335,223 remaining common shares authorized for issuance under the 2006 Equity Incentive Plan.
     Option activity under the 2006 Equity Incentive Plan for the three month period ended February 29, 2008 is presented below:

	2006 Equity Incentive Plan
			Weighted Average
		Weighted Average	Grant Date Fair
	Options	Exercise Price	Value

Balance at November 30, 2007	2,714,465	$12.60	$4.66
Granted	120,141	8.96	3.05
Exercised	(1,334)	9.83	5.09
Forfeited	(129,950)	12.72	4.09

Outstanding at February 29, 2008	2,703,322	$12.48	$4.54

Exercisable at February 29, 2008	552,982	$12.37	$3.68

Weighted average remaining life of the outstanding options	8.67 Years
Total intrinsic value of exercisable options	$429
Weighted average remaining life of the exercisable options	6.76 Years
     During fiscal 2007 the Company issued 110,000 units of restricted stock to senior officers of the Company under the 2006 Equity Incentive Plan. There are 30,000, 20,000, and 60,000 units which will vest fully if the officers remain with the Company until June 1, 2008, April 24, 2011, and October 15, 2011, respectively. These units began to vest on September 1, 2007 and will vest fully by October 15, 2011. Restricted stock unit activity under the 2006 equity incentive plan, for the three month period ended February 29, 2008 is presented below:

			Weighted Average
			Grant Date Fair
	Units		Value

Outstanding at beginning of period	102,500		$13.26
Restricted stock units converted to common shares	Nil		n/a
Restricted stock units forfeited	Nil		n/a

Outstanding at end of period	102,500		$13.26

Exercisable at end of period	7,500		$14.06

Weighted average remaining life of the outstanding options	9.37	Years
Weighted average remaining life of the exercisable restricted stock units	8.90	Years
Total intrinsic value of the exercisable restricted stock units	$74
2003 Share Option and Phantom Share Unit Plan
     In the three months ended February 29, 2008, no options were granted as this plan is no longer eligible for grant distribution. Unit activity for the three month period ended February 29, 2008 is presented below:

	The 2003 Plan
				Weighted
				Average
			Weighted	Grant Date
			Average	Fair
	Options		Exercise Price	Value
Balance, November 30, 2007	813,940		$2.31	$5.86
Exercised	(32,758)		1.17	6.70
Forfeited	(6,749)		11.71	6.06

Balance, February 29, 2008	774,433		$2.28	$5.83

Exercisable at February 29, 2008	638,732		$1.85	$5.45

Weighted average remaining life of the outstanding options	6.80	Years
Total intrinsic value of exercisable options	$5,251
Weighted average remaining life of the exercisable options	6.68	Years
9. Restructuring Charges
InterVideo Acquisition Related Restructuring Charges
     In conjunction with the acquisition of InterVideo, management initiated a restructuring plan (“InterVideo Plan”) and recorded restructuring charges in fiscal 2007 related to this plan. The InterVideo Plan included the reduction of headcount across all functions, the closure of certain facilities and the termination of certain redundant operational contracts. The total restructuring costs were estimated at $3.5 million, including $2.1 million for termination benefits and $1.4 million for closing redundant facilities.
     A summary of restructuring activities related to the acquisition of InterVideo that are accrued as of February 29, 2008 is as follows:

	Balance as at		Balance as at
	November 30, 2007	Cash Payments	February 29, 2008

Termination benefits	$19	$19	$—
Cost of closing redundant facilities	681	54	627

Total	$700	$73	$627

     Any further changes in estimates related to the InterVideo Plan will result in a charge to earnings.
Digital Media Restructuring
     In the fourth quarter of fiscal 2007, management adopted a restructuring plan (“Digital Media Plan”) to centralize much of the Company’s Digital Media operations in Greater China and Fremont, California. Additionally, further changes have been made to staff to align and balance our global teams. This resulted in the planned closure of the Company’s Minneapolis location in fiscal 2008 as well as the termination of certain individuals. The total costs that will arise from the Digital Media Plan are estimated to be $1,924. To date the company has expensed $1,625. The remaining expense of $299 will be recorded by May 31, 2008, as termination payments are made to individuals who are retained by the Company through that date.
     As of February 29 2008, all of the headcount reductions have been identified and the effected employees have been notified. All facility closures have been identified. Facilities are expected to close by the end of May 31, 2008. Any changes from our initial estimates will be recorded against fiscal 2008 earnings.
A summary of our restructuring activities, that are accrued as of February 29, 2008 is as follows:

		Additional
		Restructuring	Change in		Balance as
	Balance as at	Charges in Q1	Estimates	Cash Payments	at February
	November 30, 2007	2008	in Q1 2008	in Q1 2008	29, 2008

Termination benefits	$1,184	$464	($256)	$632	$760
Cost of closing redundant facilities	263	Nil	(30)	Nil	233

Total	$1,447	$464	($286)	$632	$993

10. Interest Rate Swaps
     At November 30, 2007, the Company had hedged, through an interest rate swap, the interest rate risk associated with changes in future interest payments due to changes in the one month LIBOR rate on the first $50.0 million of its floating rate debt. On December 4, 2007, the Company entered into an additional interest rate swap for $40.0 million with its principal lender to reduce the risk of changes in cash flows associated with interest payments due to changes in one-month LIBOR. This interest rate swap expires in May 2011, which is concurrent with the payments up to that date on the senior credit facility. The objective of the swap entered into on December 4, 2007, is to hedge the interest rate risk associated with changes in future interest payments due to changes in the one-month LIBOR rate on the next $40.0 milllion of existing floating rate debt. The cash flow from this additional swap is expected to offset any changes in the future interest payments due to changes in the one-month LIBOR rate on this next $40.0 million of existing floating rate debt. As a result, this interest rate swap is a derivative and was designated as a hedging instrument at the initiation of the swap. The Company has applied cash flow hedge accounting in accordance with, Financial Accounting Standards Board (“FASB”) 133, “Accounting for Derivative Instruments and Hedging Activities”. At the end of each period, the interest rate swap is recorded in the consolidated balance sheet at fair value, and any related increases or decreases are recognized on the Company’s consolidated statement of operations under other comprehensive income.
     As of February 29, 2008, the Company has interest rate swaps with notional principal amounts of $90.0 million designated as hedging instruments and an additional $44.5 million that have not been designated as hedging instruments, which in total, convert an aggregate notional principal amount of $134.5 million (or approximately 85.4%) of its interest-bearing debt from floating rate interest payments under its term loan facility to fixed interest rate obligations.
11. Loss per Share
     The impact of the exercise of Corel options is anti-dilutive for the three months ending February 29, 2008 and February 28, 2007. Potentially dilutive instruments for the three months ended February 29, 2008 and February 28, 2007 represent the impact of the weighted average number of common shares subject to options outstanding of 3,641,659 and 3,354,667, respectively.

12. Change in Operating Assets and Liabilities

	Three months ended
	February 29,	February 28,
	2008	2007
Accounts receivable	$9,604	$15,658
Inventory	(129)	740
Prepaids and other current assets	(661)	290
Accounts payable and accrued liabilities	(9,212)	(872)
Accrued interest	(12)	22
Due to related parties	—	(167)
Taxes payable	862	1,601
Deferred revenue	(1,844)	(1,344)

Total change in operating assets and liabilities	$(1,392)	$15,928

13. Segment Reporting
     The Company has determined that it operates in one business operating and reportable segment, the packaged software segment. The Company does manage revenue based on two product line categories; Graphics and Productivity, and Digital Media.
     As a result of the integration with InterVideo, sales in Japan have become more significant within Corel. Accordingly, the Company has broken down sales once recorded as Asia Pacific, into Japan and Other, beginning the first quarter of fiscal 2008. For comparability purposes, the prior period results have been re-classified to reflect this change.
Revenues by product and region are disclosed in the following table:

	Three Months Ended
	February 29,	February 28,
	2008	2007
By product category:
Graphics and Productivity	$36,947	$34,064
Digital Media	28,597	18,570

	$65,544	$52,634

By geographic region:
Americas
Canada	$1,908	$570
United States	28,426	25,435
Other	1,358	1,188
Europe, Middle East and Africa	20,219	17,658
Asia Pacific
Japan	10,246	4,472
Other	3,388	3,359

	$65,544	$52,634

14. Subsequent Event
     On March 28, 2008 the Company received an unsolicited proposal from Corel Holdings, L.P. (which is controlled by an affiliate of Vector Capital Corporation) (“CHLP”), the holder of approximately 69% of the Company’s outstanding common shares. CHLP is proposing to make an offer to acquire all of Company’s outstanding common shares not currently held by CHLP at a price of US$11.00 cash per share. CHLP has indicated that any such offer would be conditional upon, among other things, satisfactory confirmatory due diligence and the Company’s existing credit facility remaining in place following the consummation of any transaction.
     The Board of Directors of the Company has formed a Special Committee of independent members of the Board to assist it in evaluating and responding to the CHLP proposal and other related strategic considerations.
At this time, any impact on our equity compensation plans, if any, is unknown.

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
     Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this filing (including in the section entitled “Risk Factors” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. Forward-looking statements are based on estimates and assumptions made by Corel in light of its experience of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. However, many factors could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including, without limitation, the following factors:
•	we face competition from companies with significant competitive advantages, such as significantly greater market share and resources;

•	many of our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth, accordingly, we must develop new products, successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	we rely on relationships with a small number of strategic partners and these relationships can be modified or effectively terminated at any time without our approval;

•	we face potential claims from third parties who may hold patent and other intellectual property rights which purport to cover various aspects of our products and from certain of our customers who may be entitled to indemnification from us in respect of potential claims they may receive from third parties related to their use or distribution of our products;

•	our acquisition strategy may fail for various reasons, including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses;

•	we have significantly higher levels of indebtedness following the InterVideo acquisition, including term loan debt of $157.6 million as of February 29, 2008, which could have important consequences for our business such as limiting our ability to make further significant acquisitions;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors; and

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply.

     These and other important factors are described in greater detail in the section entitled “Risk Factors” in our annual report on Form 10-K dated February 8, 2008 filed with the Securities and Exchange Commission and with Canadian securities regulators. A copy of the 10-K can be obtained on our website (http://www.corel.com), or at www.sec.gov
     The words “expect”, “estimate”, “project”, “intend”, “believe”, “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three month period ended February 29, 2008. All amounts are in United States dollars, except as otherwise noted.
BACKGROUND
     We are a leading global packaged software company with an estimated installed base of over 100 million current users in over 75 countries. We provide high quality, affordable and easy-to-use Graphics and Productivity and Digital Media software. Our products enjoy a favorable market position among value-conscious consumers and small businesses benefiting from the widespread, global adoption of personal computers, or PCs, and digital capture devices. The functional departments within large companies and governmental organizations are also attracted to the industry-specific features and technical capabilities of our software. Our products are sold through a scalable distribution platform comprised of Original Equipment Manufacturers (“OEMs”), our global e-Stores, and our international network of resellers and retail vendors. We have broad geographic representation with dedicated sales and marketing teams based in the Americas, EMEA, ANSEAK and Japan. Our product portfolio includes well-established, globally recognized brands.
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
Graphics and Productivity
     Our primary Graphics and Productivity products include: CorelDRAW Graphics Suite, Corel Painter, Corel DESIGNER, WinZip, iGrafx and WordPerfect Office Suite. CorelDRAW Graphics Suite is a leading vector illustration, page layout, digital image editing and bitmap conversion software suite used by design professionals and small businesses. Corel Painter is a Natural-Media ® painting and illustration software featuring digital brushes, art materials and textures that mirror the look and feel of their traditional counter parts. Corel DESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. WinZip, a compression utility developed in 1991, and purchased by us in May 2006 is the most widely used aftermarket compression utility, with more than 40 million licenses sold to date. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. First developed in 1982 and marketed by Corel since 1986, WordPerfect Office Suite, is the leading Microsoft-alternative productivity software and features Microsoft-compatible word processing, spreadsheet and presentation applications.
Digital Media
     Our Digital Media products are classified as Digital Imaging and Digital Video. Our Digital Imaging products include Corel Paint Shop Pro Photo, Corel Media One, and PhotoImpact, and our Digital Video products include WinDVD, VideoStudio, DVD Movie Factory, and DVD Copy. Corel Paint Shop Pro Photo is a digital image editing and management application used by novice and professional photographers and photo editors. Corel Media One is a multimedia software program for organizing and enhancing photos and video clips. Photo Impact combines easy-to-use photo editing, photo projects and digital art.WinDVD, is the world’s leading software for DVD, video and Blu-ray Disc playback on PCa with over 200 millions units shipped worldwide. VideoStudio is our video editing and DVD authoring software for users who want to produce professional-looking videos, slideshows and DVDs. DVD Movie Factory is a consumer DVD authoring software. DVD Copy is an application that copies and backs up DVDs and CDs in multiple device formats. Photo Impact is image editing software.
     Digital Video products are comprised of the products acquired in the purchase of InterVideo with the exception of PhotoImpact, which is a Digital Imaging product.

OVERVIEW OF THE QUARTER
Operating Performance
     Revenue was $65.5 million, up 25% year over year. The revenue growth of $12.9 million is largely as a result of the acquisition of InterVideo. The first quarter of fiscal 2007 was impacted by our inability to recognize approximately $11.8 million of InterVideo OEM revenue because of acquisition accounting standards. This revenue increase is mostly related to our Digital Video products. Within our Digital Media group, our Digital Video products revenue increased by $10.7 million or 113%, and our Digital Imaging products decreased by $0.7 million or 8%. Within the Digital Imaging portfolio of products we had growth in Paint Shop Pro, which was offset by lower revenue from Corel Photo Album. Our Graphics and Productivity revenue increased by $2.9 million or 8%, led by growth in our WinZip, iGrafx, CorelDRAW and Corel Painter products. This revenue growth was offset by lower revenues from our Word Perfect business.
     Our net loss for the first quarter of fiscal 2008 was $30,000, or $0.00 per share, compared to a net loss of $11.9 million, or $0.48 per share in the first quarter of 2007. Non-GAAP Adjusted EBITDA was $13.3 million and cash flow from operations was $6.4 million in the quarter compared to non-GAAP adjusted EBITDA of $8.7 million and cash flow from operations of $18.4 in the first quarter of 2007.
RESULTS OF OPERATIONS
Three Months ended February 29, 2008 and February 28, 2007
Revenues

	Three Months Ended
	February 29 and 28,		Percentage
	2008	2007	Change
Product	$59,362	$47,304	25.5%
As a percent of revenue	90.6%	89.9%
Maintenance and services	6,182	5,330	16.0%
As a percent of revenue	9.4%	10.1%

Total	$65,544	$52,634	24.5%

     Total revenues for the three month period ended February 29, 2008 increased by 24.5% to $65.5 million from $52.6 million for the three months ended February 28, 2007. Of this increase, $10.0 million was attributable to our Digital Media products. This increase is largely due to the inability to record revenue of approximately $11.8 million on acquired Digital Media products in the first quarter of fiscal 2007, offset by a decline in our Corel Photo Album revenues of $1.6 million. Our Graphics and Productivity revenue increased by $2.9 million or 8.5%, led by growth in our WinZip, iGrafx, CorelDRAW and Painter products. This revenue growth was offset by a decline of $0.9 million in our WordPerfect business.
     Product revenues for the three months ended February 29, 2008 increased by 25.5% to $59.4 million from $47.3 million for the three months ended February 28, 2007. The largest driver of this increase was the comparable OEM revenue that was not recorded in fiscal 2007. Excluding this factor, the increase in product revenues was driven by the continued growth of our Graphics and Productivity products with increases in product revenue from our CorelDRAW, WinZip, iGrafx, and Corel Painter, partially offset by lower revenues from our WordPerfect products. Our Digital Media product revenue decreased due to lower revenues from Corel Photo Album and some of our Digital Video products. This was partially offset by an increase in Paint Shop Pro Photo.
     Maintenance and services revenues increased by 16.0% to $6.2 million for the three month period ended February 29, 2008. This increase is largely attributable to increased sales of WinZip’s maintenance program.

Total Revenues by Product Group

	Three Months Ended
	February 29 and 28,		Percentage
	2008	2007	Change

Graphics and Productivity	$36,947	$34,064	8.5%
As a percent of revenue	56.4%	64.7%
Digital Media	28,597	18,570	54.0%
As a percent of revenue	43.6%	35.3%

Total	$65,544	$52,634	24.5%

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

	Current	Quarter of	Quarter of
	Version	Current Release	Prior Release

Product
Graphics and Productivity:
CorelDRAW Graphics Suite	14	Q1 2008	Q1 2006
Corel Painter	10	Q1 2007	Q4 2004
Corel Designer Technical Suite	12	Q2 2005	Q3 2003
WinZip	11	Q4 2006	Q4 2005
iGrafx FlowCharter	12	Q2 2007	Q1 2006
WordPerfect Office Suite	13	Q1 2006	Q2 2004
Digital Media
Paint Shop Pro	12	Q4 2007	Q4 2006
MediaOne	2	Q4 2007	Q4 2006
WinDVD	9	Q1 2008	Q4 2006
VideoStudio	11	Q2 2007	Q2 2006
DVD Movie Factory	6	Q1 2007	Q1 2006
DVD Copy	6	Q1 2008	Q3 2006
PhotoImpact	13	Q1 2008	Q3 2006
     Graphics and Productivity revenues increased by $2.9 million or 8.5% to $36.9 million in the first quarter of fiscal 2008 from $34.1 million in the first quarter of fiscal 2007. This was driven largely by increased revenue from CorelDRAW, WinZip, iGrafx, and Corel Painter products, which was partially offset by lower revenues from WordPerfect. Revenue growth from CorelDRAW is largely attributable to our EMEA market, where we have increased sales from the launch of CorelDRAW Graphics Suite X4 in February 2008. Revenues from our WinZip products have grown significantly due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues is attributable to additional marketing and promotional initiatives undertaken in the current quarter. The increase in Corel Painter is mostly driven by new OEM arrangements in Japan. The decline in WordPerfect revenues is due primarily to the decrease in point of sale royalties from our OEM partners and a decrease in enterprise license revenue as it nears the end of its current release cycle.

     Digital Media revenues increased by $10.0 million or 54.0% to $28.6 million in the first quarter of fiscal 2008 from $18.6 million in the first quarter of fiscal 2007. The revenue growth is largely attributable to the $11.8 million of OEM revenue, largely related to our Digital Video products, which we were unable to recognize in the first quarter of fiscal 2007, due to accounting requirements associated with the acquisition of InterVideo. Excluding this factor, our Digital Media revenue declined by $1.8 million or 5.8% due primarily to lower revenue from Corel Photo Album. Photo Album revenue declined by $1.6 million or 61.4%, due to changes in an agreement with a significant OEM partner. The remainder of our Digital Media portfolio sales remained flat with the prior year. With gains in retail following the launch of Paint Shop Pro Photo X2, Paint Shop Pro Photo revenues were up reversing the trend from prior quarters. These gains were offset by minor declines across some of our Digital Video products.
Total Revenues by Region

	Three Months Ended
	February 29,	February 28,	Percentage
	2008	2007	Change
Americas	$31,692	$27,193	16.5%
As a percent of revenue	48.4%	51.7%
Europe, Middle East, Africa (“EMEA”)	20,219	17,658	14.5%
As a percent of revenue	30.8%	33.5%
Asia Pacific	13,634	7,783	75.2%
As a percent of revenue	20.8%	14.8%

Total	$65,544	$52,634	24.5%

     Revenues in the Americas increased by $4.5 million or 16.5% in the first quarter of fiscal 2008 to $31.7 million compared to $27.2 million in the first quarter of fiscal 2007. The increase was principally driven by the revenue increases in Digital Video products of $6.1 million associated with the inability to recognize certain OEM revenue in the first quarter of fiscal 2007. Our remaining products had an overall decline in revenues, due primarily to lower revenues from Corel Photo Album and WordPerfect. These were offset by gains in WinZip and iGrafx.
     Revenues in EMEA increased by $2.6 million or 14.5% to $20.2 million in the first quarter of fiscal 2008 from $17.7 million in the first quarter of fiscal 2007. The revenue growth in this region is driven by increased revenue from CorelDRAW. In February 2008 we launched CorelDRAW Graphics Suite X4, which along with the upward trend prior to the launch, further drove the increase in revenue.
     Asia Pacific revenues increased by $5.9 million or 75.2% to $13.6 million in the first quarter of fiscal 2008. The majority of this increase relates to the $5.4 million gain in revenue from Digital Video products in the period, due to inability to recognize certain OEM revenue in the first quarter of fiscal 2007. The remaining growth in revenues is mostly from Corel Painter and Paint Shop Pro. The increases in Corel Painter are attributable to a significant OEM deal entered into in Japan. The increase in revenues from Paint Shop Pro is driven by the launch of X2 in the fourth quarter of fiscal 2007.
Cost of Revenues

	Three Months Ended
	February 29,	February 28,	Percentage
	2008	2007	Change

Cost of product	$15,227	$8,497	79.2%
As a percent of product revenue	25.7%	18.0%
Cost of maintenance and services	167	198	(15.7)%
As a percent of maintenance and service revenue	2.7%	3.7%
Amortization of intangible assets	6,414	5,757	11.4%
As a percent of revenue	9.8%	10.9%

Total	$21,808	$14,452	50.9%

     Cost of Product Revenues. Cost of product revenues increased by 79.2% to $15.2 million in the first quarter of fiscal 2008 from $8.5 million in the first quarter of fiscal 2007. As a percentage of product revenues, cost of product revenues increased to 25.6% for the three months ended February 29, 2008 from 18.0% in the three month period ended February 28, 2007. The increase in the period is largely attributable to the change in our product mix caused by the increased sales of Digital Video products in this period, as a percentage of total sales, compared to the prior year. Digital Video carries a larger cost of product, both historically and in this quarter, resulting in a lower gross margin on Digital Video products compared to Graphics and Productivity products.
     Cost of Maintenance and Services Revenues. Cost of maintenance and services revenues decreased to 2.7% of related revenues in the first three months of fiscal 2008 from 3.7% in the first three months of fiscal 2007, and is primarily attributable to WinZip’s higher maintenance revenues and the limited incremental costs to provide such revenue.
     Amortization of Intangible Assets. Amortization of intangible assets increased by $0.7 million to $6.4 million in the three months ended February 29, 2008, from $5.8 million in the three months ended February 28, 2007. The increase is due to the fact that intangibles acquired in the purchase of InterVideo in fiscal 2007 have been amortized for the entire three month period ending February 29, 2008. In fiscal 2007, no amortization was recorded from the stub period of December 1, 2006 through the date of acquisition of December 12, 2006.
Operating Expenses
     During the first quarter of fiscal 2008, we have re-classified some of our operating expenses related to our Information Technology group, so that costs of certain employees were better aligned with the functions they performed. As a result, for the three months ended February 28, 2007 we have reduced our general and administrative costs by $433,000, increased our sales marketing costs by $171,000, increased our research and development costs by $252,000, and increased our cost of products sold by $10,000.

	Three Months Ended
	February 29,	February 28,	Percentage
	2008	2007	Change

Sales and marketing	$19,684	$17,275	13.9%
As a percent of revenue	30.0%	32.8%
Research and development	12,091	11,596	4.3%
As a percent of revenue	18.4%	22.0%
General and administration	8,811	8,662	1.7%
As a percent of revenue	13.4%	16.5%
Acquired in-process research and development	—	7,831	n/a
As a percent of revenue	0.0%	14.9%
Restructuring	178	—	n/a
As a percent of revenue	0.3%	0.0%
InterVideo integration expense	—	785	n/a
As a percent of revenue	0.0%	1.5%

Total	$40,764	$46,149	(11.7%)

     Sales and Marketing. Sales and marketing expenses increased by 13.9% to $19.7 million in the first quarter of fiscal 2008. For the first three months of fiscal 2008, sales and marketing expenses decreased as a percentage of revenue to 30.0%, as compared to 32.8% for the prior period. The increase in sales and marketing expenses is as a result of additional headcount in our sales and marketing force. We continue to expand our marketing efforts in non-traditional international markets as well as in EMEA. The Company has also focused on further marketing of our Digital Media products.
     Research and Development. Research and development expenses increased by 4.3% to $12.1 million in the three months ended February 29, 2008. As a percentage of total revenues, research and development expenses decreased to 18.4% from 22.0%. The increase in expenditures is related to the impact of our Digital Video research and development personnel being with the Company for the entire first quarter of fiscal 2008, and increased payroll costs related to our Canadian staff resulting from the significant strengthening of the Canadian Dollar versus the US Dollar from the same period last year. We have reduced our global research and development headcount over the prior period as part of our integration activities undertaken in fiscal 2007.

     General and Administration. General and administration expenses increased 1.7% to $8.8 million in the first quarter of fiscal 2008 from $8.7 million in the first quarter of fiscal 2007, As a percentage of total revenues, general and administration expenses decreased to 13.4% in the quarter ended February 29, 2008. The increase in general and administrative expenses is largely driven by the increased payroll costs for our Canadian based employees, resulting from the strengthening of the Canadian dollar versus the US dollar.
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
     InterVideo Integration Expense: Our integration activities related to the InterVideo acquisition ceased at the end of fiscal 2007, and hence there are no integration costs in the three months ending February 29, 2008. In the first quarter of fiscal 2007, integration costs relating to the acquisition of InterVideo totaling $785,000 were recorded. These costs related to the integration of the InterVideo business into our existing operations, including travel costs, retention bonuses and other incremental costs for Corel employees who worked on the integration planning process.
     Restructuring Expense: We recorded $178,000 of restructuring expenses during the three months ended February 29, 2008, related to a restructuring plan adopted in the fourth quarter of fiscal 2007 to centralize much of the Company’s Digital Media operations in Greater China and Fremont, California. Additionally, further changes were made to staff to align and balance our global teams. This has resulted in the planned closure of the Company’s Minneapolis location in fiscal 2008 as well as the termination of certain individuals. The expense recorded in the first quarter of fiscal 2008 relates to individuals who were terminated sixty days or greater after the November 2007 announcement date of this restructuring plan. We expect to have some cost savings in future periods as a result of this centralization of staff and facilities.
Non-Operating (Income) Expense

	Three Months Ended
	February 29,	February 28,
	2008	2007

Interest expense, net	4,288	3,921
Amortization of deferred financing fees	270	265
Other non-operating income	(1,464)	(632)

Total non-operating expenses	$3,094	$3,554

     Interest Expense, Net. Net interest expense increased by $367,000 in the first quarter of fiscal 2008 from $3.9 million in the first quarter of fiscal 2007. The increase is due to less interest income related to short-term investments compared to fiscal 2007, and additional interest expense related to capital lease obligations, which we did not have in the first quarter of fiscal 2007.
     Amortization of Deferred Financing Fees. Amortization of deferred financing fees of $270,000 in the first quarter of fiscal 2008 was consistent with the first quarter of fiscal 2007, as there have been no new credit facilities during the period.
     Other Non-Operating Income: Non-operating income increased by $832,000 to $1.5 million in the first quarter of fiscal 2008 from $632,000 in the first quarter of fiscal 2007. The increase is primarily related to the gain on sale of a long-term income investment. The remaining balance, which is generally comprised of favorable foreign currency exchange gains relating mostly to the weakening of the US Dollar versus the Canadian Dollar and the Euro.
      Income Tax Expense (Recovery)
     For the three months ended February 29, 2008, we recorded a tax recovery of $92,000 on a loss before income taxes of $122,000. The current tax provision is $1.1 million and the deferred tax recovery is $1.2 million. The deferred tax recovery is related to the reversal of the deferred tax liability of $25.8 million in respect of the intellectual property acquired as part of the InterVideo acquisition as the intellectual property is amortized. The current tax provision relates mostly to withholding tax which is not creditable due to loss carryforwards and income taxes in foreign jurisdictions.
     For the three months ended February 28, 2007, we recorded a tax provision of $355,000 on a loss before income taxes of $11.5 million. The current tax provision was $1.4 million and the deferred tax recovery was $1.0 million. The deferred tax recovery was related to the reversal of the deferred tax liability of $25.8 million in respect of the intellectual property acquired as part of the InterVideo acquisition. Current taxes consist of foreign withholding taxes plus taxes incurred by Corel’s foreign subsidiaries.
FINANCIAL CONDITION
     Working Capital
     Our working capital deficiency at February 29, 2008 was $30.2 million, an increase of $15.0 million from the November 30, 2007 working capital deficiency of $15.2 million. The increased working capital deficiency is primarily due to the additional current liability of $17.0 million related to our estimated cash sweep payment to fund the principal balance under our term loan. The remaining decrease in our working capital deficiency relates to collection of accounts receivable offset by payments of year-end accrued liabilities. The Company expects to continue generating positive cash flows from operations, which we expect will significantly reduce the working capital deficiency over the next 12 months. In February 2009, the Company is required to make a cash sweep payment against its term loan payable based on excess cash flow, as defined in the Company’s credit facility agreement, that is estimated to be approximately $17.0 million. We expect to use the cash flows from operations to meet this obligation and the cash demands of approximately $1.0 million related to our current restructuring activities.
      Liquidity and Capital Resources
     As of February 29, 2008, our principal sources of liquidity are cash and cash equivalents of $28.8 million and trade accounts receivable of $29.8 million. As a part of our senior credit facility, we also entered into a five-year $75.0 million revolving line of credit facility, of which $75.0 million is unused as at February 29, 2008.
     Cash provided by operations decreased by $12.1 million to $6.4 million for the three months ended February 28, 2008 compared to $18.4 million for the three months ended February 28, 2007. The decrease is due to the receipt of cash for royalty revenues in advance of our related obligation in the first quarter of fiscal 2007.
     Cash used in financing activities was $0.7 million for the three months ended February 29, 2008 compared to the cash provided by financing activities of $91.9 million for the three month period ended February 28, 2007. In the first quarter of fiscal 2008, we made $0.8 million of payments against our long-term debt and our capital lease obligations. In the first quarter of fiscal 2007, we obtained a $70.0 million term loan and used $23.0 million of our operating line of credit to finance our acquisition of InterVideo. We have since repaid the entire balance on the line of credit.
     Cash used in investing activities was $1.4 million in the three months ended February 29, 2008, a significant decrease from the cash used of $120.5 million in the three months ended February 28, 2007. The cash outlay in the first quarter of fiscal 2008 was for the purchase of long-lived assets relating mostly to technology licenses, and significant investment in computer hardware. The cash outlay in the first quarter of 2007 reflects the purchase of InterVideo on December 12, 2006, and the remaining interest in Ulead on December 28, 2006 for an aggregate of $120.4 million.
Adjusted EBITDA
     Adjusted EBITDA was $13.3 million in the first quarter of fiscal 2008 compared to $8.7 million in the first quarter of fiscal 2007. The growth of $4.6 million is primarily attributable to our increase in gross margin of $5.6 million in the first quarter of fiscal 2008.
     Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For the three months ended February 29, 2008 and February 28, 2007, we had cash flow from operations of $6.4 million and $18.4 million, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations:

	Three Months Ended
	February 29,	February 28,
	2008	2007

Cash flow provided by operations	$6,407	$18,440
Change in operating assets and liabilities	1,392	(15,928)
Interest expenses, net	4,288	3,921
Income tax provision (recovery)	(92)	355
Deferred income taxes	1,234	1,035
Provision for bad debts	(104)	(16)
Unrealized foreign exchange losses on forward contracts	—	(35)
Gain (loss) on interest rate swap	(755)	191
Loss on disposal of fixed assets	(42)	—
Gain on sale of investment	822	—
InterVideo integration costs	—	785
Restructuring costs	178	—

Adjusted EBITDA	$13,328	$8,748

Off Balance Sheet Arrangements
     In certain agreements with customers and distributors, including OEMs and online services companies, we provide indemnifications for third-party intellectual property infringement claims, and many of these indemnification obligations are not subject to monetary limits. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States consistently applied throughout all periods. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, contingencies, litigation and cash sweep payments related to our long-term debt. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     All critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements have been discussed in Item 7 of our 10-K filing as at November 30, 2007, except as noted below:
Accelerated Debt Payments
     On an annual basis, we are required to make a cash sweep payment to fund our principal balance on our term loans, based on excess cash flow as defined in our senior credit facility agreement. Any cash sweep payments estimated to be payable within the next year are classified as a current liability on our consolidated balance sheet. All cash sweep payments are classified on the balance sheet based on the Company’s ability and intent to refinance the obligation on a long-term basis, the existence of financing arrangements to allow short-term obligations to be refinanced, and the remoteness of the acceleration due date. We are currently not intending to refinance this obligation and intend to make the payments as required. As such the estimated cash sweep obligations due over the next 12 months have been classified as current liabilities.
     Our estimate of our cash sweep payment is based on our excess cash flow forecasts for the period ending November 30, 2008, based on our current revenue, expense, collection and payment projections. Excess cash flow is computed in accordance with our senior credit facility agreement. In computing our excess cash flow, we use estimates and judgment based on our experience. These estimates are based on current historical trends, including new product introductions. Actual excess cash flow could vary materially from our estimates. An increase or decrease in excess cash flow could result from changes in consumer demand or other factors. Should this variance occur, our required cash sweet payment could fluctuate significantly. Variances are considered and adjusted for on a quarterly basis.
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
     Given the amount of debt that we have, if lending rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense would change by $117,000 or each 0.5% change in interest rates, based on debt outstanding as of February 29, 2008. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and related future cash outflows. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
     As of February 29, 2008, our interest rate swaps convert an aggregate notional principal amount of $134.5 million (or approximately 85% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 8.19% to 9.49%. Of our interest rate swaps, $44.5 million are not designated as hedging instruments. During the first quarter of fiscal 2008, we have recorded a loss of $755,000 as a result of recording these interest rate swaps at fair value. On our $90.0 million of interest rate swaps designated as effective hedging instruments under FAS 133, we have recorded a loss of $3.6 million in other comprehensive income during the first quarter of fiscal 2008.

Foreign Currency Risk
     As we also operate internationally, a portion of our business outside North America is conducted in currencies other than the U.S. dollar. Accordingly, the results of our business may also be affected by fluctuations in the U.S. dollar against the Canadian dollar and certain European and Asian currencies, in particular the Pound Sterling, the Yen, the Taiwanese dollar and the Euro. Our exposure to these and other currencies is minimized due to certain hedges naturally occurring in our business as we have decentralized sales, marketing and support operations in which most costs are local currency based.
     Most of our operations are located in Canada and Taiwan. We incur a disproportionate percentage of costs in Canadian and Taiwanese dollars as compared to Canadian and Taiwanese dollar denominated revenues. We are therefore exposed to loss if the Canadian and Taiwanese dollar appreciates against the U.S. dollar.
     We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in U.S. and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of Febraury 29, 2008 we have no forward exchange contracts. However, we did settle some U.S Dollar foreign exchange contracts during the period, and intend to continue using such contracts into the future. As of February 28, 2007 we had three U.S. dollar foreign exchange contracts totaling $6,000,000, which were settled between March 15, 2007 and May 15, 2007.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

     At February 29, 2008, we were a defendant in an ongoing patent infringement proceeding described below:
     Simon Systems (“Simon”) v. Corel Corporation. Simon filed a patent infringement action on September 24, 2007, against Corel in the United States District Court for the District of Maryland (Southern Division), alleging infringement of U.S. Patent 5,559,562, issued on September 24, 1996. Simon alleges certain Corel video editing applications infringe the patent in the manner in which the alleged products provide functionality to allow the transitioning from a first video stream to a second video stream. Corel believes it has meritorious defenses to Simon’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain.
     Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of U.S. Patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; and 6,141,491 issued October 31, 2000. JVC alleges certain Corel video playback applications infringe the patents. Corel believes it has meritorious defenses to JVC’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain.
     During the three month period ended February 29, 2008, we resolved the patent infringement claim described below:
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
Item 1A. Risk Factors
     The risk factors set forth in the section entitled “Risk Factors” in our Form 10-K for the period ending November 30, 2007 (File No. 000-20562), which is incorporated by reference into this quarterly report.
Item 2. Use of Proceeds
Not applicable
Item 6. Exhibits

Exhibit
Number	Exhibit
3.1*	Certificate and Articles of Continuance

3.2*	Articles of Amendment

3.3*	By-laws

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibit of the same number in the Company’s Registration Statement on Form F-1, as amended (File No. 333-132970)
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

Date: April 7, 2008