Form 10-Q
period 2008-05-31
COREL CORP
filed 2008-07-03
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2008

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
(613) 728-0826
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of June 20, 2008 was 25,633,459

PART I. FINANCIAL INFORMATION	4
Item 1. Unaudited Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	29
Item 2. Use of Proceeds	29
Item 6. Exhibits	29
SIGNATURE	30
EX-31.1: CERTIFICATIONS
EX-31.2: CERTIFICATIONS
EX-32.1: CERTIFICATIONS
EX-32.2: CERTIFICATIONS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

COREL CORPORATION
Form 10-Q
For the Quarter Ended May 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of U.S. dollars or shares)
(Unaudited)

		May 31,	November 30
	Note	2008	2007

Assets
Current assets:
Cash and cash equivalents		$33,415	$24,615
Restricted cash		161	217
Accounts receivable
Trade, net of allowances for doubtful accounts of $887 and $1,366, respectively		28,775	41,092
Other		2,958	118
Inventory	3	932	729
Income taxes recoverable	4	1,649	1,470
Prepaids and other current assets		3,930	3,276

Total current assets		71,820	71,517
Capital assets		9,176	8,971
Intangible assets		79,471	92,010
Goodwill		88,643	88,643
Deferred financing and other long-term assets		5,641	5,696

Total assets		$254,751	$266,837

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities		$58,089	$67,290
Income taxes payable	4	944	723
Deferred revenue		12,816	15,707
Current portion of long-term debt	5	18,952	2,249
Current portion of obligation under capital leases		728	767

Total current liabilities		91,529	86,736
Deferred revenue		2,179	2,365
Deferred income tax liability	4	18,287	20,754
Obligation under capital leases		1,600	2,114
Income taxes payable	4	13,201	11,693
Accrued pension benefit obligation	6	1,083	1,116
Long-term debt	5	138,561	156,359

Total liabilities		266,440	281,137

Commitments and contingencies	7
Shareholders’ deficit
Share capital:
Common Shares (par value: none; authorized: unlimited; issued and outstanding: 25,632 and 25,457 shares, respectively)	8	42,182	40,652
Additional paid-in capital	8	7,763	5,926
Accumulated other comprehensive loss		(1,425)	(721)
Deficit	4	(60,209)	(60,157)

Total shareholders’ deficit		(11,689)	(14,300)

Total liabilities and shareholders’ deficit		$254,751	$266,837

See Accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		May 31,		May 31,
	Note	2008	2007	2008	2007

Revenues
Product		$60,249	$59,553	$119,611	$106,857
Maintenance and services		6,795	5,479	12,977	10,809

Total revenues	12	67,044	65,032	132,588	117,666

Cost of revenues
Cost of products		14,008	14,026	29,235	22,523
Cost of maintenance and services		132	221	299	419
Amortization of intangible assets		6,418	6,373	12,832	12,130

Total cost of revenues		20,558	20,620	42,366	35,072

Gross margin		46,486	44,412	90,222	82,594

Operating expenses
Sales and marketing		20,748	17,715	40,432	34,990
Research and development		11,716	11,070	23,807	22,666
General and administration		8,640	8,575	17,451	17,237
Acquired in-process research and development		—	—	—	7,831
InterVideo integration expense		—	860	—	1,645
Restructuring	9	447	—	625	—

Total operating expenses		41,551	38,220	82,315	84,369

Income (loss) from operations		4,935	6,192	7,907	(1,775)

Other expenses (income)
Interest income		(99)	(518)	(219)	(882)
Interest expense		3,032	4,236	7,440	8,521
Amortization of deferred financing fees		270	269	540	534
Expenses associated with Special Committee review	13	705	—	705	—
Other non-operating (income) expense		102	479	(1,362)	(153)

Income (loss) before taxes		925	1,726	803	(9,795)
Income tax (recovery)	4	(5)	(587)	(97)	(232)

Net income (loss)		$930	$2,313	$900	$(9,563)

Other comprehensive income (loss)
Amortization of actuarial gain recognized for defined benefit plan		—	—	22	—
Unrealized loss on long-term investments		(35)	—	(35)	—
Gain (loss) on interest rate swaps designated as hedges		2,938	—	(689)	—

Other comprehensive income (loss), net of taxes		2,903	—	(702)	—

Comprehensive income (loss)		$3,833	$2,313	$198	$(9,563)

Net income (loss) per share:
Basic		$0.04	$0.09	$0.04	$(0.39)
Fully Diluted		$0.04	$0.09	$0.03	$(0.39)
Weighted average number of shares:
Basic		25,543	24,817	25,503	24,722
Fully diluted	10	26,238	25,284	26,165	24,722
See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION
Consolidated Statement of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

		Three Months Ended		Six Months Ended
		May 31,		May 31,
	Note	2008	2007	2008	2007

Cash flows from operating activities
Net income (loss)		$930	$2,313	$900	$(9,563)
Depreciation and amortization		1,233	969	2,395	1,671
Amortization of deferred financing fees		270	269	540	534
Amortization of intangible assets		6,418	6,373	12,832	12,130
Stock-based compensation	8	1,977	1,290	3,115	2,298
Provision for bad debts		129	49	233	65
Deferred income taxes	4	(1,233)	(1,280)	(2,467)	(2,315)
Acquired in-process research and development		—	—	—	7,831
Unrealized loss on forward exchange contracts		—	—	—	35
Loss on disposal of fixed assets		6	54	48	54
Loss (Gain) on interest rate swap recorded at fair value		(512)	(391)	243	(582)
Gain on sale of investment			—	(822)	—
Change in operating assets and liabilities	11	(2,308)	(12,862)	(3,700)	3,066

Cash flows provided by (used in) operating activities		6,910	(3,216)	13,317	15,224

Cash flows from financing activities
Restricted cash		—	—	56	—
Proceeds from operating line of credit		—	5,000	—	48,000
Repayments on operating line of credit		—	(15,000)	—	(35,000)
Proceeds from long-term debt		—	—	—	70,000
Repayments of long-term debt		(404)	(399)	(1,095)	(1,080)
Repayments of capital lease obligations		(205)	—	(339)	—
Financing fees incurred		—	(5)	—	(1,677)
Proceeds from exercise of stock options		203	1,387	254	2,689
Other financing activities		—	51	—	51

Cash flows provided by (used in) financing activities		(406)	(8,966)	(1,124)	82,983

Cash flows from investing activities
Purchase of InterVideo Inc., net of cash acquired		—	(786)	—	(121,154)
Purchase of long lived assets, net of proceeds		(1,865)	(608)	(3,299)	(718)

Cash flows used in investing activities		(1,865)	(1,394)	(3,299)	(121,872)

Effect of exchange rate changes on cash and cash equivalents		(59)	80	(94)	45

Increase (decrease) in cash and cash equivalents		4,580	(13,496)	8,800	(23,620)
Cash and cash equivalents, beginning of period		28,835	40,906	24,615	51,030

Cash and cash equivalents, end of period		$33,415	$27,410	$33,415	$27,410

Supplementary Disclosure

Purchases of capital assets under capital lease		$—	$2,498	$—	$2,498
Interest paid, net		3,788	3,817	7,226	8,493
Taxes paid, net		2,187	1,078	2,648	915
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Notes to the Consolidated Financial Statements
(All amounts in thousands of U.S. dollars, unless otherwise stated)
(Unaudited)
1. Unaudited Interim Financial Information
     The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at May 31, 2008 and our results of operations and cash flows for the three and six months ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated balance sheet as of November 30, 2007 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended May 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 10-K for the period ending November 30, 2007 (File No. 000-20562).
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
     The Company measures the fair value of its $134.5 million of interest rate swaps under a Level 2 input as defined by FAS 157. The Company relies on a mark to market valuation prepared by a broker based on observable interest rate yield curves. As of May 31, 2008, the accrued mark to market loss on these swaps is $4.0 million. Of this amount, a loss of $3.0 million has been recorded in fiscal periods ending on or prior to November 30, 2007 including $1.8 million in other comprehensive income and $1.2 million in interest expense. The gain recorded in the three month period ended May 31, 2008 is $3.4 million, which represents the change in the mark to market valuation on the swaps during the period. Of this gain, $512 has been recorded in interest expense as it relates to swaps that are not designated as effective hedging instruments under FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and $2.9 million has been included in other comprehensive income as it relates to swaps that qualify as effective hedging instruments under FAS 133. The loss recorded in the six month period ended May 31, 2008 is $933, which represents the change in the mark to market valuation on the swaps during the period. Of this loss, $244 has been recorded in interest expense as it relates to swaps that are not designated as effective hedging instruments under FAS 133, and $689 has been included in other comprehensive income as it relates to swaps that qualify as effective hedging instruments under FAS 133.
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
     In March 2008, the FASB released FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company is the interim period ending February 28, 2009. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. Management is currently assessing and evaluating the new disclosure requirements for our derivative instruments, and in particular our hedges on our term loans.

3. Inventory
     The components of inventory are as follows:

	May	November
	31, 2008	30, 2007
Product components	$704	$310
Finished goods	228	419

	$932	$729

4. Income Taxes
     For the three and six months ended May 31, 2008, the Company recorded a tax recovery of $5 and $97 on income before income taxes of $925 and $803 respectively. The current tax provision was $1.2 million and $2.4 million, for the three and six month period ended May 31, 2008, respectively, which relates mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery of $1.2 million and $2.5 million, for the respective periods, which is related to the amortization of the intangible assets acquired with InterVideo which have a tax basis of $nil.
     For the three months ended May 31, 2007, the Company recorded a tax recovery of $587 on income before income taxes of $1.7 million. This recovery reflects foreign withholding taxes plus provisions for income taxes for subsidiaries that have taxable income in the quarter, offset by a reduction in our deferred income tax liability related to the amortization of intangible assets acquired with InterVideo, which have a tax basis of $nil. The Company has increased the valuation allowance to fully provide for tax losses realized by other subsidiaries in the quarter.
     The Company adopted the provisions of FIN 48 on December 1, 2007. As a result of the adoption of FIN 48, the Company’s cumulative-effect adjustment resulted in an increase in non-current income tax liabilities of $952 with a corresponding increase to the December 1, 2007 deficit balance of $952. As of December 1, 2007 the Company had $32.4 million of unrecognized tax benefits which, if recognized, $12.6 million would impact the effective tax rate. At December 1, 2007, the Company has accrued approximately $1.3 million for the potential payment of interest and penalties.
     Using the recognition and measurement criteria in FIN 48 during the three and six months ended May 31, 2008, the total amount of unrecognized tax benefits and related interest increased by approximately $289 and $556, respectively..
     It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. At May 31, 2008, the estimated decrease in amount of unrecognized tax benefits relating to transfer pricing and various credits for the next 12 months is expected to be $544 due to the reasonable possibility that audits will be closed or the statute of limitations will expire in various jurisdictions.
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
     The future debt payments on long-term debt as of May 31, 2008, including the annual cash sweep payment of $17.0 million as discussed above, are as follows:

	Principal	Interest	Total
2008, remainder of	1,159	6,693	7,852
2009	18,596	11,972	30,568
2010	1,596	10,980	12,576
2011	1,596	10,265	11,861
2012	134,571	3,642	138,213

Total	$157,518	$43,552	$201,070

     The above table does not consider cash sweep payments that may be due more than 12 months beyond May 31, 2008. It is possible that significant cash sweep payments will be required in fiscal 2010 and fiscal 2011.
6. Defined Pension Benefit Plan

Accrued pension benefit obligation as of December 1, 2007	$1,116
Activity during three months ended February 29, 2008
Service cost	11
Interest cost	15
Expected return on plan assets	(8)
Amortization of prior unrecognized gain	(22)
Contributions	(29)
Other — effect of foreign exchange	37

Accrued pension benefit obligation as of February 29, 2008	$1,120

Activity during three months ended May 31, 2008
Service cost	11
Interest cost	15
Expected return on plan assets	(8)
Amortization of prior unrecognized gain	—
Contributions	(19)
Other — effect of foreign exchange	(36)

Accrued pension benefit obligation as of May 31, 2008	$1,083

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
     During fiscal 2007 the Company received an invoice from a supplier of InterVideo relating to the period prior to the acquisition date of December 12, 2006. The Company is currently performing an audit on this invoice as it is disputing some of the items invoiced. In the prior fiscal year, the Company accrued for what it believed to be an appropriate settlement. This accrual was included in the purchase price allocation. However, it is possible that this estimate may be materially different from the final settlement amount. Any difference between the final settlement and the amount accrued will be included in earnings. As part of completing the audit in the second quarter of fiscal 2008, the Company re-assessed its estimate, and reduced the accrual by approximately $1.7 million. This amount has been recorded as a reduction of costs of goods sold in this period.
     At May 31, 2008, we were a defendant in the Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al., patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of U.S. Patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; and 6,141,491 issued October 31, 2000. JVC alleges certain Corel video playback applications infringe the patents. The Company believes it has meritorious defenses to JVC’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain.
     During the second quarter the company resolved the Simon Systems (“Simon”) v. Corel Corporation patent infringement proceeding. Simon filed patent infringement action on September 24, 2007, against the Company in the United States District Court for the District of Maryland (Southern Division), alleging infringement of U.S. Patent 5,559,562, issued on September 24, 1996. Simon alleged certain Corel video editing applications infringed the patent in the manner in which the alleged products provide functionality to allow the transitioning from a first video stream to a second video stream. In April, 2008 the Company entered into a license agreement with the Plaintiff and the Plaintiff dismissed the action. The terms of the license were not material to the Company’s operations and results.
     At the beginning of the third quarter of fiscal 2007, the Company received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. Subsequent to August 31, 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, the Company received another notice of assessment regarding this issue, which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This reassessment was for CDN$7.5 million. The Company intends to vigorously defend against the reassessment. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in recorded income tax expense and may adversely affect liquidity. However, the Company believes that the positions taken in its tax returns are correct and estimates the potential loss from the re-reassessment will not have a material impact on its financial condition or results of operations. As of May 31, 2008, no amounts have been accrued.
8. Shareholders’ Equity
Stock option plans
     The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2008	2007	2008	2007

Cost of products	$5	$9	$15	$18
Cost of maintenance and services	2	2	4	4
Sales and marketing	504	311	899	581
Research and development	329	293	536	488
General and administration	1,137	675	1,661	1,207

Total stock-based compensation expense	$1,977	$1,290	$3,115	$2,298

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
     The fair value, estimated using the Black-Scholes Model, of all options granted during the three months ended May 31, 2008 and May 31, 2007, was estimated as of the date of grant using the following weighted average assumptions:

	Three Months Ended
	May 31,
	2008	2007
Expected option life (years)	7	7
Volatility	29.41%	31.33%
Risk free interest rate	3.13%	3.56%
Forfeiture rate	16.50%	16.50%
Dividend yield	Nil	Nil
     As of May 31, 2008, there was $14.0 million of unrecognized compensation cost related to equity incentive plans, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Corel employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

2006 Equity Incentive Plan
     The 2006 Equity Incentive Plan was adopted by the Board of Directors in February 2006. This plan provides for the grant of options to employees and employees of the Company’s subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other stock-based awards (“options”) to the Company’s employees, consultants and directors, and employees, consultants and directors of the Company’s subsidiaries and affiliates. Corel has 4,283,135 remaining common shares authorized for issuance under the 2006 Equity Incentive Plan.
     Option activity under the 2006 Equity Incentive Plan for the three month period ended May 31, 2008 is presented below:

	2006 Equity Incentive Plan
				Weighted
			Weighted Average	Average Grant
	Options		Exercise Price	Date Fair Value

Balance at November 30, 2007	2,714,465		$12.60	$4.66
Granted	120,141		8.96	3.05
Exercised	(1,334)		9.83	5.09
Forfeited	(129,950)		12.72	4.09

Outstanding at February 29, 2008	2,703,322		$12.48	$4.54
Granted	767,790		10.39	3.30
Exercised	(17,088)		6.33	3.75
Forfeited	(155,012)		12.66	4.39

Outstanding at May 31, 2008	3,299,012		$12.02	$4.24

Exercisable at May 31, 2008	784,325		$12.58	$4.09

Weighted average remaining life of the outstanding options	8.78	Years
Total intrinsic value of exercisable options	$494
Weighted average remaining life of the exercisable options	7.35	Years
          During fiscal 2007 the Company issued 110,000 units of restricted stock (“RSU’s”) to senior officers of the Company under the 2006 Equity Incentive Plan. In fiscal 2008, the Company issued a further 17,500 RSU’s to senior officers under this same plan. These units will vest fully if the officers remain with the Company until periods ranging from April 23, 2011 through March 13, 2012. Restricted stock unit activity under the 2006 equity incentive plan, for the three month period ended May 31, 2008 is presented below:

			Weighted
			Average
			Grant Date Fair
	Units		Value

Balance at November 30, 2007 and, February 29, 2008	102,500		$13.26
RSU’s granted	17,500		$10.10
RSU’s converted to common shares	(35,000)		$13.68
RSU’s forfeited	Nil		n/a

Outstanding at May 31, 2008	85,000		$12.43

Exercisable at May 31, 2008	5,000		$13.13

Weighted average remaining life of the outstanding options	9.35	Years
Weighted average remaining life of the exercisable RSU’s	8.90	Years
Total intrinsic value of the exercisable RSU’s	$55

2003 Share Option and Phantom Share Unit Plan
     In the six months ended May 31, 2008, no options were granted as this plan is no longer eligible for grant distribution. Unit activity for the three month period ended May 31, 2008 is presented below:

	The 2003 Plan
				Weighted
			Weighted	Average
			Average	Grant Date
			Exercise	Fair
	Options		Price	Value

Balance, November 30, 2007	813,940		$2.31	$5.86
Exercised	(32,758)		1.17	6.70
Forfeited	(6,749)		11.71	6.06

Outstanding at February 29, 2008	774,433		$2.28	$5.83
Exercised	(89,341)		1.17	5.67
Forfeited	(10,782)		8.38	6.29

Outstanding at May 31, 2008	674,310		$2.33	$5.84

Exercisable at May 31, 2008	581,792		$1.93	$5.53

Weighted average remaining life of the outstanding options	6.54	Years
Total intrinsic value of exercisable options	$5,366
Weighted average remaining life of the exercisable options	6.45	Years
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
     A summary of restructuring activities related to the acquisition of InterVideo that are accrued as of February 29, 2008 is as follows:

		Costs of
		Closing
	Termination	Redundant
	Benefits	Facilities
Balance accrued as of December 1, 2007	$19	$681
Activity during three months ended February 29, 2008
Cash payments	(19)	(54)

Balance accrued as of February 29, 2008	nil	627
Activity during three months ended May 31, 2008
Cash payments	—	(46)
Change in estimates	—	(396)

Balance accrued as of May 31, 2008	$ nil	$185

     Any further changes in estimates related to the InterVideo Plan will result in a charge to earnings. During the second quarter of fiscal 2008, the Company realized a $396 benefit associated with entering a new sublease agreement, which has been charged to operating expenses
Other Restructuring Plans
     In the fourth quarter of fiscal 2007, management adopted a restructuring plan (“Digital Media Plan”) to centralize much of the Company’s Digital Media operations in Greater China and Fremont, California. Additionally, further changes have been made to staff to align and balance our global teams. This resulted in the planned closure of the Company’s Minneapolis location in fiscal 2008 as well as the termination of certain individuals. The total costs that will arise from the Digital Media Plan are estimated to be $1,835. During the second quarter of fiscal 2008, $210 of termination benefits were expensed related to certain individuals who were retained by the Company through this date.
     In the second quarter of fiscal 2008, the Company continued its global restructuring plan, largely focused on centralizing our research and development activities, as well as some administrative activities. The total costs that will arise from this plan are estimated to be $484. Of these costs, $97, which relates to certain individuals who will be retained by the Company beyond May 31, 2008, will be expensed in future periods.
          In the second quarter of fiscal 2008, the Company revised its estimates for the closure of facilities, as a result of activities which were planned to be completed by external consultants that were ultimately completed internally.
     As of May 31, 2008, all of the headcount reductions have been identified and the effected employees have been notified. All facility closures have been identified and completed. Any changes from our initial estimates will be recorded against fiscal 2008 earnings.
     A summary of our restructuring activities, that are accrued as of February 29, 2008 is as follows:

		Costs of
		Closing
	Termination	Redundant
	Benefits	Facilities
Balance accrued as of December 1, 2007	$1,184	$263
Activity during three months ended February 29, 2008
Additional restructuring charges	464	—
Changes in estimates	(256)	(30)
Cash payments	(632)	—

Balance accrued as of February 29, 2008	760	233
Activity during three months ended May 31, 2008
Additional restructuring charges	596	6
Change in estimates	(9)	(146)
Cash payments	(935)	(18)

Balance accrued as of May 31, 2008	$412	$75

10. Earnings (Loss) per Share
          For the three months ending May 31, 2007 and May 31, 2008, and the six months ending May 31, 2008, the dilutive impact of the outstanding options for common shares was 467,000, 695,231, and 662,033, respectively. The impact of the potential exercise of Corel options is anti-dilutive for the six month period ending May 31, 2007. Potentially dilutive instruments relating to the six month period ended May 31, 2007, were 3,216,000 options for common shares.

11. Change in Operating Assets and Liabilities

	Three months ended		Six months ended
	May 31		May 31
	2008	2007	2008	2007

Accounts receivable	$606	$(4,779)	$10,210	$10,879
Inventory	(74)	482	(203)	1,222
Prepaids and other current assets	(513)	(255)	(1,174)	35
Accounts payable and accrued liabilities	(831)	(7,241)	(10,043)	(8,113)
Due to related parties	—	—		(167)
Accrued interest	1	64	(11)	86
Taxes payable	(264)	(352)	598	1,249
Deferred revenue	(1,233)	(781)	(3,077)	(2,125)

Total change in operating assets and liabilities	$(2,308)	$(12,862)	$(3,700)	$3,066

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
Revenues by product and region are disclosed in the following table:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

By product category:
Graphics and Productivity	$38,497	$34,517	$75,444	$68,582
Digital Media	28,547	30,515	57,144	49,084

	$67,044	$65,032	$132,588	$117,666

By geographic region:
Americas
Canada	$1,133	$4,377	$3,041	$4,947
United States	30,172	27,475	57,803	52,910
Other	1,488	1,163	2,846	2,351
Europe, Middle East, Africa (EMEA)	19,564	17,108	40,577	34,766
Asia Pacific (APAC)
Japan	10,621	9,904	20,867	14,376
Other	4,066	5,005	7,454	8,316

	$67,044	$65,032	$132,588	$117,666

13. Expenses Associated with Special Committee Review
     On March 28, 2008 the Company received an unsolicited proposal from Corel Holdings, L.P. (which is controlled by an affiliate of Vector Capital Corporation) (“CHLP”), the holder of approximately 69% of the Company’s outstanding common shares. CHLP has proposed to make an offer to acquire all of Company’s outstanding common shares not currently held by CHLP at a price of US$11.00 cash per share. CHLP indicated that any such offer would be conditional upon, among other things, satisfactory confirmatory due diligence and the Company’s existing credit facility remaining in place following the consummation of any transaction.
     The Board of Directors of the Company formed a Special Committee of the Board, which continues to assist it in evaluating and responding to the CHLP proposal. In addition, the Special Committee is undertaking a process to evaluate other strategic alternatives to maximize value for all shareholders. There can be no assurance that any transaction with CHLP or any other party will be consummated.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
     Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this filing (including in the section entitled “Risk Factors”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. Forward-looking statements are based on estimates and assumptions made by Corel in light of its experience of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. However, many factors could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including, without limitation, the following factors:
•	the pending proposed offer from CHLP and the evaluation of the strategic alternatives by the Special Committee create additional expenses and uncertainty which could affect our ability to retain customers and employees, either of which could adversely affect our operations and results. There can be no assurance that any transaction with CHLP or any other party will be consummated.

•	we face competition from companies with significant competitive advantages, such as significantly greater market share and resources;

•	many of our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth. Accordingly, we must develop new products, successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	we rely on relationships with a small number of strategic partners and these relationships can be modified or effectively terminated at any time without our approval;

•	we face potential claims from third parties who may hold patent and other intellectual property rights which purport to cover various aspects of our products and from certain of our customers who may be entitled to indemnification from us in respect of potential claims they may receive from third parties related to their use or distribution of our products;

•	our acquisition strategy may fail for various reasons, including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses;

•	we have higher levels of indebtedness following the InterVideo acquisition, including term loan debt of $157.2 million as of May 31, 2008, which could have important consequences for our business such as limiting our ability to make further significant acquisitions;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors; and

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply.

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
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and six month periods ended May 31, 2008. All amounts are in United States dollars, except as otherwise noted.
BACKGROUND
          We are a leading global packaged software company with an estimated installed base of over 100 million active users in over 75 countries. We provide high quality, affordable and easy-to-use Graphics and Productivity and Digital Media software. Our products enjoy a favorable market position among value-conscious consumers and small businesses benefiting from the widespread, global adoption of personal computers, or PCs, and digital capture devices. The functional departments within large companies and governmental organizations are also attracted to the industry-specific features and technical capabilities of our software. Our products are sold through a scalable distribution platform comprised of Original Equipment Manufacturers (“OEMs”), our global e-Stores, and our international network of resellers and retail vendors. We have broad geographic representation with dedicated sales and marketing teams based in the Americas, EMEA, and APAC. Our product portfolio includes well-established, globally recognized brands.
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
Digital Media
          Our Digital Media products are classified as Digital Imaging and Digital Video. Our Digital Imaging products include Corel Paint Shop Pro Photo , Corel MediaOne, Corel Photo Album, and PhotoImpact. Corel Paint Shop Pro Photo is a digital image editing and management application used by novice and professional photographers and photo editors. Corel MediaOne, is a multimedia software program for organizing and enhancing photos and video clips. Corel Photo Album allows users to store, organize, share and manage their digital photograph collections. PhotoImpact is image editing software, which combines easy-to-use photo editing, photo projects and digital art. Our Digital Video products include WinDVD, VideoStudio, DVD Movie Factory, and DVD Copy. WinDVD is the world’s leading software for DVD, video and Blu-ray Disc playback on PC’s with over 200 millions units shipped worldwide. VideoStudio is our video editing and DVD authoring software for users who want to produce professional-looking videos, slideshows and DVDs. DVD Movie Factory is a consumer DVD authoring software. DVD Copy is an application that copies and backs up DVDs and CDs in multiple device formats.

OVERVIEW OF THE QUARTER
Operating Performance
     Revenue was $67.0 million, up 3.1% year over year. The revenue growth of $2.0 million is due to the increased revenues in our Graphics and Productivity group of products by $4.0 million, offset by a decline in our Digital Media growth of products of $2.0 million. The increase in Graphics and Productivity is led by our CorelDRAW, WinZip, iGrafx, and WordPerfect products. The decrease in the Digital Media group of products is driven primarily by a decrease in sales from our Digital Video products and from Corel Photo Album. The decrease in Digital Video sales is due to a decline in WinDVD Creator / DVD Movie Factory, partially offset by revenue gains in Instant On and WinDVD.
     Our net income for the second quarter of fiscal 2008 was $930,000, or $0.04 per share, compared to net income of $2.3 million, or $0.09 per share in the second quarter of 2007. Non-GAAP Adjusted EBITDA was $14.9 million and cash flow from operations was $6.8 million in the quarter compared to non-GAAP adjusted EBITDA of $15.2 million and cash used by operations of $3.2 in the second quarter of 2007.
RESULTS OF OPERATIONS
Three and Six Months ended May 31, 2008 and May 31, 2007
Revenues

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
	(unaudited)

Product	$60,249	$59,553	1.2%	$119,611	$106,857	11.9%
As a percent of revenue	89.9%	91.6%		90.2%	90.8%
Maintenance and services	6,795	5,479	24.0%	12,977	10,809	20.1%
As a percent of revenue	10.1%	8.4%		9.8%	9.2%
Total	67,044	65,032	3.1%	132,588	117,666	12.7%
     Total revenues for the three month period ended May 31, 2008 increased by 3.1% to $67.0 million from $65.0 million for the three months ended May 31, 2007. This increase of $2.0 million is attributable to the $4.0 million revenue growth in Graphics and Productivity products offset by the $2.0 million decrease in Digital Media Products. Total revenues for the six month period ended May 31, 2008 increased by 12.7% to $132.6 million from $117.7 million for the six months ended May 31, 2008. Of this increase, $8.1 million was attributable to our Digital Media products. This increase is largely due to the fact that the company was unable to record OEM revenue of approximately $11.8 million on acquired Digital Media products in the first quarter of fiscal 2007, due to acquisition accounting standards. This increase was offset by declines in our Corel Photo Album revenues of $2.3 million over the six month period, and declines in our WinDVD Creator and DVD Movie Factory products. Our Graphics and Productivity revenue increased by $6.9 million or 10.0%, led by growth in our WinZip, iGrafx, CorelDRAW and Painter products.
     Product revenues for the three and six months ended May 31, 2008 increased by 1.2% and 11.9%, to $60.2 million and $119.6 million, respectively, from $59.6 and $106.9 million for the three and six months ended May 31, 2008. The largest driver of this increase was the comparable OEM revenue that was not recorded in the first quarter of fiscal 2007 due to acquisition accounting standards. The remaining increase in product revenues was driven by the continued growth of our Graphics and Productivity products with increases in product revenue from our CorelDRAW, WinZip, iGrafx, and Corel Painter, partially offset by lower revenues from from Corel Photo Album and an overall decline in Digital Video products.
     Maintenance and services revenues increased by 24.0% to $6.8 million for the three month period ended May 31, 2008 and by 20.1% to $13.0 million for the six months ended May 31, 2008. This increase is largely attributable to increased sales of WinZip’s maintenance program.

Total Revenues by Product Group

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
	(unaudited)

Graphics and Productivity	$38,497	$34,517	11.5%	$75,444	$68,582	10.0%
As a percent of revenue	57.4%	53.1%		56.9%	58.3%
Digital Media	28,547	30,515	(6.5%)	57,144	49,084	16.4%
As a percent of revenue	42.6%	46.9%		43.1%	41.7%
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

	Current	Quarter of	Quarter of
	Version	Current Release	Prior Release

Product
Graphics and Productivity:
CorelDRAW Graphics Suite	14	Q1 2008	Q1 2006
Corel Painter	10	Q1 2007	Q4 2004
Corel Designer Technical Suite	12	Q2 2005	Q3 2003
WinZip	11	Q4 2006	Q4 2005
iGrafx FlowCharter	12	Q2 2007	Q1 2006
WordPerfect Office Suite	14	Q2 2008	Q1 2006
Digital Media
Paint Shop Pro Photo	12	Q4 2007	Q4 2006
MediaOne	2	Q4 2007	Q4 2006
WinDVD	9	Q1 2008	Q4 2006
VideoStudio	11	Q2 2007	Q2 2006
DVD Movie Factory	6	Q1 2007	Q1 2006
DVD Copy	6	Q1 2008	Q3 2006
PhotoImpact	13	Q1 2008	Q3 2006
     Graphics and Productivity revenues increased by $4.0 million or 11.5% to $38.5 million in the second quarter of fiscal 2008 from $34.5 million in the second quarter of fiscal 2007, and increased by $6.9 million or 10.0% to $75.4 million for the six month period ending May 31, 2008 as compared to the six month period ending May 31, 2007. This was driven by increased revenue from CorelDRAW, WinZip and iGrafx, which was partially offset by lower revenues from WordPerfect in the first quarter of fiscal 2008. Revenue growth from CorelDRAW is largely attributable to our EMEA market, where we have increased sales from the launch of CorelDRAW Graphics Suite X4 in February 2008; we have also experienced growth in APAC and North America due to this launch. Revenues from our WinZip products have grown significantly due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more targeted in-product messaging. The increase in iGrafx revenues is attributable to additional marketing and promotional initiatives targeted at enterprise users. While we have experienced a decline in revenues from WordPerfect for the six months ending May 31, 2008, we have experienced growth in the second quarter of fiscal 2008 due to new sales initiatives associated with the launch of WordPerfect Office Suite X4 in the second quarter.

     Digital Media revenues decreased by $2.0 million or 6.5% to $28.5 million in the second quarter of fiscal 2008 from $30.5 million in the second quarter of fiscal 2007, and increased by $8.1 million or 16.4% to $57.1 million for the six months ending May 31, 2008. The $2.0 million decline in the second quarter for the Digital Media group of products is driven by a $0.8 million decrease in Corel Photo Album, and a decrease in Digital Video products of $0.6 million. Photo Album, WinDVD Creator / DVD Movie Factory revenue declined primarily due to changes in OEM partners, which was partially offset by gains from Instant On and WinDVD. The decrease in WinDVD Creator / DVD Movie Factory is due to decreased sales in APAC, caused by one of our significant OEM distributors creating an in house alternative, and in EMEA due to the loss of a key distributor. The increase in Instant On, is due to increased distribution by one of our significant OEM distributors in the Asia Pacific. The increase in WinDVD sales is due to increased sales in the Americas from some of our key OEM distributors, partially offset by lost sales due to an in house alternative created by a significant OEM. Revenues from Paint Shop Pro Photo have remained steady in the period with growth in APAC and in EMEA regions offset by a decline in the Americas. The revenue growth for the six months ending May 31, 2008 is largely attributable to the $11.8 million of OEM revenue, which we were unable to recognize in the first quarter of fiscal 2007, due to acquisition accounting standards associated with the acquisition of InterVideo.
Total Revenues by Region

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
	(unaudited)

Americas	$32,793	$33,015	(0.7%)	$63,690	$60,208	5.8%
As a percent of revenue	48.9%	50.8%		48.0%	51.2%
EMEA	19,564	17,108	14.4%	40,577	34,766	16.7%
As a percent of revenue	29.2%	26.3%		30.6%	29.5%
APAC	14,687	14,909	(1.5%)	28,321	22,692	24.8%
As a percent of revenue	21.9%	22.9%		21.4%	19.3%
     Revenues in the Americas decreased by 0.7% to $32.8 million in the second quarter of fiscal 2008 compared to $33.0 million in the second quarter of fiscal 2007. For the six months ended May 31, 2008 revenues increased by 5.8% to $63.7 million as compared to revenues for the period ending May 31, 2007. In the current quarter, Corel experienced growth in Digital Video products, CorelDRAW, and iGrafx, which was offset by declines in Corel Photo Album, Paint Shop Pro Photo and WinZip. The growth in Digital Video products was largely due to new arrangements with two significant OEM suppliers which increased the distribution of WinDVD. CorelDRAW revenues increased due to launches of CorelDRAW Graphics Suite X4 in the first quarter of fiscal 2008, and the launch of Deco Studio in the second quarter of fiscal 2008. iGrafx revenues increased due to increased billings as the product continues to build its enterprise level business. The decline in Photo Album revenue and Paint Shop Pro Photo is due to changes in an agreement with a significant OEM partner. The decline in WinZip is attributable to lower internet license sales. The increase of $4.2 million for the six month period was principally driven by the inability to recognize certain OEM revenue in the first quarter of fiscal 2007 related to the InterVideo acquisition.
     Revenues in EMEA increased by 14.4% to $19.6 million in the second quarter of fiscal 2008 from $17.1 million in the second quarter of fiscal 2007, and increased by 16.7% to $40.6 million in the first six months of fiscal 2008 from $34.8 million in the first six months of fiscal 2007. The revenue growth in this region is driven by increased revenue from CorelDRAW, WinZip, and iGrafx, offset by declines in Digital Video products and Corel Photo Album. In February 2008 we launched CorelDRAW Graphics Suite X4, which along with the upward trend prior to the launch, and further expansion into the Eastern European markets has further driven the increase in CorelDRAW revenue. The increase in WinZip is due to increased internet license sales and the release of new language versions during the past year. The increase in iGrafx is due to the continued growth at the enterprise business level. The decline in Photo Album revenue is due to changes in an agreement with a significant OEM partner. There have been slow Digital Video product sales in this region, primarily with DVD Creator, due to the loss of a key distributor in the region.
     APAC revenues decreased by 1.5% to $14.7 million in the second quarter of fiscal 2008 and increased by 24.8% to $28.3 million in the first six months of fiscal 2007. In the second quarter there was a decline in revenues from Digital Video products and iGrafx, offset by revenue growth in Paint Shop Pro Photo and CorelDRAW. The decline in Digital Video is attributable to one significant

OEM customer using in-house products to replace WinDVD Creator, WinDVD Movie Factory and WinDVD. This was offset by a revenue increase from Instant On due to increased distribution by a significant OEM customer, The decline in iGrafx was due to the exceptionally strong second quarter of fiscal 2007; when this product was pushed to the large businesses to meet Japanese financial control compliance guidelines, which were enacted in 2007. The increase in revenues from Paint Shop Pro Photo and CorelDRAW are driven by the ongoing benefits from the launch of Paint Shop Pro X2 in the fourth quarter of fiscal 2007, and the launch of CorelDRAW Graphics Suite X4 in the first quarter of fiscal 2008. The increase in revenues for the six month period ending May 31, 2008 relates to the $5.4 million growth in revenue from Digital Video products in the first quarter of fiscal 2008, due to inability to recognize certain OEM revenue in the first quarter of fiscal 2007 after the InterVideo acquisition.
Cost of Revenues

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
	(unaudited)

Cost of product	$14,008	$14,010	(0.1%)	$29,235	$22,523	29.8%
As a percent of product revenue	23.3%	23.5%		24.4%	21.1%
Cost of maintenance and services	132	221	(40.3%)	299	419	(28.6%)
As a percent of maintenance and service revenue	1.9%	4.0%		2.3%	3.9%
Amortization of intangible assets	6,418	6,373	0.7%	12,832	12,130	5.8%
As a percent of revenue	9.6%	9.8%		9.7%	10.3%
     Cost of Product Revenues. Cost of product revenues remained steady at $14.0 million as compared to the second quarter of fiscal 2007. The costs of products as a percentage of revenue have held steady due to the $1.7 million reduction of a royalty contingency that had been established in connection with the acquisition of InterVideo. Without this $1.7 million reduction, our cost of products would have increased over the second quarter of fiscal 2007, due to a change in the mix within the Digital Video product line where we have experienced a shift in revenue from our higher margin products to our lower margin products. The cost of product revenues has increased by 29.8% to $29.2 million from $22.5 million for the six months ending May 31, 2008. As a percentage of product revenues, cost of product revenues increased to 24.4% from 21.1% for the six months ended May 31, 2008, respectively. The increase in the six month period is largely attributable to the change in our product mix in the first quarter of fiscal 2008 from Productivity and Graphics products to Digital Video products in this period.. Digital Video carries a larger cost of product, both historically and in this quarter, resulting in a lower gross margin on Digital Video products compared to Graphics and Productivity products.
     Cost of Maintenance and Services Revenues. Cost of maintenance and services revenues decreased to 1.9% of related revenues in the second quarter of fiscal 2008 compared to 4.0% in the second quarter of fiscal 2007. For the six months ended May 31, 2008, costs as a portion of related revenues decreased to 2.3% from 3.9% in the comparable prior period, and is primarily attributable to WinZip’s higher maintenance revenues and the limited incremental costs to provide such revenue.
     Amortization of Intangible Assets. Amortization of intangible assets has remained steady at $6.4 million during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. The increase of 5.8% to 12.8 million from 12.1 million in the six months ending May 31, 2008 is due to the fact that intangibles acquired in the purchase of InterVideo in fiscal 2007 have been amortized for the entire six month period ending May 31, 2008. In fiscal 2007, no amortization was recorded from the stub period of December 1, 2006 through the date of acquisition of December 12, 2006.
Operating Expenses
          During the first quarter of fiscal 2008, we have re-classified some of our operating expenses related to our Information Technology group, so that costs of certain employees were better aligned with the functions they performed. As a result, for the three months ended May 31, 2007, we have reduced our general and administrative costs by $612,000, increased our sales marketing costs by $223,000, increased our research and development costs by $373,000, and increased our cost of products sold by $16, 000. For the six months ended May 31, 2007 we have reduced our general and administrative costs by $1.0 million, increased our sales marketing costs by $394,000, increased our research and development costs by $625,000, and increased our cost of products sold by $26,000.

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
	(unaudited)

Sales and marketing	$20,748	$17,715	17.1%	$40,432	$34,990	16.6%
As a percent of revenue	30.9%	27.2%		30.5%	29.7%
Research and development	11,716	11,070	5.8%	23,807	22,666	5.0%
As a percent of revenue	17.5%	17.0%		18.1%	19.3%
General and administrative	8,640	8,575	0.8%	17,451	17,237	1.2%
As a percent of revenue	12.9%	13.2%		12.9%	14.6%
Restructuring	447	—	n/a	625	—	n/a
As a percent of revenue	0.7%	0.0%		0.5%	0.0%
Acquired in-process research and development	—	—	n/a	—	7,831	(100.0%)
As a percent of revenue	0.0%	0.0%		0.0%	6.7%
InterVideo integration expenses	—	860	0.0%	—	1,645	(100.0%)
As a percent of revenue	0.0%	1.3%		0.0%	1.4%
     Sales and Marketing. Sales and marketing expenses increased by 17.1% to $20.7 million in the second quarter of fiscal 2008 as compared to $17.7 million in the second quarter of fiscal 2007. For this quarter, sales and marketing expenses as a percentage of revenue increased to 30.9%, as compared to 27.2% for the prior period. Sales and marketing expenses increased by 16.6% to $40.4 million for the six months ended May 31, 2008, as compared to $35.0 million for the six months ended May 31, 2007 and increased as a percentage of revenue from 29.7% to 30.5%. The increase in sales and marketing expenses is as a result of additional headcount in our sales and marketing force as we continue to expand our marketing efforts in non-traditional international markets and in EMEA as well as the launch of WordPerfect Office Suite X4 and CorelDRAW Graphics Suite X4. The Company has also focused on further marketing of our Digital Media products.
     Research and Development. Research and development expenses increased by 5.8% and 5.0% to $11.7 million and $23.8 million in the three and six months ended May 31, 2008, respectively, as compared to $11.1 million and $22.7 million in three and six months ended May 31, 2007. As a percentage of total revenues, research and development expenses increased to 17.5% from 17.0% in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. The increase in expenditures is related to the impact of our Digital Video research and development personnel being with the Company for the entire first quarter of fiscal 2008, and increased payroll costs related to our Canadian staff resulting from the significant strengthening of the Canadian Dollar versus the US Dollar from the same period last year. There are also additional facility charges and stock compensation expense during the second quarter of fiscal 2008.
     General and Administration. General and administration expenses increased slightly to $8.6 million and $17.5 million in the three and six months ended May 31, 2008, respectively, from $8.6 million and $17.2 million for the three and six months ended May 31, 2007. As a percentage of total revenues, general and administration expenses decreased slightly to 12.9% in the second quarter of fiscal 2008, from 13.2% in the second quarter of fiscal 2007. In the second quarter of fiscal 2008, there was an increase in the amount of stock compensation expense due to the accelerated vesting of options, which primarily pertains to our former Chief Executive Officer. Furthermore, costs have increased due to the strengthening of the Canadian Dollar versus the US Dollar, which impacts our expenses related to employees at our head office in Ottawa. These increases were offset by lower facility charges and the impact of restructuring and integration activities previously undertaken in fiscal 2007, reducing our costs in fiscal 2008.
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
     InterVideo Integration Expense: Our integration activities related to the InterVideo acquisition ceased at the end of fiscal 2007. In the first six months of fiscal 2007, integration costs relating to the acquisition of InterVideo totaling $1.6 million were recorded. These costs related to the integration of the InterVideo business into our existing operations, including travel costs, retention bonuses and other incremental costs for Corel employees who worked on the integration planning process.
     Restructuring Expense: We recorded $447,000 of restructuring expenses during the three months ended May 31, 2008, and $625,000 in the six months ended May 31, 2008, related to restructuring plans adopted in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008, to centralize much of the Company’s Digital Media operations in Greater China and Fremont, California. Additionally, further changes were made to staff to align and balance our global teams. This has resulted in the closure of the Company’s Minneapolis location at the end of the second quarter as well as the termination of certain individuals. We expect to have some cost savings in future periods as a result of this centralization of staff and facilities.
Other Expenses (Income)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
	(dollars in thousands)
	(unaudited)

Interest expense, Net	2,933	3,718	7,221	7,639
Amortization of deferred financing fees	270	269	540	534
Expenses associated with Special Committee review	705	—	705	—
Other non-operating (income) expenses	102	479	(1,362)	(153)

Total Other Expenses (Income)	4,010	4,466	$7,094	$8,020

     Interest Expense, Net. Net interest expense decreased by $785,000 in the second quarter of fiscal 2008 from $3.7 million in the second quarter of fiscal 2007, and decreased by $418,000 for the six months ending May 31, 2008, as compared to the prior year. The decrease is due to the reduction in the utilized credit line facility during the period and the $123,000 increase in our gain on our unhedged interest swaps to $512,000 in the second quarter of fiscal 2008. During the first six months of fiscal 2007 our credit line facility, which is now fully paid off, was as high as $43.0 million.
     Amortization of Deferred Financing Fees. Amortization of deferred financing fees of $270,000 in the second quarter of fiscal 2008 was consistent with the second quarter of fiscal 2007, as there have been no new credit facilities during the period.
     Expenses associated with Special Committee review: On March 28, 2008 the Company received an unsolicited proposal from Corel Holdings, L.P. (which is controlled by an affiliate of Vector Capital Corporation) (“CHLP”), the holder of approximately 69% of the Company’s outstanding common shares. CHLP has proposed to make an offer to acquire all of Company’s outstanding common shares not currently held by CHLP at a price of US$11.00 cash per share. CHLP indicated that any such offer would be conditional upon, among other things, satisfactory confirmatory due diligence and the Company’s existing credit facility remaining in place following the consummation of any transaction.
     The Board of Directors of the Company formed a Special Committee of the Board, which continues to assist it in evaluating and responding to the CHLP proposal. In addition, the Special Committee is undertaking a process to evaluate other strategic alternatives to maximize value for all shareholders. There can be no assurance that any transaction with CHLP or any other party will be consummated.
     As of May 31, 2008, this proposal is still being evaluated by a Special Committee of the board, and as such there will be further costs in the third quarter of fiscal 2008.
     Other Non-Operating (Income) and Expenses: Non-operating expenses decreased by $377,000 to $102,000 in the second quarter of fiscal 2008 from $479,000 in the second quarter of fiscal 2007. Other non-operating income also increased by $1.2 million for the six months ended May 31, 2008 as compared to the six months ended May 31, 2007. The increase is primarily related to the gain on sale of a long-term income investment of $822,000. The remaining increase is generally comprised of favorable foreign currency exchange gains relating mostly to the weakening of the US Dollar versus the Canadian Dollar and the Euro.
     Income Tax Recovery
     For the three and six months ended May 31, 2008, we recorded a tax recovery of $5,000 and $97,000 on income before income taxes of $925,000 and $803,000, respectively. The current tax provision was $1.2 million and $2.4 million, respectively, for the three and six month periods ended May 31, 2008, which relates mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery of $1.2 million and $2.5 million, for the three and six month periods, which is related to the amortization of the intellectual property acquired with InterVideo which has a tax basis of $nil.
     For the three months ended May 31, 2007, we recorded a tax recovery of $587,000 on income before income taxes of $1.7 million. This recovery reflected foreign withholding taxes plus provisions for income taxes for subsidiaries that had taxable income in the quarter, offset by a reduction in the deferred income tax liability related to the amortization of intangible assets recorded on the acquisition of InterVideo. In the second quarter of fiscal 2007, we increased the valuation allowance to fully provide for tax losses realized by other subsidiaries.
     At the beginning of the third quarter of fiscal 2007, we received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. In September 2007, we received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, we received another notice of assessment regarding this issue, which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This reassessment was for CDN$7.5 million. We intend to vigorously defend against the reassessment. While management believes that we have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in recorded income tax expense and may adversely affect liquidity. However, we believe that the positions taken in our tax returns are correct and estimates the potential loss from the re-reassessment will not have a material impact on its financial condition or results of operations. As of May 31, 2008, no amounts have been accrued.
FINANCIAL CONDITION
     Working Capital
     Our working capital deficiency at May 31, 2008 was $19.8 million, an increase of $4.6 million from the November 30, 2007 working capital deficiency of $15.2 million. The increased working capital deficiency is primarily due to the additional current liability of $17.0, which is offset by the operating cash flows we have generated of $13.3 million for the six months ended May 31, 2008.
     The Company expects to continue generating positive cash flows from operations over the next 12 months. In February 2009, the Company is required to make a cash sweep payment against its term loan payable based on excess cash flow, as defined in the Company’s credit facility agreement, that is estimated to be approximately $17.0 million. We expect to use the cash flows from operations to meet this obligation.
     Liquidity and Capital Resources
     As of May 31, 2008, our principal sources of liquidity are cash and cash equivalents of $33.4 million and trade accounts receivable of $28.8 million. As a part of our senior credit facility, we also entered into a five-year $75.0 million revolving line of credit facility, of which the entire balance is unused as at May 31, 2008.
     Cash provided by operations increased by $10.1 million to $6.9 million for the three months ended May 31, 2008, and decreased by $1.9 million to $13.3 million for the six months ended May 31, 2008. The changes to our net operating assets in this quarter, is largely due to the timing of certain cash receipts from significant OEM’s, offset by our payments on royalty obligations.
     Cash used by financing activities decreased by $8.6 million to $0.4 million for the three months ended May 31, 2008 compared to the cash used by financing activities of $9.0 million for the three month period ended May 31, 2007. The decrease in cash used by financing relates to the net repayment of $10.0 million on our operating line of credit during the prior period. This was offset by a reduction in proceeds from stock compensation exercises of $1.2 million as many of the terminated InterVideo employees exercised their options in the second quarter of fiscal 2007. Cash provided by financing activities decreased by $84.1 million to cash used by financing of $1.1 million for the six month period ending May 31, 2008 as compared to the cash provided of $83.0 million for the similar period in the prior fiscal year. This decrease is largely due to an additional term loan of $70.0 million obtained in conjunction with the acquisition of InterVideo and net draws from our operating line of credit of $13.0 million.

     Cash used in investing activities was $3.3 million in the six months ended May 31, 2008, a significant decrease over the cash used of $121.9 million in the six months ended May 31, 2007. This reduced cash outlay is due to the purchase of InterVideo on December 12, 2006, and the remaining interest in Ulead on December 28, 2006 for $121.2 million. Cash used in investing activities increased by $471,000 to $1.9 million for the three months ending May 31, 2008, as compared to the cash used of $1.4 million in the similar period ending May 31, 2007. This includes additional capital asset acquisitions of $1.2 million in the period, related to computer hardware.
Adjusted EBITDA
     Adjusted EBITDA was $14.9 million in the second quarter of fiscal 2008 compared to $15.2 million in the second quarter of fiscal 2007. For the six months ending May 31, 2007, adjusted EBITDA was $28.2 million compared to $24.0 million for the six months ending May 31, 2007.
     Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. As of May 31, 2008 we were in compliance with all debt covenants. This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For the three months ended May 31, 2008 and May 31, 2007, we had cash flow from operations of $6.9 million and cash used by operations of $3.2 million, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Cash flow provided by / (used in) operations	$6,910	$(3,216)	$13,317	$15,224
Change in operating assets and liabilities	2,308	12,862	3,700	(3,066)
Interest expenses, net	2,933	3,718	7,221	7,639
Income tax provision	(5)	(587)	(97)	(232)
Deferred income taxes	1,233	1,280	2,467	2,315
Provision for bad debts	(129)	(49)	(233)	(65)
Unrealized foreign exchange losses on forward contracts	—	—	—	(35)
Gain (loss) on interest rate swap	512	391	(243)	582
Loss on disposal of fixed assets	(6)	(54)	(48)	(54)
Gain on sale of investments	—	—	822	—
InterVideo integration costs	—	860	—	1,645
Restructuring costs	447	—	625	—
Expenses associated with Special Committee review	705	—	705	—

Adjusted EBITDA	$14,908	$15,205	$28,236	$23,953

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
     Given the amount of debt that we have, if lending rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense would change by $336,000 or each 0.5% change in interest rates, based on debt outstanding as of May 31, 2008. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and related future cash outflows. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
     As of May 31, 2008, our interest rate swaps convert an aggregate notional principal amount of $134.5 million (or approximately 85% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 8.19% to 9.49%. Of our interest rate swaps, $44.5 million are not designated as hedging instruments. During the second quarter of fiscal 2008, we have recorded a gain of $512,000 as a result of recording these interest rate swaps at fair value. On our $90.0 million of interest rate swaps designated as effective hedging instruments under FAS 133, we have recorded a gain of $2.9 million in other comprehensive income during the second quarter of fiscal 2008.
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
     We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in U.S. and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of May 31, 2008 and May 31, 2007 we did not have any forward exchange contracts outstanding. However, we have used U.S Dollar foreign exchange contracts during fiscal 2008, and intend to continue using such contracts into the future.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

          At May 31, 2008, we were a defendant in Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al, an ongoing patent infringement proceeding.. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of U.S. Patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; and 6,141,491 issued October 31, 2000. JVC alleges certain Corel video playback applications infringe the patents. We believe that we have meritorious defenses to JVC’s claims and intend to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain.
          During the second quarter we resolved the Simon Systems (“Simon”) v. Corel Corporation patent infringement proceeding. Simon filed patent infringement action on September 24, 2007, against the Company in the United States District Court for the District of Maryland (Southern Division), alleging infringement of U.S. Patent 5,559,562, issued on September 24, 1996. Simon alleged certain Corel video editing applications infringed the patent in the manner in which the alleged products provide functionality to allow the transitioning from a first video stream to a second video stream. In April, 2008 we entered into a license agreement with the Plaintiff and the Plaintiff dismissed the action. The terms of the license were not material to oue operations and results.
Item 1A. Risk Factors
     The risk factors set forth in the section entitled “Risk Factors” in our Form 10-K for the period ending November 30, 2007 (File No. 000-20562), are incorporated by reference into this quarterly report.
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

Date: July 3, 2008