Form 10-Q
period 2008-08-31
COREL CORP
filed 2008-10-03
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2008

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of September 22, 2008 was 25,811,593

PART I. FINANCIAL INFORMATION	4
Item 1. Unaudited Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	30
Item 6. Exhibits	30
SIGNATURE	30
EX-31.1: CERTIFICATIONS
EX-31.2: CERTIFICATIONS
EX-32.1: CERTIFICATIONS
EX-32.2: CERTIFICATIONS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

COREL CORPORATION
Form 10-Q
For the Quarter Ended August 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of U.S. dollars or shares)
(Unaudited)

		August 31,	November 30,
	Note	2008	2007
Assets
Current assets:
Cash and cash equivalents		$37,137	$24,615
Restricted cash		159	217
Accounts receivable
Trade, net of allowances for doubtful accounts of $1,033 and $1,366, respectively		28,485	41,092
Other		3,236	118
Inventory	3	1,260	729
Income taxes recoverable	4	1,760	1,470
Prepaids and other current assets		3,279	3,276

Total current assets		75,316	71,517
Capital assets		9,920	8,971
Intangible assets		72,925	92,010
Goodwill		88,643	88,643
Deferred financing and other long-term assets		5,419	5,696

Total assets		$252,223	$266,837

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities		$54,569	$67,290
Income taxes payable	4	1,464	723
Deferred revenue		12,588	15,707
Current portion of long-term debt	5	16,595	2,249
Current portion of obligation under capital leases		708	767

Total current liabilities		85,924	86,736
Deferred revenue		2,236	2,365
Deferred income tax liability	4	17,054	20,754
Obligation under capital leases		1,302	2,114
Income taxes payable		13,139	11,693
Accrued pension benefit obligation	6	1,075	1,116
Long-term debt	5	140,163	156,359

Total liabilities		260,893	281,137

Commitments and contingencies	7
Shareholders’ deficit
Share capital:
Common Shares (par value: none; authorized: unlimited; issued and outstanding: 25,811 and 25,457 shares, respectively)	8	44,042	40,652
Additional paid-in capital	8	7,970	5,926
Accumulated other comprehensive loss		(2,071)	(721)
Deficit	4	(58,611)	(60,157)

Total shareholders’ deficit		(8,670)	(14,300)

Total liabilities and shareholders’ deficit		$252,223	$266,837

See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		August 31,		August 31,
	Note	2008	2007	2008	2007
Revenues
Product		$59,725	$55,018	$179,336	$161,875
Maintenance and services		6,503	5,352	19,480	16,161

Total revenues	12	66,228	60,370	198,816	178,036

Cost of revenues
Cost of products		15,218	12,167	44,453	34,690
Cost of maintenance and services		113	244	412	663
Amortization of intangible assets		6,418	6,925	19,250	19,055

Total cost of revenues		21,749	19,336	64,115	54,408

Gross margin		44,479	41,034	134,701	123,628

Operating expenses
Sales and marketing		17,941	17,590	58,373	52,580
Research and development		10,610	11,939	34,417	34,605
General and administration		8,378	7,763	25,829	25,000
Acquired in-process research and development		—	—	—	7,831
InterVideo integration expense		—	2,220	—	3,865
Restructuring	9	293	—	918	—

Total operating expenses		37,222	39,512	119,537	123,881

Income from operations		7,257	1,522	15,164	(253)

Other expenses (income)
Interest income		(123)	(112)	(342)	(934)
Interest expense		3,663	4,307	11,103	12,768
Amortization of deferred financing fees		270	270	810	804
Expenses associated with evaluation of strategic alternatives	13	992	—	1,697	—
Other non-operating (income) expense		1,034	(497)	(328)	(650)

Income (loss) before taxes		1,421	(2,446)	2,224	(12,241)
Income tax (recovery) provision	4	(177)	4,314	(274)	4,082

Net income (loss)		$1,598	$(6,760)	$2,498	$(16,323)

Other comprehensive income (loss)
Unrealized (loss) gain on securities, net of taxes		(23)	56	(58)	56
Amortization of actuarial gain recognized for defined benefit plan		(1)	—	21	—
Gain (loss) on interest rate swaps designated as hedges, net of taxes		(624)	56	(1,313)	56

Other comprehensive income (loss) income, net of taxes		(648)	56	(1,350)	56

Comprehensive income (loss)		$950	$(6,704)	$1,148	$(16,267)

Net income (loss) per share:
Basic		$0.06	$(0.27)	$0.10	$(0.66)
Fully Diluted	10	$0.06	$(0.27)	$0.10	$(0.66)
Weighted average number of shares:
Basic		25,704	25,041	25,570	24,828
Fully diluted	10	26,248	25,041	26,192	24,828
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Consolidated Statement of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

		Three Months Ended		Nine Months Ended
		August 31,		August 31,
	Note	2008	2007	2008	2007
Cash flows from operating activities
Net income (loss)		$1,598	$(6,760)	$2,498	$(16,323)
Depreciation and amortization		1,022	544	3,417	2,215
Amortization of deferred financing fees		270	270	810	804
Amortization of intangible assets		6,418	6,925	19,250	19,055
Stock-based compensation	9	1,839	1,770	4,954	4,068
Provision for bad debts		146	115	379	180
Deferred income taxes		(1,233)	3,667	(3,700)	1,352
Acquired in-process research and development		—	—	—	7,831
Unrealized (gain) loss on forward exchange contracts		—	(26)	—	9
Loss on disposal of fixed assets		19	48	67	102
Gain in sale of investment		—	—	(822)	—
(Gain) loss on interest rate swap recorded at fair value		(193)	337	50	(245)
Change in operating assets and liabilities	11	(3,667)	(6,387)	(7,367)	(3,321)

Cash flows provided by operating activities		6,219	503	19,536	15,727

Cash flows from financing activities
Reduction in restricted cash		2	500	58	500
Proceeds from operating line of credit		—	—	—	48,000
Repayments of operating line of credit		—	(6,000)	—	(41,000)
Proceeds from long-term debt		—	—	—	70,000
Repayments of long-term debt		(755)	(399)	(1,850)	(1,479)
Repayments of capital lease obligations		(318)	(128)	(657)	(128)
Financing fees incurred		—	(4)	—	(1,681)
Proceeds from exercise of stock options		231	1,298	485	3,987
Other financing activities		—	(272)	—	(221)

Cash flows provided by (used in) financing activities		(840)	(5,005)	(1,964)	77,978

Cash flows from investing activities
Purchase of InterVideo Inc., net of cash acquired		—	(203)	—	(121,357)
Purchase of capital assets		(1,657)	(1,441)	(4,956)	(2,159)

Cash flows used in investing activities		(1,657)	(1,644)	(4,956)	(123,516)

Effect of exchange rate changes on cash and cash equivalents		—	(7)	(94)	38

Increase (decrease) in cash and cash equivalents		3,722	(6,153)	12,522	(29,773)
Cash and cash equivalents, beginning of period		33,415	27,410	24,615	51,030

Cash and cash equivalents, end of period		$37,137	$21,257	$37,137	$21,257

Supplementary Disclosure
Cash paid for income taxes		$1,041	$842	$3,689	$1,758
Cash paid for interest		$3,025	$4,499	$10,251	$12,617
Purchases of capital assets under capital lease		$—	$494	$—	$2,991
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Notes to the Consolidated Financial Statements
(All amounts in thousands of U.S. dollars, unless otherwise stated)
(Unaudited)
1. Unaudited Interim Financial Information
     The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at August 31, 2008 and our results of operations and cash flows for the three and nine months ended August 31, 2008 in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated balance sheet as of November 30, 2007 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended August 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 10-K for the period ending November 30, 2007 (File No. 000-20562).
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
     The Company measures the fair value of its $134.5 million of interest rate swaps under a Level 2 input as defined by FAS 157. The Company uses a mark to market valuation prepared by a broker based on observable interest rate yield curves.
Interest Rate Swaps
     As of August 31, 2008, the company has $134.5 million of interest rate swaps. Of this amount, $90.0 million have been designated as effective hedging instruments under FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and as such any changes in the value of these swaps is recorded in other comprehensive income. The Company also has $44.5 million of interest rate swaps that are not designated as effective hedging instruments under FAS 133, and as such any changes in the value of these swaps is recorded in interest expense.
     The Company assesses the effectiveness of its interest rate swaps as defined in FAS 133, on a quarterly basis. During this quarter, the Company has considered the impact of the current credit crisis in the United States in assessing the risk of counterparty default. The Company believes that it is still likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result continues to deem the swaps as effective hedging instruments.
     As of August 31, 2008, the accrued mark to market loss on these swaps is $4.4 million. Of this amount, a loss of $3.0 million has been recorded in fiscal periods ending on or prior to November 30, 2007 including $1.8 million in other comprehensive income and $1.2 million in interest expense. The loss recorded in the three month period ended August 31, 2008 is $431, which represents the change in the mark to market valuation on the swaps during the period. Of this loss, a gain of $193 has been recorded in interest expense and a loss of $624 has been included in other comprehensive income. The loss recorded in the nine month period ended August 31, 2008 is $1.4 million, which represents the change in the mark to market valuation on the swaps during the period. Of this loss, $50 has been recorded in interest expense and $1.3 million has been included in other comprehensive income.
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
     In March 2008, the FASB released FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company is the interim period ending February 28, 2009. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. Management is currently assessing and evaluating the new disclosure requirements for our derivative instruments, and in particular our hedges on our term loans.
3. Inventory
     The components of inventory are as follows:

	August	November
	31, 2008	30, 2007
Product components	$610	$310
Finished goods	650	419

	$1,260	$729

4. Income Taxes
     For the three and nine months ended August 31, 2008, the Company recorded a tax recovery of $177 and $274 on income before income taxes of $1.4 million and $2.2 million, respectively. The current tax provision was $1.1 million and $3.4 million, for the three and nine month period ended August 31, 2008, respectively, which relates mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery of $1.2 million and $3.7 million, for the respective periods, which is related to the amortization of the intangible assets acquired with InterVideo which have a tax basis of $nil.
     For the three and nine months ended August 31, 2007, the Company recorded a tax provision of $4.3 million and $4.1 million on a loss before income taxes of $2.4 million and $12.2 million, respectively. The majority of the tax provision relates to an additional $5.0 million valuation allowance against all deferred tax assets assumed in the InterVideo acquisition. In that period, Corel determined that it was no longer more likely than not that the deferred tax assets would be realized, and accordingly a valuation allowance was recorded. The remaining balance reflected foreign withholding taxes plus provisions for income taxes for subsidiaries that have taxable income in the period, offset by a reduction in the Company’s deferred income tax liability related to the amortization of intangible assets recorded on the acquisition of InterVideo. The Company increased the valuation allowance to fully provide for tax losses realized by other subsidiaries in the quarter.
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
     Using the recognition and measurement criteria in FIN 48 during the three and nine months ended August 31, 2008, the total amount of unrecognized tax benefits and related interest increased by approximately $57 and $499, respectively.
     It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. At August 31, 2008, the estimated decrease in the amount of unrecognized tax benefits relating to transfer pricing and various credits for the next 12 months is expected to be $280 due to the reasonable possibility that audits will be closed or the statute of limitations will expire in various jurisdictions.

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
5. Long-Term Debt
     On an annual basis, the Company may be required to make a cash sweep payment to fund its principal balance, based on excess cash flow as defined in the senior credit facility agreement. The Company was not required to make a payment during the first quarter of fiscal 2008. The first cash sweep payment is expected to be required in February 2009 and has been estimated to be approximately $15.0 million.
     The future debt payments on long-term debt as of August 31, 2008, including the annual cash sweep payment of $15.0 million as discussed above, are as follows:

	Principal	Interest	Total
2008, remainder of	399	3,341	3,740
2009	16,595	12,059	28,654
2010	1,596	11,093	12,689
2011	1,596	10,366	11,962
2012	136,572	3,673	140,245

Total	$156,758	$40,532	$197,290

     The above table does not consider cash sweep payments that may be due more than 12 months beyond August 31, 2008. It is possible that significant cash sweep payments will be required in fiscal 2010 and fiscal 2011.

6. Defined Pension Benefit Plan

Accrued pension benefit obligation as of December 1, 2007	$1,116

Activity during six months ended May 31, 2008
Service cost	22
Interest cost	30
Expected return on plan assets	(16)
Amortization of prior unrecognized gain	(22)
Contributions	(48)
Other — effect of foreign exchange	1

Accrued pension benefit obligation as of May 31, 2008	$1,083

Activity during three months ended August 31, 2008
Service cost	11
Interest cost	15
Expected return on plan assets	(8)
Amortization of prior unrecognized gain	1
Contributions	(24)
Other — effect of foreign exchange	(3)

Accrued pension benefit obligation as of August 31, 2008	$1,075

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
     During fiscal 2007 the Company received an invoice from a supplier of InterVideo relating to the period prior to the acquisition date of December 12, 2006. The Company is currently performing an audit on this invoice as the Company is disputing some of the items invoiced. In the prior fiscal year, the Company accrued for what it believed to be an appropriate settlement. This accrual was included in the purchase price allocation. However, it is possible that this estimate may be materially different from the final settlement amount. Any difference between the final settlement and the amount accrued will be included in earnings. As part of conducting the audit in the second quarter of fiscal 2008, the Company re-assessed its estimate, and reduced the accrual by approximately $1.7 million. This amount was recorded as a reduction of costs of goods sold in the period. No further adjustments have been made to the accrual.
     At August 31, 2008, we were a defendant in the Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al., patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of U.S. Patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; 5,535,008 issued on July 9, 1996; and 6,141,491 issued October 31, 2000. JVC alleges certain Corel video playback applications infringe the patents. The Company believes it has meritorious defenses to JVC’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain. Any potential loss is indeterminable at this time.

          At the beginning of the third quarter of fiscal 2007, the Company received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. Subsequent to August 31, 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, the Company received another notice of assessment regarding this issue, which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This reassessment was for CDN$7.5 million. The Company intends to vigorously defend against the reassessment. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in recorded income tax expense and may adversely affect liquidity. However, the Company believes that the positions taken in its tax returns are correct and estimates the potential loss from the assessment will not have a material impact on its financial condition or results of operations. As of August 31, 2008, no amounts have been accrued.
8. Shareholders’ Equity
Stock option plans
     The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months		Nine Months
	Ended August 31,		Ended May 31,
	2008	2007	2008	2007

Cost of products	$4	$15	$19	$33
Cost of maintenance and services	2	3	6	7
Sales and marketing	459	468	1,358	1,049
Research and development	232	369	767	857
General and administration	1,142	915	2,804	2,122

Total stock-based compensation expense	$1,839	$1,770	$4,954	$4,068

     There have been no capitalized stock-based compensation costs.
     The Company estimates the fair value of its options for financial accounting purposes using the Black-Scholes option pricing model (“Black Scholes Model”), which requires the input of subjective assumptions including the expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares, forfeiture rate and vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to the Company’s public offering in April 2006 there was no active market for the Company’s common shares. Since the Company has been public for less than the vesting period of its options, the Company does not consider the historic volatility of the Company’s share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on the Company’s share price, in this case once Corel has been a public company for a period equal to the estimated life of our options, the Company will use a blended rate of its own share price volatility and the US Dow Jones Software and Computer Services Index. Up to the second quarter of fiscal 2007, the Company did not use its own share price volatility in a blended rate computation, as the Company was either a private company or had been a public company for less than one year.
     The Company determines the fair value of its restricted stock units based on the share price of its stock on the date the units are granted. The restricted stock units have no characteristics which would require a revaluation in subsequent periods.
     The fair value, estimated using the Black-Scholes Model, of all options granted during the three months ended August 31, 2008 and August 31, 2007, was estimated as of the date of grant using the following weighted average assumptions:

	Three Months Ended
	August 31,
	2008	2007
Expected option life (years)	7	7
Volatility	28.89%	30.64%
Risk free interest rate	3.77%	4.92%
Forfeiture rate	16.50%	16.58%
Dividend yield	Nil	Nil
     As of August 31, 2008, there was $12.4 million of unrecognized compensation cost related to equity incentive plans, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Corel employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
2006 Equity Incentive Plan
     The 2006 Equity Incentive Plan was adopted by the Board of Directors in February 2006. This plan provides for the grant of options to employees and employees of the Company’s subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other stock-based awards (“options”) to the Company’s employees, consultants and directors, and employees, consultants and directors of the Company’s subsidiaries and affiliates. Corel has 4,265,255 remaining common shares authorized for issuance under the 2006 Equity Incentive Plan.
     Option activity under the 2006 Equity Incentive Plan for the three and nine month period ended August 31, 2008 is presented below:

	2006 Equity Incentive Plan
			Weighted
		Weighted Average	Average Grant
	Options	Exercise Price	Date Fair Value

Balance at November 30, 2007	2,714,465	$12.60	$4.66
Activity for six months ended May 31, 2008
Granted	887,931	10.20	3.27
Exercised	(18,422)	6.58	3.85
Forfeited	(284,962)	12.69	4.25

Outstanding at May 31, 2008	3,299,012	$12.02	$4.24
Granted	33,400	10.85	3.56
Exercised	(6,630)	4.63	1.84
Forfeited	(389,062)	13.34	4.59

Outstanding at August 31, 2008	2,936,720	$11.85	$4.19

Exercisable at August 31, 2008	903,827	$12.37	$4.19

Weighted average remaining life of the outstanding options	8.56 Years
Total intrinsic value of exercisable options	$460
Weighted average remaining life of the exercisable options	7.55 Years
          During fiscal 2007 the Company issued 110,000 units of restricted stock (“RSU’s”) to senior officers of the Company under the 2006 Equity Incentive Plan. In fiscal 2008, the Company issued a further 22,500 RSU’s to senior officers under this same plan. These units will vest fully if the officers remain with the Company until periods ranging from April 23, 2011 through June 24, 2012. Restricted stock unit activity under the 2006 equity incentive plan, for the three and nine month period ended August 31, 2008 is presented below:

		Weighted
		Average
		Grant Date Fair
	Units	Value

Balance at November 30, 2007 and February 29, 2008	102,500	$13.26
RSU’s granted	17,500	$10.10
RSU’s converted to common shares	(35,000)	$13.68
RSU’s forfeited	Nil	n/a

Outstanding at May 31, 2008	85,000	$12.43
RSU’s granted	5,000	$10.75
RSU’s converted to common shares	(11,250)	13.08
RSU’s forfeited	Nil	n/a

Outstanding at August 31, 2008	78,750	$12.24

Exercisable at August 31, 2008	Nil	$ n/a

Weighted average remaining life of the outstanding options	9.35 Years
Weighted average remaining life of the exercisable RSU’s	n/a
Total intrinsic value of the exercisable RSU’s	n/a
2003 Share Option and Phantom Share Unit Plan
     In the nine months ended August 31, 2008, no options were granted as this plan is no longer eligible for grant distribution. Unit activity for the three and nine month period ended August 31, 2008 is presented below:

	The 2003 Plan
			Weighted
		Weighted	Average
		Average	Grant Date
		Exercise	Fair
	Options	Price	Value

Balance, November 30, 2007	813,940	$2.31	$5.86
Activity for the six months ending May 31, 2008
Exercised	(122,099)	1.17	5.95
Forfeited	(17,531)	9.66	6.20

Outstanding at May 31, 2008	674,310	$2.33	$5.84

Exercised	(161,520)	1.17	9.10
Forfeited	(3,472)	8.22	5.79
Outstanding at August 31, 2008	509,318	$2.65	$5.34
Exercisable at August 31, 2008	450,246	$2.23	$4.99
Weighted average remaining life of the outstanding options	6.14 Years
Total intrinsic value of exercisable options	$3,921
Weighted average remaining life of the exercisable options	6.03 Years
9. Restructuring Charges
          On September 10, 2008, management initiated a restructuring plan to streamline its global operations in order to become more operationally efficient and to increase its investment in key growth opportunities, including sales to emerging markets and its eCommerce program. As part of this effort, the Company will reduce its workforce by approximately 90 employees worldwide. As all affected employees, with one exception, will be notified subsequent to August 31, 2008, the majority of restructuring charges related to this plan will be expensed in the fourth quarter of fiscal 2008. For most affected individuals, there are no on-going service requirements beyond this fiscal year. The Company did expense $120 in the third quarter, which relates to one executive who was notified prior to the end of August. The total costs that will arise from this global restructuring are estimated to be $2.5 million.

          In the fourth quarter of fiscal 2007, management adopted a restructuring plan (“Digital Media Plan”) to centralize much of the Company’s Digital Media operations in Greater China and California. Further changes have been made to staff to align and balance our global teams. This resulted in the planned closure of the Company’s Minneapolis location in fiscal 2008 as well as the termination of certain individuals. The total costs related to the Digital Media Plan are estimated to be $1,935. During the third quarter of fiscal 2008, $90 of termination benefits were expensed related to the termination dates for certain individuals. No further termination benefit expenses will be recorded from this restructuring.
          In the second quarter of fiscal 2008, the Company initiated restructuring activity, largely focused on centralizing research and development functions, as well as some administrative activities. The total costs related to these activities are estimated to be $440. Of these costs, $387 were expensed in the second quarter, $32 were expensed in the third quarter and, $21 is expected to be expensed in future periods related to certain individuals who will be retained by the Company beyond August 31, 2008.
          As of August 31, 2008, all of the headcount reductions have been identified and the effected employees have been notified. All facility closures have been identified and completed. Any changes from our initial estimates will be recorded against fiscal 2008 earnings.
          A summary of our restructuring activities, that are accrued as of August 31, 2008 is as follows:

		Costs of
		Closing
	Termination	Redundant
	Benefits	Facilities
Balance accrued as of December 1, 2007	$1,184	$263
Activity during six months ended May 31, 2008
Additional restructuring charges	1,060	6
Changes in estimates	(265)	(176)
Cash payments	(1,567)	(18)

Balance accrued as of May 31, 2008	$412	$75
Activity during three months ended August 31, 2008
Additional restructuring charges	152	—
Change in estimates	131	10
Cash payments	(395)	(21)

Balance accrued as of August 31, 2008	$300	$64

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
          A summary of restructuring activities related to the acquisition of InterVideo that remain accrued as of August 31, 2008 is as follows:

			Costs of
			Closing
	Termination		Redundant
	Benefits		Facilities
Balance accrued as of December 1, 2007		$19	$681
Activity during the six months ended May 31, 2008
Cash payments		(19)	(100))
Change in estimates		—	(396)

Balance accrued as of May 31, 2008	$	nil	$185
Activity during three months ended August 31, 2008
Cash payments		—	(37)
Change in estimates		—	(1)

Balance accrued as of August 31, 2008	$	nil	$147

          Any further changes in estimates related to the InterVideo Plan will result in a charge to earnings. During the second quarter of fiscal 2008, the Company realized a $396 benefit associated with entering a new sublease agreement, which has resulted in a reduction to our operating expenses
10. Earnings (Loss) per Share
          For the three and nine months ending August 31, 2008, the dilutive impact of the outstanding options for common shares was 544,000, and 622,000, respectively. The dilutive impact of the outstanding options for common shares would have been 847,000 and 888,000 for the three and nine month periods ending August 31, 2007, respectively, but is anti-dilutive.
11. Change in Operating Assets and Liabilities

	Three months ended		Nine months ended
	August 31		August 31
	2008	2007	2008	2007

Accounts receivable	$(134)	$(4,695)	$10,076	$6,184
Inventory	(328)	185	(531)	1,407
Prepaids and other current assets	578	(73)	(596)	(38)
Accounts payable and accrued liabilities	(4,189)	(4,108)	(14,232)	(12,221)
Due to related parties	—	—	—	(167)
Accrued interest	230	(504)	219	(418)
Taxes payable	347	(37)	945	1,212
Deferred revenue	(171)	2,845	(3,248)	720

Total change in operating assets and liabilities	$(3,667)	$(6,387)	$(7,367)	$(3,321)

12. Segment Reporting
     The Company has determined that it operates in one business operating and reportable segment, the packaged software segment. The Company does manage revenue based on two product line categories; Graphics and Productivity, and Digital Media.
     As a result of the integration with InterVideo, sales in Japan have become more significant within Corel. Accordingly, the Company has broken down sales once recorded as Asia Pacific, into Japan and Other, beginning in the first quarter of fiscal 2008. For comparability purposes, the prior period results have been re-classified to reflect this change.
Revenues by product and region are disclosed in the following table:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

By product category:
Graphics and Productivity	$37,913	$33,683	$113,357	$102,264
Digital Media	28,315	26,687	85,459	75,772

	$66,228	$60,370	$198,816	$178,036

By geographic region:
Americas
Canada	$2,424	$1,159	$5,465	$6,106
United States	28,932	29,147	86,736	82,057
Other	1,644	1,120	4,489	3,471
Europe, Middle East, Africa (EMEA)	18,151	14,566	58,728	49,332
Asia Pacific (APAC)
Japan	11,333	10,576	32,200	24,952
Other	3,744	3,802	11,198	12,118

	$66,228	$60,370	$198,816	$178,036

13. Expenses Associated with Evaluation of Strategic Alternatives
     On March 28, 2008 the Company received an unsolicited proposal from Corel Holdings, L.P. (“CHLP”) (which is controlled by an affiliate of Vector Capital Corporation) the holder of approximately 69% of the Company’s outstanding common shares. CHLP proposed to make an offer to acquire all of Company’s outstanding common shares not currently held by CHLP at a price of US$11.00 cash per share (“Proposal”). CHLP indicated that any such offer would be conditional upon, among other things, satisfactory confirmatory due diligence and the Company’s existing credit facility remaining in place following the consummation of any transaction.
     The Board of Directors of the Company formed a Special Committee of the Board, which assisted it in evaluating and responding to the CHLP proposal. In addition, the Special Committee undertook a process to evaluate other strategic alternatives to maximize value for all shareholders. The Company assumed expenses associated with the Special Committee Review. These have been classified as a non-operating expense.
     On August 18, 2008, the Company announced that CHLP had informed the Company that it withdrew its Proposal in order to facilitate pursuit by the Company of other alternatives for maximizing value for all of the Company’s shareholders. In light of the withdrawal of the CHLP Proposal and the Board’s desire to oversee evaluation of the potential strategic alternatives directly, the Board has unanimously determined that there is no longer a need for the Special Committee.
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
     Certain statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this filing (including in the section entitled “Risk Factors”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. Forward-looking statements are based on estimates and assumptions made by Corel in light of its experience of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. However, many factors could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including, without limitation, the following factors:
•	the evaluation of other strategic alternatives by the Board of Directors, such as the potential sale of shares to a third party, creates additional expenses and uncertainty which could affect our ability to retain customers and employees, either of which could adversely affect our operations and results. There can be no assurance that any transaction with any party will be consummated.

•	we face competition from companies with significant competitive advantages, such as significantly greater market share and resources;

•	many of our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth. Accordingly, we must develop new products, successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	the current uncertainties in the global economy, and in particular the difficulties in the credit environment in the United States, could reduce our revenues and cash flows in future periods;

•	we rely on relationships with a small number of strategic partners and these relationships can be modified or effectively terminated at any time without our approval;

•	we face potential claims from third parties who may hold patent and other intellectual property rights which purport to cover various aspects of our products and from certain of our customers who may be entitled to indemnification from us in respect of potential claims they may receive from third parties related to their use or distribution of our products;

•	our acquisition strategy may fail for various reasons, including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses;

•	we have higher levels of indebtedness following the InterVideo acquisition, including term loan debt of $156.8 million as of August 31, 2008, which could have important consequences for our business such as limiting our ability to make further significant acquisitions;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors; and

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply.
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
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and nine month periods ended August 31, 2008. All amounts are in United States dollars, except as otherwise noted.
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
Graphics and Productivity
          Our primary Graphics and Productivity products include: CorelDRAW Graphics Suite, Corel Painter, CorelDESIGNER Technical Suite, WinZip, iGrafx and WordPerfect Office. CorelDRAW Graphics Suite is a leading vector illustration, page layout, image editing and bitmap conversion software suite used by design professionals and occasional graphics users in small businesses. Corel Painter is a Natural-Media® painting and drawing software featuring digital brushes, art materials and textures that mirror the look and feel of their traditional counter parts. CorelDESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. WinZip is the most widely used compression utility, with more than 40 million licenses sold to date. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. WordPerfect Office is the leading Microsoft-alternative productivity software and features Microsoft-compatible word processing, spreadsheet and presentation applications.

Digital Media
          Our Digital Media portfolio includes Digital Imaging and Digital Video products. Our Digital Imaging products include Corel Paint Shop Pro Photo, Corel MediaOne, Corel Photo Album, and PhotoImpact. Corel Paint Shop Pro Photo is a digital image editing and management application used by novice and professional photographers and photo editors. Corel MediaOne, is a multimedia software program for organizing and enhancing photos and video clips that are primarily taken with a point-and-shoot camera. Corel Photo Album is an entry-level software program that allows users to easily store, organize, share and manage their digital photo collections. PhotoImpact is an image editing software, which provides users with easy-to-use photo editing tools, creative project templates and digital art capabilities . Our Digital Video products include WinDVD, VideoStudio, DVD Movie Factory, DVD Copy and Instant On. WinDVD is the world’s leading software for DVD, video and Blu-ray Disc playback on PC’s with over 200 million units shipped worldwide. VideoStudio is our consumer focused video editing and DVD authoring software for users who want to produce professional-looking videos, slideshows and DVDs. DVD Movie Factory is a consumer DVD authoring software. DVD Copy is an application that copies and backs up DVDs and CDs in multiple device formats. Instant On is a modular solution that turns a personal computer into a remotely controllable multimedia device, with a user interface resembling typical consumer electronics products.
OVERVIEW OF THE QUARTER
Operating Performance
     Revenue during the third quarter was $66.2 million, up 9.7% year over year. The revenue growth of $5.9 million was due to a $4.2 million revenue increase from our Graphics and Productivity group of products along with a $1.6 million revenue increase from our Digital Media group of products The increase in revenue from Graphics and Productivity was driven primarily by CorelDRAW Graphics Suite, WordPerfect Office, CorelDESIGNER Technical Suite, and, iGrafx. The growth in the Digital Media group of products was driven primarily by an increase in revenue from our Instant On and WinDVD products —growth that was partially offset by a decline in sales from Corel Photo Album.
     Our net income for the third quarter of fiscal 2008 was $1.6 million, or $0.06 per share, compared to a net loss of $6.8 million, or $0.27 per share in the third quarter of 2007. The increase in net income of $8.4 million resulted from a $3.4 million increase in gross margin associated with our higher revenues, a reduction of $2.2 million in integration expenses, and a reduction in our income tax expense of $4.5 million. Non-GAAP Adjusted EBITDA was $15.8 million and cash flow from operations was $6.2 million in the quarter compared to non-GAAP adjusted EBITDA of $13.5 million and cash provided by operations of $503,000 in the third quarter of 2007.
RESULTS OF OPERATIONS
Three and Nine Months ended August 31, 2008 and August 31, 2007
Revenues

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
	(unaudited)
Product	$59,725	$55,018	8.6%	$179,336	$161,875	10.8%
As a percent of revenue	90.2%	91.1%		90.2%	90.9%
Maintenance and services	6,503	5,352	21.5%	19,480	16,161	20.5%
As a percent of revenue	9.8%	8.9%		9.8%	9.1%
Total	66,228	60,370	9.7%	198,816	178,036	11.7%
     Total revenues for the three month period ended August 31, 2008 increased by 9.7% to $66.2 million from $60.4 million for the three months ended August 31, 2007. This increase of $5.9 million is attributable to the $4.2 million revenue growth in Graphics and

Productivity products and the $1.6 million revenue growth in Digital Media Products. Total revenues for the nine month period ended August 31, 2008 increased by 11.7% to $198.8 million from $178.0 million for the nine months ended August 31, 2007. Of this increase, $9.7 million was attributable to our Digital Media products. This increase is largely growth in Digital Video revenue due to the fact that the Company was unable to record OEM revenue of approximately $11.8 million on acquired Digital Video products in the first quarter of fiscal 2007, due to acquisition accounting standards. We have had an increase of $11.1million in revenue from Graphics and Productivity for the comparable nine month period. All of our Graphics and Productivity products have had revenue growth throughout the first nine months of fiscal 2008, with the growth in this group led by CorelDRAW, WinZip, and iGrafx.
     The increase in product revenues by 8.6% and 10.8% for the three and nine months ended August 31, 2008 as compared to three and nine months ended August 31, 2007, are driven by the same factors which affected our total revenues for the period, which are discussed above.
     Maintenance and services revenues increased by 21.5% to $6.5 million for the three month period ended August 31, 2008 and by 20.5% to $19.5 million for the nine months ended August 31, 2008. This increase is largely attributable to increased sales of WinZip’s maintenance program.
Total Revenues by Product Group

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
	(unaudited)
Graphics and Productivity	$37,913	$33,683	12.6%	$113,357	$102,264	10.8%
As a percent of revenue	57.2%	55.8%		57.0%	57.4%
Digital Media	28,315	26,687	6.1%	85,459	75,772	12.8%
As a percent of revenue	42.8%	44.2%		43.0%	42.6%
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

	Current	Quarter of	Quarter of
	Version	Current Release	Prior Release

Product
Graphics and Productivity:
CorelDRAW Graphics Suite	14	Q1 2008	Q1 2006
Corel Painter	10	Q1 2007	Q4 2004
CorelDESIGNER Technical Suite	14	Q3 2008	Q2 2005
WinZip	11	Q4 2006	Q4 2005
iGrafx FlowCharter	12	Q2 2007	Q1 2006
WordPerfect Office Suite	14	Q2 2008	Q1 2006
Digital Media
Paint Shop Pro Photo	12	Q4 2007	Q4 2006
MediaOne	2	Q4 2007	Q4 2006
WinDVD	9	Q1 2008	Q4 2006
VideoStudio	12	Q4 2008	Q2 2007
DVD Movie Factory	6	Q1 2007	Q1 2006
DVD Copy	6	Q1 2008	Q3 2006
PhotoImpact	13	Q1 2008	Q3 2006
     Graphics and Productivity revenues increased by $4.2 million or 12.6% to $37.9 million in the third quarter of fiscal 2008 from $33.7 million in the third quarter of fiscal 2007, and increased by $11.1 million or 10.8% to $113.4 million for the nine month period ending August 31, 2008 as compared to the nine month period ending August 31, 2007. The increase in revenues for the three month period was primarily due to revenue growth in CorelDRAW Graphics Suite, WordPerfect Office, CorelDESIGNER Technical Suite and iGrafx. In addition, our other major Graphics and Productivity products, WinZip and Corel Painter, had revenue increases in the third quarter of fiscal 2008 as compared to fiscal 2007, as we continue to build our markets. Revenue growth from CorelDRAW Graphics Suite was attributable to increased sales following the launch of CorelDRAW Graphics Suite X4 in February 2008. We have also benefited from allocating more sales and marketing resources in developing and emerging markets in Asia and Latin America. Revenue growth from WordPerfect Office was due primarily to the release of the X4 suite launched in the second quarter of fiscal 2008 and from solid license business in North America. Revenue from CorelDESIGNER Technical Suite has increased in EMEA and North American due to the new version release in this quarter. iGrafx revenue growth was primarily attributable to the U.S market where we continued to build our enterprise level business in a significant deal with a military institution.
     Digital Media revenues increased by $1.6 million or 6.1% to $28.3 million in the third quarter of fiscal 2008 from $26.7 million in the third quarter of fiscal 2007, and increased by $9.7 million or 12.8% to $85.5 million for the nine months ending August 31, 2008. The revenue growth in the third quarter of $1.6 million was largely due to Instant On. During the three months ended August 31, 2008 we benefited from extra distribution by one of our significant Japanese OEM distributors. We have also had revenue gains fuelled in part by WinDVD growth in North America, Paint Shop Pro Photo growth in EMEA, and in DVD Copy. These gains were partially offset by lower revenue from Corel Photo Album in the United States and by declines in WinDVD in the EMEA and APAC regions. Corel Photo Album revenue declined due to changes in an agreement with a significant OEM partner. The revenue growth for the nine months ending August 31, 2008 is largely attributable to the OEM revenue of InterVideo, which we were unable to recognize in the first quarter of fiscal 2007, due to acquisition accounting standards.
Total Revenues by Region

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
	(unaudited)
Americas	$33,000	$31,426	5.0%	$96,690	$91,634	5.5%
As a percent of revenue	49.8%	52.1%		48.6%	51.5%
EMEA	18,151	14,566	24.6%	58,728	49,332	19.0%
As a percent of revenue	27.4%	24.1%		29.5%	27.7%
APAC	15,077	14,378	4.9%	43,398	37,070	17.1%
As a percent of revenue	22.8%	23.8%		21.8%	20.8%
     Revenues in the Americas increased by 5.0% to $33.0 million in the third quarter of fiscal 2008 compared to $31.4 million in the third quarter of fiscal 2007. For the nine months ended August 31, 2008 revenues increased by 5.5% to $96.7 million as compared to $91.6 million for the period ending August 31, 2007. In the current quarter, Corel’s revenue growth was led by WinDVD, iGrafx, WordPerfect Office, and CorelDRAW Graphics Suite. These revenue gains were partially offset by declines in revenue from Corel Photo Album and WinZip. WinDVD enjoyed continued growth as a result of its distribution arrangements with two significant OEM suppliers. IGrafx revenues increased due to a significant deal with a military unit and the continued building of the iGrafx enterprise level business. WordPerfect Office channel sales increased in the third quarter as it continued to derive benefits from the new version launch in the second quarter of fiscal 2008. CorelDRAW Graphics Suite continued to build on its market share and derive more revenue from the new version launched in the first quarter of fiscal 2008. The decline in Photo Album revenue was primarily due to changes in an agreement with a significant OEM partner, while the decline in WinZip revenue was attributable to lower internet license sales in the U.S. market. The comparative increase in revenue of $5.1 million for the nine month period ended August 31, 2008 as compared to the nine month period ending August 31, 2007 also reflects the inability to recognize certain OEM revenue from InterVideo in the first quarter of fiscal 2007, due to acquisition accounting standards.
     Revenues in EMEA increased by 24.6% to $18.2 million in the third quarter of fiscal 2008 from $14.6 million in the third quarter of fiscal 2007, and increased by 19.0% to $58.7 million in the first nine months of fiscal 2008 from $49.3 million in the first nine months of fiscal 2007. The revenue growth in this region is driven by increased revenue from CorelDRAW Graphics Suite, WinZip, Paint Shop Pro Photo and CorelDESIGNER Technical Suite. This growth was partially offset by a decline in WinDVD sales. In February 2008 we launched CorelDRAW Graphics Suite X4 and we continued to derive benefits from the success of this global launch. In addition, the product’s upward trend prior to the launch, and further expansion into Eastern Europe, in particular the Russian Federation, has further driven the increase in CorelDRAW Graphics Suite revenue. The increase in WinZip revenue was due primarily to increased internet license sales, the release of new language versions during the past year, and some significant new license arrangements for the product. The increase in Paint Shop Pro Photo was mainly driven by the products availability in new languages and new markets during the period. The growth in CorelDESIGNER Technical Suite revenue was driven by the new version release and by license arrangement renewals. The decline in WinDVD was primarily due to a one time license order that was received in the third quarter of fiscal 2007.
     APAC revenues increased by 4.9% to $15.1 million in the third quarter of fiscal 2008 and increased by 17.1% to $43.4 million in the first nine months of fiscal 2007. The growth in revenues in the third quarter is driven by Instant On and CorelDRAW Graphics Suite. The revenue growth was partially offset by declines in WinDVD and iGrafx. The increase in Instant On was primarily due to the Company benefiting from extra distribution by one of our significant Japanese OEM distributors. The increase in revenues from CorelDRAW Graphics Suite was due to the Company’s investment in sales and marketing and expansion within certain regions in APAC, combined with the launch of CorelDRAW Graphics Suite X4 in the first quarter of fiscal 2008. The decline in WinDVD revenue was attributable to declining royalty revenues from some of our OEM partners and one major OEM customer opting to use an in-house solution to replace the product. The decline in iGrafx revenue was due to the exceptionally strong second and third quarter of fiscal 2007 when this product was adopted by several large businesses to meet Japanese financial control compliance guidelines enacted in 2007. The comparative increase in revenues for the nine month period ending August 31, 2008 primarily relates to the $5.4 million growth in revenue from Digital Video products in the first quarter of fiscal 2008, due to inability to recognize certain OEM revenue from InterVideo in the first quarter of fiscal 2007, in accordance with acquisition accounting standards.
Cost of Revenues

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
	(unaudited)
Cost of product	$15,218	$12,167	25.1%	$44,453	$34,690	28.1%
As a percent of product revenue	25.5%	22.1%		24.8%	21.4%
Cost of maintenance and services	113	244	(53.7%)	412	663	(37.9)%
As a percent of maintenance and service revenue	1.7%	4.6%		2.1%	4.1%
Amortization of intangible assets	6,418	6,925	(7.3%)	19,250	19,055	1.0%
As a percent of revenue	9.7%	11.5%		9.7%	10.7%
     Cost of Product Revenues. Cost of product revenues increased by 25.1% to $15.2 million in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. The cost of product revenues has increased by 28.1% to $44.5 million from $34.7 million for the nine months ending August 31, 2008. As a percentage of product revenues, cost of product revenues increased to 25.5% and 24.8% from 22.1% and 21.4% for the three and nine months ended August 31, 2008 and 2007, respectively. Our cost of products have increased over the second and third quarter of fiscal 2008 due to a change in the mix within the Digital Video product line where we have experienced a shift in revenue from our higher margin products to our lower margin products. Furthermore, there was a change in our revenue mix in the first quarter of fiscal 2008 from Graphics and Productivity products to Digital Video products. Digital Video carries a larger cost of product, both historically and in this fiscal year, resulting in a lower gross margin on Digital Video products compared to Graphics and Productivity products. These factors were partially offset in the second quarter of fiscal 2008 by a $1.7 million reduction of a royalty contingency that had been established in connection with the acquisition of InterVideo. The growth in cost of sales for the nine month period, is attributable to the changes in product mix noted above, as well as the costs of sales of some InterVideo products, which we were unable to recognize in the first quarter of fiscal 2007, due to acquisition accounting standards.
     Cost of Maintenance and Services Revenues. Cost of maintenance and services revenues decreased to 1.7% of related revenues in the third quarter of fiscal 2008 compared to 4.6% in the third quarter of fiscal 2007. For the nine months ended August 31, 2008, costs as a portion of related revenues decreased to 2.1% from 4.1% in the comparable prior period, and is primarily attributable to WinZip’s higher maintenance revenues and the limited incremental costs to provide such revenue.

     Amortization of Intangible Assets. Amortization of intangible assets of $19.1 million has remained steady for the nine months ending August 31 2008. This is consistent with expectations as there has been no major change in our intangible asset base since the InterVideo acquisition on December 12, 2007. The decrease in amortization expense in the third quarter of fiscal 2008 is attributable to additional amortization being recorded in the third quarter of fiscal 2007 due to a change in the estimated lives of some of the acquired InterVideo intangibles.
Operating Expenses
          During the first quarter of fiscal 2008, we have re-classified some of our operating expenses related to our Information Technology group, so that costs of certain employees were better aligned with the functions they performed. As a result, for the three months ended August 31, 2007, we have reduced our general and administrative costs by $1.0 million, increased our sales and marketing costs by $370,000, increased our research and development costs by $657,000, and increased our cost of products sold by $24,000. For the nine months ended August 31, 2007 we have reduced our general and administrative costs by $2.1 million, increased our sales and marketing costs by $753,000, increased our research and development costs by $1.3 million, and increased our cost of products sold by $50,000.

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
	(unaudited)
Sales and marketing	$17,941	$17,590	2.0%	$58,373	$52,580	11.0%
As a percent of revenue	27.1%	29.1%		29.4%	29.5%
Research and development	10,610	11,939	(11.1%)	34,417	34,605	(0.5%)
As a percent of revenue	16.0%	19.8%		17.3%	19.4%
General and administrative	8,378	7,763	7.9%	25,829	25,000	3.3%
As a percent of revenue	12.7%	12.9%		13.0%	14.0%
Restructuring	293	—	n/a	918	—	n/a
As a percent of revenue	0.4%	0.0%		0.5%	0.0%
Acquired in-process research and development	—	—	n/a	—	7,831	(100.0%)
As a percent of revenue	0.0%	0.0%		0.0%	4.4%
InterVideo integration expenses	—	2,220	(100.0%)	—	3,865	(100.0%)
As a percent of revenue	0.0%	3.7%		0.0%	2.2%
     Sales and Marketing. Sales and marketing expenses increased by 2.0% to $17.9 million in the third quarter of fiscal 2008 as compared to $17.6 million in the third quarter of fiscal 2007. For this quarter, sales and marketing expenses as a percentage of revenue decreased to 27.1%, as compared to 29.1% for the prior period. Sales and marketing expenses increased by 11.0% to $58.4 million for the nine months ended August 31, 2008, as compared to $52.6 million for the nine months ended August 31, 2007 and decreased as a percentage of revenue from 29.5% to 29.4%. The increase in sales and marketing expenses was a result of additional payroll costs in the sales and marketing groups and extra marketing related to brand launches in the current year. We continue to expand our marketing efforts in emerging international markets as well as in EMEA. The Company also focused on increasing its marketing efforts in support of our Digital Media products.
     Research and Development. Research and development expenses decreased by 11.1% and 0.5% to $10.6 million and $34.4 million in the three and nine months ended August 31, 2008, respectively, as compared to $11.9 million and $34.6 million in three and nine months ended August 31, 2007. As a percentage of total revenues, research and development expenses decreased to 16.0% from 19.8% in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. The decrease in the current quarter was primarily attributable to the consolidation of our research and development workforce as a result of our past restructuring activities. In particular, our restructuring plan developed in November 2007, resulted in the closure of our Minneapolis location during the second quarter of fiscal 2008. This decrease in the current quarter was offset by factors which have increased R&D expense for the nine months ending August 31, 2008. These factors include the impact of our Digital Video research and development personnel being with the Company for the entire first quarter of fiscal 2008, and increased Canadian and Taiwanese payroll costs resulting from the significant strengthening of the Canadian and Taiwanese Dollar versus the US Dollar during the first two quarters of fiscal 2008.
     General and Administration. General and administration expenses increased by 7.9% and 3.3% to $8.4 million and $25.8 million in the three and nine months ended August 31, 2008, respectively, from $7.8 million and $25.0 million for the three and nine months ended August 31, 2007. As a percentage of total revenues, general and administration expenses decreased slightly to 12.7% in the third quarter of fiscal 2008, from 12.9% in the third quarter of fiscal 2007. In the second and third quarter of fiscal 2008, there was an increase in the amount of stock compensation expense of $680,000, of which approximately $230,000 pertains to the third quarter, mainly associated with the accelerated vesting of our former Chief Executive Officer’s options and the options granted to our new interim Chief Executive Officer which fully vest over one year. Furthermore, throughout the majority of this year costs have increased due to the strengthening of the Canadian Dollar versus the US Dollar, which impacts our expenses related to employees at our head office in Ottawa. These increases were partially offset by the impact of restructuring and integration activities previously undertaken in fiscal 2007, reducing our operating costs in fiscal 2008. We expect these costs to decrease in further periods in conjunction with the current implementation of our restructuring plans.
     Restructuring Expense: We recorded $293,000 of restructuring expenses during the three months ended August 31, 2008, and $918,000 in the nine months ended August 31, 2008, related to restructuring plans adopted in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008, to centralize much of the Company’s Digital Media operations in Greater China and Fremont, California. Additionally, further changes were made to staff to align and balance our global teams. This has resulted in the closure of the Company’s Minneapolis location at the end of the second quarter as well as the termination of certain individuals. We expect to have some cost savings in future periods as a result of this centralization of staff and facilities. Expenses related to the global restructuring announced on September 10, 2008, will be recorded in subsequent periods with the exception of $120,000.
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
     InterVideo Integration Expense: Our integration activities related to the InterVideo acquisition ceased at the end of fiscal 2007. In the first nine months of fiscal 2007, integration costs relating to the acquisition of InterVideo totaling $3.9 million were recorded. These costs related to the integration of the InterVideo business into our existing operations, including travel costs, retention bonuses and other incremental costs for Corel employees who worked on the integration planning process.
Other Expenses (Income)

	Three Months Ended		Nine Months Ended
	August 31,		August 31
	2008	2007	2008	2007
	(dollars in thousands)
	(unaudited)
Interest expense, net	3,540	4,195	10,761	11,834
Amortization of deferred financing fees	270	270	810	804
Expenses associated with evaluation of strategic alternatives	992	—	1,697	—
Other non-operating expenses (income)	1,034	(497)	(328)	(650)

Total non-operating expenses	5,836	3,968	$12,940	$11,988

     Interest Expense, Net. Net interest expense decreased by $655,000 in the third quarter of fiscal 2008 from $4.2 million in the third quarter of fiscal 2007, and decreased by $1.1 million for the nine months ending August 31, 2008, as compared to the prior year. The third quarter decrease is due to the increase in our gain on our unhedged interest swaps by $530,000 to $193,000 in the third quarter of fiscal 2008 and the fact we did not use our credit line facility during this quarter. During the first nine months of fiscal 2007 our credit line facility was as high as $43.0 million. We have not used this facility in fiscal 2008, which has resulted in a reduction of our interest expense for the nine month period ending August 31, 2008.
     Amortization of Deferred Financing Fees. Amortization of deferred financing fees of $270,000 in the third quarter of fiscal 2008 was consistent with the third quarter of fiscal 2007, as there have been no new credit facilities entered into during the period.
     Expenses Associated with Evaluation of Strategic Alternatives: On March 28, 2008 the Company received an unsolicited proposal from Corel Holdings, L.P. (“CHLP”) which is controlled by an affiliate of Vector Capital Corporation, the holder of approximately 69% of the Company’s outstanding common shares. CHLP had proposed to make an offer to acquire all of Company’s outstanding common shares not currently held by CHLP at a price of US$11.00 cash per share (the “Proposal”). CHLP indicated that any such offer would be conditional upon, among other things, satisfactory confirmatory due diligence and the Company’s existing credit facility remaining in place following the consummation of any transaction.
     The Board of Directors of the Company formed a Special Committee of the Board, which assisted it in evaluating and responding to the CHLP Proposal. In addition, the Special Committee undertook a process to evaluate other strategic alternatives to maximize value for all shareholders. On August 18, 2008, CHLP withdrew its Proposal and the Board disbanded the Special Committee.
     The Company will continue to incur costs into the final quarter of fiscal 2008 for our costs related to the evaluation of other strategic alternatives. These costs will continue to be classified as other operating expenses.
     Other Non-Operating (Income) and Expenses: Non-operating expenses increased by $1.5 million to $1.0 million in the third quarter of fiscal 2008 from income of $497,000 in the third quarter of fiscal 2007. Other non-operating income also decreased by $322,000 for the nine months ended August 31, 2008 as compared to the nine months ended August 31, 2007. The increasing expense in the third quarter is generally comprised of unfavorable foreign currency exchange losses relating mostly to the strenthening of the US Dollar versus the Canadian Dollar and the Euro, and the recognition of a loss for unused space in a leased location in Ireland. For the nine month period, these losses are offset by a gain on sale of a long-term investment of $822,000.
Income Tax Recovery
     For the three and nine months ended August 31, 2008, we recorded a tax recovery of $177,000 and $274,000 on income before income taxes of $1.4 million and $2.2 million, respectively. The current tax provision was $1.1 million and $3.4 million, respectively, for the three and nine month periods ended August 31, 2008, which relates mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery of $1.2 million and $3.7 million, for the three and nine month periods, which is related to the amortization of the intellectual property acquired with InterVideo which has a tax basis of $nil.
     For the three and nine months ended August 31, 2007, the Company recorded a tax provision of $4.3 million and $4.1 million on a loss before income taxes of $2.4 million and $12.2 million, respectively. The majority of the tax provision related to an additional $5.0 million valuation allowance against all deferred tax assets assumed in the InterVideo acquisition. In that period, we determined that it no longer more likely than not that the deferred tax assets would be realized, and accordingly a valuation allowance was recorded. The remaining balance reflects foreign withholding taxes plus provisions for income taxes for subsidiaries that have taxable income in the period, offset by a reduction in our deferred income tax liability related to the amortization of intangible assets recorded on the acquisition of InterVideo. In that period we increased the valuation allowance to fully provide for tax losses realized by other subsidiaries in the quarter.
          At the beginning of the third quarter of fiscal 2007, we received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. In September 2007, we received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, we received another notice of assessment regarding this issue, which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This assessment was for CDN$7.5 million. We intend to vigorously defend against the assessment. While management believes that we have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in recorded income tax expense and may adversely affect liquidity. However, we believe that the positions taken in our tax returns are correct and estimates the potential loss from the assessment will not have a material impact on its financial condition or results of operations. As of August 31, 2008, no amounts have been accrued.

FINANCIAL CONDITION
Working Capital
     Our working capital deficiency at August 31, 2008 was $10.6 million, a decrease of $4.6 million from the November 30, 2007 working capital deficiency of $15.2 million. The decreased working capital deficiency is primarily due to the additional operating cash flows we have generated of $19.5 million for the nine months ended August 31, 2008, which is offset by the additional current liability of $15.0 million pertaining to an estimated cash sweep payment.
     The Company expects to continue generating positive cash flows from operations over the next 12 months. In February 2009, the Company is required to make a cash sweep payment against its term loan payable based on excess cash flow, as defined in the Company’s credit facility agreement, that is estimated to be approximately $15.0 million. The Company also estimates that it will incur the majority of the $2.5 million in restructuring related expenses resulting from our September 2008 global restructuring, in the fourth quarter of fiscal 2008. We expect to use the cash flows from operations to meet these obligations.
Liquidity and Capital Resources
     As of August 31, 2008, our principal sources of liquidity are cash and cash equivalents of $37.1 million and trade accounts receivable of $28.5 million. As a part of our senior credit facility, we also entered into a five-year $75.0 million revolving line of credit facility, of which the entire balance is unused as at August 31, 2008.
     Cash provided by operations increased by $5.7 million to $6.2 million for the three months ended August 31, 2008, and increased by $3.8 million to $19.5 million for the nine months ended August 31, 2008. The increase in cash provided by operations in the third quarter is driven by our higher revenues in the period, with no significant change in our receivables, and a reduction in our operating expenses. Over the nine month period, our cash has increased due to the timing of cash receipts from significant OEM customers, which is offset by the payment and reduction of royalty accruals during the period.
     Cash used by financing activities decreased by $4.2 million to $0.8 million for the three months ended August 31, 2008 compared to the cash used by financing activities of $5.0 million for the three month period ended August 31, 2007. The decrease in cash used by financing relates to the repayment of $6.0 million on our operating line of credit during the prior period. This was offset by a reduction in proceeds from stock option exercises of $1.1 million as many of the terminated InterVideo employees as well as Corel executives exercised their options in the third quarter of fiscal 2007. Cash provided by financing activities decreased by $79.9 million to cash used by financing of $2.0 million for the nine month period ending August 31, 2008 as compared to the cash provided of $78.0 million for the similar period in the prior fiscal year. This decrease is largely due to an additional term loan of $70.0 million and net draws of $7.0 million from our operating line of credit, both of which were obtained in conjunction with the acquisition of InterVideo, and a decrease in cash generated from exercised options of $3.5 million due to terminated InterVideo employees in the prior year. In the upcoming periods, payments made to reduce debt will increase due to cash sweep obligations within our term loan agreement.
     Cash used in investing activities was $5.0 million in the nine months ended August 31, 2008, a significant decrease over the cash used of $123.5 million in the nine months ended August 31, 2007. The higher cash outlay in the previous fiscal period is due to the purchase of InterVideo on December 12, 2006, and the remaining interest in Ulead on December 28, 2006 for $121.4 million. Cash used in investing activities remained consistent for the three months ending August 31, 2008 as compared to the three months ending August 31, 2007. This includes additional capital asset acquisitions of $1.7 million in the period, of which $1.3 million related to computer hardware, to meet the Company’s plan to invest in its infrastructure.
Adjusted EBITDA
     Adjusted EBITDA was $15.8 million in the third quarter of fiscal 2008 compared to $13.5 million in the third quarter of fiscal 2007. For the nine months ending August 31, 2007, adjusted EBITDA was $44.0 million compared to $37.4 million for the nine months ending August 31, 2007. The increase in EBITDA is due to our increase in gross margin and our reduction in operating expenditures.
     Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. As of August 31, 2008 we were in compliance with all debt covenants. This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted

EBITDA. For the three months ended August 31, 2008 and August 31, 2007, we had cash flow from operations of $6.2 million and $503,000, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(dollars in thousands)	2008	2007	2008	2007
Cash flow provided by / (used in) operations	$6,219	$503	$19,536	$15,727
Change in operating assets and liabilities	3,667	6,387	7,367	3,321
Interest expenses, net	3,540	4,195	10,761	11,834
Income tax provision	(177)	4,314	(274)	4,082
Deferred income taxes	1,233	(3,667)	3,700	(1,352)
Provision for bad debts	(146)	(115)	(379)	(180)
Unrealized foreign exchange losses on forward contracts	—	26	—	(9)
Gain in sale of investments	—	—	822	—
Gain / (Loss) on Interest Rate Swap	193	(337)	(50)	245
Loss on disposal of fixed assets	(19)	(48)	(67)	(102)
InterVideo integration costs	—	2,220	—	3,865
Restructuring costs	293	—	918	—
Expenses associated with evaluation of strategic alternatives	992	—	1,697	—

Adjusted EBITDA	$15,795	$13,478	$44,031	$37,431

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
     Given the amount of debt that we have, if lending rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense would change by $334,000 or each 0.5% change in interest rates, based on debt outstanding as of August 31, 2008. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and related future cash outflows. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
     As of August 31, 2008, our interest rate swaps convert an aggregate notional principal amount of $134.5 million (or approximately 86% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 8.19% to 9.49%. Of our interest rate swaps, $44.5 million are not designated as hedging instruments. During the third quarter of fiscal 2008, we have recorded a gain of $193,000 as a result of recording these interest rate swaps at fair value. On our $90.0 million of interest rate swaps designated as effective hedging instruments under FAS 133, we have recorded a loss of $624,000 in other comprehensive income during the third quarter of fiscal 2008.
     We assess the effectiveness of our interest rate swaps as defined in FAS 133, on a quarterly basis. During this quarter, we have considered the impact of the current credit crisis in the United States in assessing the risk of counterparty default. We believe that it is still likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result we continue to assess the swaps as effective hedging instruments. If there was to be a counterparty default during the life of the contract, there could be a material impact on future cash flows as well as interest expense recorded on our statement of operations. To the extent that the interest rate swaps continue to be in a liability position the impact would not be adverse.
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
          We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in U.S. and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of August 31, 2008 and August 31, 2007 we did not have any forward exchange contracts outstanding. However, we have used U.S Dollar foreign exchange contracts during fiscal 2008, and intend to continue using such contracts into the future.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

          At August 31, 2008, we were a defendant in Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al, an ongoing patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of U.S. Patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; 5,535,008 issued on July 9, 1996; and 6,141,491 issued October 31, 2000. JVC alleges certain Corel video playback applications infringe the patents. We believe that we have meritorious defenses to JVC’s claims and intend to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain. Any potential loss is indeterminable at this time.
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
Items 2, 3, 4 and 5 are not applicable to us and have been omitted.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corel Corporation
By:	/s/ Douglas McCollam
Douglas McCollam
Chief Financial Officer, Director (Principal Financial Officer and Chief Accounting Officer)

Date: October 3, 2008