Form 10-K/A
period 2007-11-30
COREL CORP
filed 2009-01-07
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

This Form 10-K/A amends Items 7, 9A and 11 of the Annual Report on Form 10-K filed by Corel Corporation (the “Registrant”) on February 8, 2008, to provide additional disclosure as requested by the SEC.

No amendments have been made to this Form 10-K/A to reflect events occurring after the filing of the original Annual Report on Form 10-K or modify or update those disclosures affected by subsequent events.

This Form 10-K/A is being filed to amend the Annual Report on Form 10-K as follows:

•	The Registrant’s Annual Report on Form 10-K is hereby amended to revise the “Off-Balance Sheet Arrangements” section in Item 7.

•	The Registrant’s Annual Report on Form 10-K is hereby amended to revise the second paragraph in Item 9A.

•	The Registrant’s Annual Report on Form 10-K is hereby amended to revise the table in the “Option Grants During the Fiscal Year Ended November 30, 2007, to Named Executive Officers” section in Item 11.

•	The Registrant’s Annual Report on Form 10-K is hereby amended to replace the text of Footnote 1 in the “Option Grants During the Fiscal Year Ended November 30, 2007, to Named Executive Officers” section in Item 11.

•	The Registrant’s Annual Report on Form 10-K is hereby amended to revise the text of Footnote 2 in the “Option Grants During the Fiscal Year Ended November 30, 2007, to Named Executive Officers” section in Item 11.

•	The Registrant’s Annual Report on Form 10-K is hereby amended to revise the text of the “Compensation of Directors and Executive Officers” section in Item 11.

•	The Registrant’s Annual Report on Form 10-K is hereby amended to correct the middle initial of Daniel T. Ciporin.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Based on their evaluation as of the end of the period covered by this amendment No. 1 to our annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2007, has been audited by PricewaterhouseCoopers LLP, our independent auditors, as stated in their report which appears in Item 8 of this amendment No. 1 to our annual Report on Form 10-K.

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

		% of Total		Market Value
	Number of Shares	Options Granted	Exercise Price	of Securities
	Underlying Options	to Employees	Per Share	Underlying	Expiration
Name	Granted(1)	in Fiscal Year(2)	($/Security)	Options(3)	Date

David Dobson	200,000	9.0	13.73	Nil	July 17, 2017
Douglas McCollam	30,000	1.4	13.03	Nil	April 24, 2017
Randall Eisenbach	30,000	1.4	0.00	334,200	Jan 3, 2017
Amanda Bedborough	40,000	1.8	6.52	222,800	April 24, 2017
Patrick Morley	50,000	2.3	13.03	Nil	Dec 1, 2007

(1)	Some Named Executive Officers received grants of restricted stock units which are included in the totals above. Randall Eisenbach and Amanda Bedborough received restricted stock units in the amounts of 30,000 and 20,000 restricted stock units, respectively. The options granted to Amanda Bedborough vest as to 25% on the first anniversary of the date of grant and as to an additional 6.25% at the completion of each three-month period thereafter. The options granted to Randall Eisenbach vest in increments of 16.67% at the completion of each three-month period beginning September 1, 2007 and ending December 1, 2008, but vesting is subject to acceleration, in part, in the event that certain performance targets are achieved.

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

Compensation of Directors and Executive Officers

For the fiscal year ended November 30, 2007, the compensation paid to individuals, other than members of our management, for serving as a director was $25,000 per year. The chairperson of the Audit Committee was paid an additional $15,000 for our fiscal year ended November 30, 2007. The chairpersons of the Board’s other standing committees did not receive any additional compensation for acting as chairperson.

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

For the fiscal year ended November 30, 2007, the compensation committee recommended awards under the short-term incentives equal to approximately 84% of each Named Executive Officer’s base salary. These awards were based on the achievement of certain revenue and profit targets and personal goals and objectives. Since the completion of our initial public offering, we did not make any new grants of options to executive officers of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on January 7, 2009.

COREL CORPORATION

By:	/s/ KRIS HAGERMAN
Kris Hagerman
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on January 7, 2009.

SIGNATURE	TITLES

/s/ KRIS HAGERMAN Kris Hagerman	Interim Chief Executive Officer (principal executive officer)

/s/ DOUGLAS McCOLLAM Douglas McCollam	Chief Financial Officer (principal financial and accounting officer)

/s/ DANIEL T. CIPORIN Daniel T. Ciporin	Director

/s/ STEVEN COHEN Steven Cohen	Director

/s/ J. IAN GIFFEN J. Ian Giffen	Director

/s/ AMISH MEHTA Amish Mehta	Director (authorized representative in the United States)

/s/ ALEXANDER SLUSKY Alexander Slusky	Director