Form 10-K
period 2008-11-30
COREL CORP
filed 2009-02-09
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common shares on May 31, 2008 of $10.91, as reported on the Nasdaq Global Market, was approximately $86.3 million. Common shares held as of May 31, 2008 by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 28, 2009 the Registrant had outstanding 25,839,111 common shares, no par value.

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

These forward-looking statements are based on estimates and assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances including but not limited to general economic conditions, product pricing levels and competitive intensity, and new product introductions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from any future results, performance, or achievements discussed or implied by such forward-looking statements. These risks include the risks described in “Item 1A — Risk Factors” below.

These risk factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any intention or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law.

PART I

ITEM 1.	BUSINESS

We are a leading global packaged software company with an estimated installed base of over 100 million active users in over 75 countries. We provide high quality, affordable and easy-to-use Graphics and Productivity and Digital Media software. Our products enjoy a favorable market position among value-conscious consumers and small businesses benefiting from the widespread, global adoption of personal computers, or PCs, and digital capture devices. The functional departments within large companies and governmental organizations are also attracted to the industry-specific features and technical capabilities of our software. Our products are sold through a scalable distribution platform comprised of original equipment manufacturer’s (OEMs) our global e-Stores, and our international network of resellers and retail vendors. We have broad geographic representation with dedicated sales and marketing teams based in the Americas, Europe Middle East and Africa (EMEA), and the Asia Pacific (APAC) regions. Our product portfolio includes well-established, globally recognized brands.

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

Graphics and Productivity

Our primary Graphics and Productivity products include: CorelDRAW Graphics Suite, Corel Painter, CorelDESIGNER Technical Suite, WinZip, iGrafx and WordPerfect Office Suite. CorelDRAW Graphics Suite is a leading vector illustration, page layout, image editing and bitmap conversion software suite used by design professionals and non-professionals around the world. Corel Painter is a Natural-Media digital painting and drawing software that mirrors the look and feel of their traditional counter parts. CorelDESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. WinZip is the most widely used compression utility, with more than 50 million licenses sold to date. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. WordPerfect Office is the leading Microsoft-alternative productivity software and features Microsoft-compatible word processing, spreadsheet and presentation applications.

Digital Media

Our Digital Media portfolio includes products for digital imaging, video editing, optical disc authoring (Blu-ray, DVD, and CD), and video playback. Our Digital Imaging products include Corel Paint Shop Pro Photo, Corel MediaOne, Corel Photo Album, and PhotoImpact. Corel Paint Shop Pro Photo is a digital image editing and management application used by novice and professional photographers and photo editors. Corel MediaOne is a multimedia software program for organizing and enhancing photos and video clips that are primarily taken with a point-and-shoot camera. Corel Photo Album is an entry-level software program that allows users to easily store, organize, share and manage their digital photo collections. PhotoImpact is an image editing software, which provides users with easy-to-use photo editing tools, creative project templates and some digital art capabilities. Our Video editing product is VideoStudio. VideoStudio is our consumer focused video editing and DVD authoring software for users who want to produce professional-looking videos, slideshows and DVDs. Our optical disc authoring products are DVD Movie Factory and DVD Movie Writer. WinDVD is the world’s leading software for DVD, video and Blu-ray Disc playback on PC’s with over 200 million units shipped worldwide. DVD Factory and DVD Movie Writer are consumer optical disc authoring software applications.

Corporate History

We were incorporated in Canada under the Canada Business Corporations Act in May 1985. In January 1989, we released CorelDRAW, a market-leading full-featured graphics software product in the Windows platform. In November 1989, we completed an initial public offering of our common shares. In January 1996, we acquired the WordPerfect family of software products. In August 2003, we were acquired by Vector Capital and taken private under the Business Corporations Act (Ontario).

In October 2004, we acquired Jasc Inc. (Jasc), a leading Digital Media packaged software company. Through the Jasc acquisition, we added Corel Paint Shop Pro Photo and Corel Photo Album to our Digital Media offerings.

In May 2006, we acquired WinZip Inc. (WinZip). As consideration for the acquisition, we issued shares to Vector Capital and repaid all of WinZip’s outstanding indebtedness. Vector Capital acquired WinZip in January 2005. Through this acquisition, we added the WinZip file compression utility to our Graphics and Productivity software offerings. Also in May 2006, we completed an initial public offering of our common shares on the TSX and the NASDAQ Global Market.

On December 12, 2006, we completed the acquisition of InterVideo Inc., a provider of Digital Media authoring and video playback software with a focus on high-definition and DVD technologies. In 2005, InterVideo acquired a majority interest in Ulead Inc., a leading developer of video imaging and DVD authoring software for desktop, server, mobile and Internet platforms. On December 28, 2006, we completed the acquisition of the remaining interest in Ulead Inc.. The acquisitions of InterVideo Inc. and Ulead Inc. (together referred to as InterVideo) were completed in cash transactions totaling approximately $220.4 million. We financed the acquisitions through a combination of our cash reserves, InterVideo’s cash reserves and debt financing which included an amendment to our existing credit agreement to increase available term borrowings by $70.0 million.

This acquisition substantially expanded our presence in the Digital Media software market by creating a broad portfolio of Digital Media and DVD video products. The main products acquired from InterVideo were WinDVD, VideoStudio, DVD Factory, DVD Copy and PhotoImpact. With the combination of our Digital Imaging software and InterVideo’s Digital Media products, we now deliver an expanded portfolio of easy-to-use, multi-purpose high-definition video, imaging, and DVD creation products to consumers and enterprises worldwide. In addition the acquisition has enabled us to further extend our presence in emerging markets and Japan.

Fiscal 2008 Activity

On March 28, 2008, we received an unsolicited proposal from Corel Holdings, L.P. (CHLP) (which is controlled by an affiliate of Vector Capital) the holder of approximately 69% of our outstanding common shares. CHLP proposed to make an offer to acquire all of our outstanding common shares not currently held by CHLP at a price of US$11.00 cash per share. CHLP indicated that any such offer would be conditional upon, among other things, satisfactory confirmatory due diligence and our existing credit facility remaining in place following the consummation of any transaction. Our Board of Directors formed a Special Committee of the Board, which assisted it in evaluating and responding to the CHLP proposal. In addition, the Special Committee undertook a process to evaluate other strategic alternatives to maximize value for all shareholders.

On August 18, 2008, we announced that CHLP had informed us that it withdrew its proposal to facilitate pursuit by us of other alternatives for maximizing value for all shareholders. In light of the withdrawal of the CHLP Proposal and the Board’s desire to oversee evaluation of the potential strategic alternatives directly, the Board unanimously determined that there was no longer a need for the Special Committee. On August 20, 2008, we stated in a press release that we were in discussions with a third party regarding a potential sale of the company. We further stated that no agreement had been reached and there could be no assurance that such an agreement would be reached or, if completed, what its terms, price or timing might be. On October 22, 2008 we announced that discussions with a third party regarding a potential sale of Corel had ceased, and there were no longer any negotiations concerning a future acquisition of us.

On September 10, 2008, management initiated a restructuring plan to streamline its global operations in order to become more operationally efficient and to increase its investment in key growth opportunities, including sales to emerging markets and its eCommerce program. As part of this effort, we have reduced our workforce by approximately 90 employees worldwide.

Our Industry

Prior to the mid-1990s, the packaged software industry was characterized by high annual growth rates, rapid technological innovation and a relatively large number of viable software providers within each product category. Over the past decade the industry has matured, growth rates have become more stable and market share within each major product category has become highly concentrated, with one or two companies having a dominant market position. Our largest competitors, Microsoft Corporation and Adobe Systems Incorporated, currently hold the majority of the market share in our target markets. Growth rates of packaged software sales in emerging economies are expected to be higher than for the global packaged software market as a whole resulting from more rapidly increasing PC adoption rates in these markets. Opportunities for growth may be available within the Digital Media software market thanks to the proliferation of digital capture devices, the introduction of high definition formats, and the rapid expansion of Digital Media content creation and sharing through social networking websites and email.

Our Strategy

Our objective is to profitably grow our installed base of customers and increase sales to our existing users. We plan to achieve this objective through the following strategies:

•	Expand presence in emerging markets. We are expanding our presence in emerging markets, such as China, India, Eastern Europe and Latin America, by continuing to localize our products in additional languages, expanding our reseller network and direct sales force and developing additional regionally-focused versions of our e-Stores. We believe these markets represent attractive growth opportunities for us because they are characterized by first time users of low cost PCs and digital cameras who have not yet developed loyalty to a particular brand of software.

•	Broaden our distribution network to capitalize on the rapid adoption of low cost technologies. We view our relationships with OEMs, other distributors and online services companies as key growth drivers, and we are focused on forging new distribution relationships and broadening our existing relationships. To accomplish this goal, we have implemented a flexible “channel friendly” strategy of providing customized solutions tailored to the specific business needs of OEMs, other distributors and online services companies. We offer these parties:

•	attractive pricing;

•	marketing and sales support and incentives;

•	customized versions of our software; and

•	private label packaging and customized promotional materials.

•	Continue to respond to user needs to better serve specific market sectors and increase loyalty. We will continue to work with our current customer base to help us develop additional product innovations. A particular focus on improving user-experience will strengthen user loyalty while allowing our products to better serve the needs of specific market segments. We have had significant success through our offering of high quality products for specific markets such as the legal and education sectors, and, as we continue to expand, we plan to target additional markets.

•	Continue to deliver high operating margins and positive cash flow. We are committed to maximizing our operating margins and positive cash flow by keeping research and development activities focused on market driven, add-on functionality, utility and geographic reach of our existing product lines rather than pursuing speculative projects. We employ disciplined cost management policies and maintain stringent minimum return-on-investment criteria for our acquisition strategies. Our existing administrative, marketing and distribution infrastructure is highly scalable. We believe it will enable us to grow our revenues without experiencing a proportionate increase in fixed costs, and enabling us to continue to deliver high operating margins.

•	Leverage existing platform and brands to maximize value from acquisitions. We are actively seeking to acquire complementary businesses to ours. Our acquisition and integration strategy is focused on acquisitions of companies with proven and complementary products and established user bases that we believe will be accretive to earnings shortly after the completion of the acquisition. As part of this strategy, in October 2004, we acquired Jasc to extend our reach in digital imaging software, in May 2006 we acquired WinZip to enhance our productivity software offerings, and in December 2006 we acquired InterVideo and completed the acquisition of Ulead to expand our presence in the Digital Media software market by creating a broad portfolio of digital imaging and DVD video products. We analyze acquisition candidates and effect acquisition transactions to ensure they meet our strategic and operational objectives. We seek acquisition candidates that we believe can benefit from our existing global marketing, sales, distribution and general and administrative infrastructure.

•	Increase upgrade conversion rates. Increasing upgrade conversion rates represents a significant incremental revenue opportunity for us. We intend to increase upgrade conversion rates through a number of strategic initiatives, including:

•	increasing our database of registered users through on-line registration for new products; this allows us to market product upgrades to these users more effectively;

•	embedding upgrade information directly in our software and employing other types of proactive marketing within our products, including access to Tips and Tricks, product tutorials, online communities and special offers from us and our partners; and

•	offering products in tiers of functionality, such as entry-level, advanced and expert versions, enabling users at varying levels of product knowledge and sophistication to purchase the applications they need and then migrate to the more advanced versions over time.

Our Products

We provide high quality, affordable, and easy-to-use Graphics and Productivity and Digital Media software. The following table identifies our major software products within our two principal product categories:

	Year of	Fiscal
	Initial	Quarter of	Current
	Release	Latest Release	Version

Graphics and Productivity:
CorelDRAW Graphics Suite	1989	Q1 2008	14
WinZip	1991	Q4 2008	12
WordPerfect Office Suite	1982	Q2 2008	14
iGrafx FlowCharter	1991	Q2 2007	12
Corel Painter	1991	Q1 2007	10
Corel DESIGNER Technical Suite	1995	Q3 2008	14
Digital Media
WinDVD	1999	Q1 2008	9
Paint Shop Pro Photo	1991	Q4 2008	12	(ultimate)
DVD Movie Factory	2001	Q1 2007	6
VideoStudio	1999	Q4 2008	12
PhotoImpact	1996	Q1 2008	13
MediaOne	2007	Q4 2007	2

Graphics and Productivity

Our Graphics and Productivity products include CorelDRAW, WinZip, WordPerfect Office Suite, iGrafx FlowCharter, Corel Painter, and Corel DESIGNER Technical Suite.

CorelDRAW Graphics Suite is easy-to-use and is compatible with most industry standard file formats, allowing the import and export of files in the common formats used by our competitors, including Adobe and its offerings, Adobe Creative Suite and Adobe Illustrator, and Microsoft. CorelDRAW Graphics Suite is used principally by production professionals, graphic designers and sales and marketing personnel and is currently available in nineteen languages.

WinZip.  As one of the most frequently downloaded software products available on the Internet with over 185 million downloads to date, WinZip has developed a strong and highly recognizable brand. The WinZip product line includes three primary products: WinZip, WinZip E-mail Companion and WinZip Self Extractor. WinZip is a widely used compression utility for the Windows platform, allowing users to temporarily reduce the size of their computer files for more effective transmission and storage. WinZip also includes encryption functionality to provide additional security in protecting sensitive information. WinZip is based on the .zip file format, but also supports a number of alternative compression formats. WinZip E-Mail Companion extends WinZip’s functionality to Microsoft’s Outlook and Outlook Express email applications, automating the compression and encryption of email file attachments. WinZip Self Extractor allows users to create archives that can be decompressed without the need for WinZip or other compatible decompression utility.

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

WordPerfect Office Suite.  The Standard Edition of WordPerfect Office Suite includes the WordPerfect, Quattro Pro and Presentations applications. Depending on the version of the suite, WordPerfect MAIL and Paradox are also included. WordPerfect is an easy-to-use word processing application that includes the ability to integrate charts, tables, images and graphics. Quattro Pro is a spreadsheet and database application with 3D chart functionality. Presentations is an application for producing multimedia presentations, overheads and transparencies. WordPerfect MAIL is an e-mail, calendaring and contact management application. Paradox is a database application.

WordPerfect Office Suite is an innovative, full-featured software suite and is the leading alternative to Microsoft Office. Our WordPerfect Office Suite applications are compatible with Microsoft Office’s applications, allowing users to create documents from scratch, open and save documents in multiple versions of the Microsoft Word, Excel and PowerPoint file formats. WordPerfect Office Suite is used principally by governments, legal professionals and corporate legal departments, academic institutions, small-to medium-sized businesses and individual consumers.

iGrafx Flowcharter (iGrafx).  The iGrafx suite of products allows enterprises to analyze, streamline and optimize their business processes while ensuring compliance with regulatory and service level requirements. Uses of iGrafx include visually depicting the elements of a business process, such as a supply chain solution and identifying, simulating, and visually presenting how a business can improve its business processes. iGrafx’s main competitors are IDS-Scheer Aris and Metastorm. iGrafx products are currently offered in eight languages.

Corel Painter.  Corel Painter is a digital drawing and painting application that, when used with a pen tablet, simulates natural media, such as watercolors, inks, oil paints, pencils, chalks and pastels. Users include commercial artists, professional photographers, fine artists and professional digital artists who wish to create new works of art or enhance existing images. Because it is compatible with Adobe Photoshop, Corel Painter provides additional natural media functionality not otherwise available with Photoshop. Corel Painter is currently available in seven languages.

Corel Painter Essentials is a simple to use drawing and painting application that also provides an automated method of turning digital photographs into paintings. Users are primarily consumers, hobbyists, school teachers and their students.

Corel DESIGNER Technical Suite.  Corel DESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. The suite consists of Corel DESIGNER for design, illustration and page layout, Corel PHOTO-PAINT for digital image editing and Corel PowerTRACE for the conversion of bitmaps to vector images. Corel DESIGNER Technical Suite includes filters to import 3D computer-aided design diagrams. Corel DESIGNER Technical Suite is currently available in three languages and is primarily used by engineering departments and technical publishers, who use the software to create professional-quality graphics that can be easily used in business documents, presentations and web and intranet pages. Examples of its uses include creating product manuals, assembly instructions and product specification diagrams. Corel DESIGNER Technical Suite is used in the manufacturing, automotive and aerospace industries from the conceptualization stage, through the design specification stage, to the production of technical manuals and marketing material. Corel DESIGNER Technical Suite provides an easy-to-use technical illustration application at an affordable price compared to its main competitors IsoDRAW, Autodesk AutoCAD LT and Deneba Canvas.

Digital Media

Our Digital Media products include WinDVD, Corel Paint Shop Pro Photo, DVD Movie Factory, VideoStudio, PhotoImpact and Corel MediaOne, and Photo Album.

WinDVD.  WinDVD is the market leading application for DVD, Blu-ray Disc playback on Windows-based personal computers, with an installed base exceeding 200 million copies. WinDVD is bundled with PCs by most of the world’s market leading PC OEMs. In addition to its long established support for standard definition DVD playback, WinDVD now includes support for high-definition video, including H.264, VC-1, WMV-HD and AVCHD as well as high-definition lossless audio options such as Dolby TrueHD. LinDVD is the Linux-based version of our DVD software player designed for Linux-based PCs and CE devices. LinDVD is made available to PC OEMs and Linux software distributors for bundling with their system or operating system products. WinDVD is currently available in twenty-two languages,

Corel Paint Shop Pro Photo.  Corel Paint Shop Pro Photo allows users to create, manipulate and manage digital images with photo editing, digital art and precision graphic design tools. Primary examples of its uses include digitally altering photos by fixing scratches and blemishes, changing colors, digitally removing people, objects and “red-eye” from photos and combining photographs into collages. Corel Paint Shop Pro Photo provides advanced functionality at an affordable price to users of digital cameras ranging from novices to professionals, graphics hobbyists and business users. Adobe Photoshop, a competing product, sells at a higher price and is directed at professional graphic designers. Corel Paint Shop Pro Photo is currently available in eleven languages.

DVD Movie Factory.  DVD Movie Factory is a powerful consumer authoring and burning application, and provides users with the ability to author video in multiple formats, including DVD, Blu-ray, HD DVD and AVCHD. DVD Factory provides end users with a set of tools and templates for the development of menus and other interactive features for their chosen output format.

VideoStudio.  Video Studio is a full featured video editing application that also provides an extensive set of “wizards” and templates to enable ease of use for new users. The base software supports DVD and other standard definition formats, while Video Studio Plus adds support for the high-definition Blu-ray, HD DVD and AVCHD formats. Video Studio provides a full set of tools for the editing and manipulation of video from multiple sources including SD and HD camcorders. Video Studio Plus also provides one-button encode and upload to YouTubetm. Video Studio is currently available in thirteen languages.

PhotoImpact.  PhotoImpact combines easy-to-use photo editing, photo projects tools and digital art to make digital photography and image creativity fast and easy. PhotoImpact is designed for the family “memory keeper” and the graphic arts hobbyist with its effective photo enhancement tools and photo projects. Video enthusiasts can enhance their projects by exporting DVD menus from PhotoImpact directly into DVD Factory and VideoStudio.

MediaOne.  MediaOne is an all-in-one entry level multimedia application that combines simple digital image and video editing tools, slide show, online sharing and scrapbook tools. MediaOne is typically used by family “memory keepers” to organize and share their digital media memories with friends and family. MediaOne also provides end users with easy online backup tools to preserve their data easily. MediaOne is currently available in thirteen languages.

Corel Photo Album.  Corel Photo Album allows users to store, organize, share and manage their digital photograph collections. Our software organizes photographs on users’ computers by date, folder, keyword or other desired criteria. Users of Corel Photo Album can organize and publish photo albums, create scrap-books, print and share photographs, create slide shows and create CD and DVD back-ups of digital images. In addition, the software provides basic photograph enhancement capability which seamlessly integrates with Paint Shop Pro Photo for more advanced image editing. Corel Photo Album’s main competitors are Adobe

Photoshop Elements and Microsoft Digital Image Suite. Corel Photo Album is currently available in seven languages.

Customer Support

We provide several customer support options, including phone, email and self-help tools, to meet the varied needs of our customers. Support options range from 24 hour 7 day a week free support via the Internet to fee-based options through maintenance agreements for enterprise customers or on a per incident basis for individual consumers. Our customer service representatives provide technical support, answer questions about product specifications, sell our products and provide replacement media and documentation. We maintain a database of technical support articles on our web site that is updated regularly with useful information and frequently asked questions and answers regarding our products. We maintain internet news groups and community forums to provide users with a mechanism to provide feedback as well as receive technical updates and notes. We also provide up-to-date information about common issues and useful tips on our web site. The majority of our in-house customer support personnel are located in Ottawa, Canada, Maidenhead, England and Makati City, Philippines.

Distribution, Sales and Marketing

Distribution

We have a global, multi-channel distribution network, including OEMs, the Internet, retailers and resellers, in over 75 countries through which we are able to distribute our software.

OEMs.  We distribute our software under license agreements with OEMs granting them the right to distribute copies of our software installed on their hardware products. With the acquisition of InterVideo and its existing relationships, we have further broadened our network of OEMs. We have relationships with over 100 OEMs, including Hewlett Packard, Lenovo, Sony, NEC, and Toshiba.

Internet Distribution.  Our global e-Stores allow consumers to purchase most of our software products directly from us and has been one of our fastest growing distribution channels. Our e-Stores are the central hub for all After Point of Sale and OEM sales.

Retail and Reseller.  Our retail and reseller channel encompasses our relationships with over 25,000 resellers, including the following:

•	retailers including Office Depot, Best Buy, CompUSA, Staples, Office Max, Future Shop, Amazon, Dixon System Group and Media Market, who sell our products to consumers and small businesses;

•	software distributors, including Ingram Micro, Softbank, Navarre and Synnex, who sell our products to their retail customer base and license programs to their reseller partners;

•	large account resellers, including CDW, Insight, Software House International, SoftChoice, ASAP and Softmart USA, who sell our software directly to large enterprises and government accounts, working closely with our direct sales force to help fulfill orders; and

•	value-added resellers, including independent software vendors, consultants, system integrators and custom application developers, who generally service small to medium-sized businesses and provide varying degrees of technical support, implementation services and customization.

Direct Sales.  Our direct sales force facilitates sales through other channels and the establishment of key relationships with OEMs, retail chains and resellers. The direct sales force also directly targets government and large enterprise clients.

Sales and Marketing

Our global sales and marketing organization is comprised of approximately 310 employees located in 22 countries as of November 30, 2008. The organization is focused on increasing sales by establishing and maintaining personal contact with our distributors and customers.

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

Internal Systems

We use various standard applications to provide a flexible and scalable infrastructure to accommodate growth and information needs. We use in-house development resources to maintain these systems and provide custom integration of applications to meet our reporting and business needs. The primary applications we use include Oracle for financial controls, reporting and human resources, Cognos for operational reporting, IBM Websphere for our e-Stores, Onyx customer relationship management database for customer and prospective customer information and RightNow Technology interactive knowledge base for customer and technical support. We are replacing, IBM Websphere with ATG as the primary application for our e-Stores, to meet our anticipated growth in this area. We believe these systems are sufficient to accommodate our anticipated growth.

Outsourced Manufacturing

ModusLink manufactures the principal materials and components used in the physically packaged versions of our products, including CD-ROMs and DVDs, product manuals and packaging, pursuant to a fixed price agreement. ModusLink prepares items to our specifications at manufacturing sites in the U.S., Czech Republic and Taiwan and engages third-party printers for the printing of the packaging and the manuals to be included with our packaged software. We provide ModusLink with all packaging and manual design templates.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of trademark, patent, copyright, trade secret, and other common law in the U.S., Canada and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have obtained registrations for many different trademarks in more than 70 separate countries, have numerous issued patents in the U.S. and Canada and own many copyright registrations. Our patents expire on various dates between 2010 and 2021. As part of our hiring process, we typically require employees to execute written agreements containing confidentiality undertakings, intellectual property assignments, non-solicitation obligations, and in some cases, non-competition obligations in our favor.

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

The software industry is characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based upon allegations of infringement or other violations of intellectual property rights. We may be constrained by the intellectual property rights of others. We are currently a defendant in a lawsuit alleging intellectual property infringement, and we may again in the future have to defend against intellectual property lawsuits. See “Item 1A — Risk Factors — Our business may be constrained by the intellectual property rights of others, and we have been and are currently subject to claims of intellectual property infringement, which are costly and time-consuming to defend”.

Competition

We compete with other software vendors for customers at the retail level and in corporate accounts, and for access to distribution channels. Our two primary competitors are Microsoft and Adobe. We believe that Microsoft Office and Adobe Systems hold most of the global market for Graphics and Productivity software and for Digital Media software. We are the next largest provider of packaged Graphics and Productivity and Digital Media software in our target markets. We also compete with a number of smaller companies, such as Sonic Solutions, Nero, ArcSoft and Cyberlink, that target certain sectors of the packaged software market.

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

Research and Development

We have a research and development (R&D) team of approximately 460 software professionals, the majority of whom are located in our Taiwan office and our corporate headquarters in Ottawa, Canada.

Following the acquisition of InterVideo in fiscal 2007, we now have a stronger concentration of development expertise focused on digital media innovations. Our R&D investments in the Graphics and Productivity product lines will remain focused on extending their core technologies to deliver compelling user experiences that meet the needs of today’s workflows and to reach users in new customer segments, new vertical markets, and new geographies. Our R&D investments in the Digital Media portfolio will focus on maintaining our technological leadership with leading-edge innovations that differentiate our offerings in the minds of end users and our OEM partners. The different levels of R&D investment for each of our two main product categories is a reflection of the relative maturity and growth potential of each sector. In all cases, our R&D focus will be on increasing the user enjoyment of our products by concentrating on usability: bringing the most frequently used features to the surface in order to make them more readily accessible and intuitive to users of all skill levels.

Our increased focus on usability is reflected in the enhancements we have made to many of our products. For example we have increased the inter-operability of our WordPerfect Office Suite productivity applications with their Microsoft and Adobe counterparts. A new interface has been inserted in Corel Painter Essentials that provides for easy digital painting and making paintings from photos. We have also modernized our interfaces in both CorelDRAW Graphics Suite X4 and Corel DESIGNER so that they are more intuitive.

The integrated development teams have been collaborating on key projects and sharing best practices. The development teams have standardized development, localization and release processes to ensure our products make it to the market in the most efficient way. A new industry-leading and intuitive installation, setup and patching device is being leveraged across product lines. User focused design and usability processes developed for CorelDRAW and Corel Painter are being used in the development of other product lines. Finally, in-product marketing and product updates are now delivered via a cohesive common platform.

Localization and geographic expansion remains core to our product strategy, providing users in emerging markets with software in their native language. We have now integrated our localization teams under a single point of leadership in order to maximize our efficiency for expanding our global reach. We have increased the level of languages provided across all product lines, including WinDVD, CorelDRAW Graphics Suite X4 and Video Studio, which are now offered in twenty-two, nineteen and thirteen languages, respectively.

Finally, while our business is largely focused on desktop applications, we have taken steps to reflect the growing importance of the web to our users. Many of our products leverage a hybrid model, maximizing the value of both the desktop and on line environments. By providing users with a bridge between the two, we believe we can offer them an even better user experience. For example, CorelDRAW Graphics Suite users can collaborate and share design ideas online through our partnership with Conceptshare.com. Our partnership with Smilebox, enables Corel Media One Plus users to create personalized photo and video projects and share them on their favorite blog, social network or via email. Zazzle enables our users to take artwork created in Painter Essentials and send it to an online printing service where they can create canvases, mugs, t-shirts and other keepsakes-all from within the Corel application. These partnerships along with others such as KDDI, NetBlender, and WhatTheFont.com ensure that we provide our users with the benefits of both the desktop and Web based environments, providing them with a more rewarding user experience.

We plan to expand our product offerings through the acquisition of proven products and technology and to employ our R&D efforts to improve the utility of those products and technology to both our existing and new customers. Our research and development expenses for our fiscal years ended November 30, 2006, 2007 and 2008 were $25.9 million, $46.4 million and $44.5 million, respectively.

Employees

As of November 30, 2008, we had approximately 1,040 full-time employees, a reduction of 70 from our level as of November 30, 2007, due largely to restructuring activities completed in September of 2008. The total consists of 310 employees engaged in sales and marketing, 460 engaged in research and development and the remaining 270 engaged in general administration, finance and customer support. As of November 30, 2008, we have employees in 22 countries, including approximately 430 employees in our North American operations, 90 employees in EMEA, and 520 employees in APAC.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is a risk that we will not continue to be successful in the future. None of our employees are subject to collective bargaining agreements. Management believes relations with employees are good.

Financial Information by Business Segment and Geographic Data

We operate in one business segment, the packaged software segment. For information regarding our geographic data, please refer to Note 19 — Segment Reporting of our Notes to our Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the SEC Web site at http://www.sec.gov and on our Investor Relations Web site at http://www.corel.com. We make our filings available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K unless otherwise noted.

ITEM 1A.	RISK FACTORS

Risks Relating to our Business

The recent disruption in the overall economy and the financial markets will adversely impact our business.

Many industries, including businesses providing packaged software solutions, have been affected by current economic factors, including the significant deterioration of global economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have greatly reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position. Disruptions in the overall economy may also lead to a lower collection rate on billings as consumers or businesses are unable to pay their bills in a timely fashion. Decreased cash flow generated from our products may adversely affect our financial position and our ability to fund our operations. In addition, macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets. The disruption in the credit markets may also adversely affect the availability of financing to support our strategy for growth through future acquisitions. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

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

These restrictions could limit our ability to pursue acquisitions, withstand downturns in our business, or take advantage of business and tax planning opportunities. Furthermore, our debt facilities require us to maintain specified financial ratios and to satisfy specified financial condition tests, and under certain circumstances require us to make annual mandatory prepayments with a portion of our available cash. As of November 30, 2008 we were in compliance with all of our debt covenants. However, our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions and there is a risk we will not be in compliance in the future.

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

The long-term trend in our business reflects growth in revenues from acquisitions and not our existing products and that growth through acquisitions may not be representative of future growth.

Although our financial results have improved since our acquisition by Vector Capital, a significant portion of that improvement resulted from our implementation of cost reduction initiatives, including a significant reduction in our workforce, as well as additional revenue we obtained primarily through the sale of products acquired through acquisitions. Because our products and markets are relatively mature, and since our strategy does not include internal development of new product lines, our prospects for offsetting declining organic revenues in mature products and for future growth are highly dependent on our ability to complete acquisitions of complementary businesses, products or technologies. Recent increases in our revenues are primarily attributable to the inclusion of InterVideo revenues beginning with our fiscal 2007 results. Our reliance on acquisitions as a primary means of achieving future growth involves a number of risks and uncertainties, many of which are beyond our control.

For example, the purchase price for acquisitions will depend significantly on overall market conditions, the degree of competition from other strategic or financial buyers and the availability of attractive acquisition candidates with complementary products or services. In addition, we may need debt or equity financing to pay for acquisitions, which may not be available to us on acceptable terms or at all, particularly after the tightening in the credit market in fiscal 2008. Our ability to use our common shares as currency to pay for acquisitions will depend on the trading price of our common shares, which may be volatile as demonstrated during the final quarter of fiscal 2008, when our share price declined from a high closing price of $10.15 per share to a low closing price of $4.23 per share. If we cannot successfully execute our acquisition strategy our growth will be constrained and the value of our common shares could decline.

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

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or undergo other adverse effects that we currently do not foresee. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in those markets have stronger market positions.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. In addition, because acquisitions of technology companies are inherently risky, there is a risk that our previous or future acquisitions will not be successful and will adversely affect our business, operating results, or financial condition.

If we fail to manage our growth effectively, our business could be harmed.

Our strategy is to maximize value by achieving growth both organically and through acquisitions. Our ability to effectively manage and control any future growth may be limited. To manage any growth, our management must continue to improve our operational, information and financial systems, procedures and controls and expand, train, retain and manage our employees. If our systems, procedures and controls are inadequate to support our operations, any expansion could decrease or stop, and investors may lose confidence in our operations or financial results. If we are unable to manage growth effectively, our business and operating results could be adversely affected, and any failure to develop and maintain adequate internal controls over financial reporting could cause the trading price of our shares to decline substantially.

Our core products compete with products offered by Microsoft and Adobe, which have dominant market positions and other significant competitive advantages.

Our WordPerfect Suite competes with Microsoft Office which has the majority of the global market for office suite software. In addition, our Digital Media products compete with similar products offered by Adobe, which has the majority of the global packaged Digital Media software markets in which we compete. It is extremely difficult for us to increase our market share among existing software users because they tend to have high levels of brand loyalty due to the actual or perceived cost, time and effort required to transition existing files and learn how to use new software. The existence of these dominant brands also makes it more difficult for us to attract first-time software buyers because Microsoft and Adobe can offer ubiquitous products that enable file sharing with other users of their respective products without compatibility concerns.

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

We believe that a variety of factors in the current market could contribute to the risk that prices and our gross margins will decrease in future fiscal quarters. For example, as our customers continue to assess their business strategies and their budgets for our or our competitors product offerings, we may feel additional pressure to lower our prices.

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

In our fiscal year ended November 30, 2008, we derived a substantial amount of our revenues from our relationship with PC OEM manufacturers. To the extent our relationships with one or more of these large OEMs are interrupted or terminated for any reason, our revenues may decline. In addition, our agreements with these companies only provide a general framework governing our relationships. These agreements do not contain any exclusivity provisions, and these companies have no obligation to purchase a minimum quantity of our products, promote our products or continue distributing our products. Each of these companies also distributes the products of our direct competitors. Accordingly, these companies may stop distributing our products, they may feature competitive products more prominently or they may fail to effectively promote the sale of our products to their customers, which would harm our competitive position and operating results.

Because there are a small number of large PC OEMs, we only have a limited number of potential new large OEM customers, which will cause revenue to grow at a slower rate.

At present, we distribute a number of our products bundled with product offerings of OEMs such as Hewlett Packard, Lenovo, Sony, NEC, Toshiba Acer and ASUS. There are comparatively few large-scale OEMs. Our reliance on this sales channel involves many risks, including:

•	we lack control over the shipping dates or volume of systems shipped by OEMs;

•	our OEM partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due, among other things, to an increasingly competitive relationship with certain partners;

•	sales through our OEM partners are subject to changes in strategic direction, competitive risks, and other issues that could result in a reduction of OEM sales;

•	the development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenues;

•	the time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market;

•	our OEM partners may develop, market, and distribute their own products and market and distribute products of our competitors, which could reduce our sales; and

•	we rely on these OEM partners to self report license revenues payable to us based on their product sales. If the revenues from these reports are understated we could receive significantly less cash than we are entitled.

Slow growth, or negative growth, in the PC industry could reduce demand for our product, and reduce gross profit.

Our revenue depends in large part on the demand for our products by OEMs. The PC industry has experienced slow or negative growth in the recent past due to general economic slowdowns, market saturation and other factors. If slow growth in the PC industry continues or negative growth occurs, demand for our products may decrease. Furthermore, if a reduction in demand for our products occurs, we may not be able to reduce expenses commensurately, due in part to the continuing need for research and development. Accordingly, continued slow growth or negative growth in the PC industry could reduce our gross profit.

If we fail to maintain strong relationships with our resellers and distributors, our ability to successfully deploy and sell our products may be harmed.

We primarily market our product offerings through resellers (such as Office Depot and Best Buy) and distributors (such as Ingram Micro). We focus our efforts on larger distributors, which has resulted in our dependence on a relatively small number of distributors licensing a large amount of our products. Our distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. In addition, the financial health of these distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens, as demonstrated in the fourth quarter of fiscal 2008 with the bankruptcy of one of our major customers.

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

Our products, in particular our Digital Media applications, are sold subject to significant royalties which we pay to third parties, including third parties who hold patents and other intellectual property rights which purport to cover the technology contained within our products. These third parties could, from time to time, increase the royalties we are charged which could adversely effect our margins and profits. In addition, our products could become subject to the payment of additional royalties to other third parties which could also adversely affect our margins and profits. See prior risk factor — “Our business may be constrained by the intellectual property rights of others, and we have been and are currently subject to claims of intellectual property infringement, which are costly and time-consuming to defend”.

Our success depends on our ability to adequately prevent piracy of the proprietary content owned by others which is accessed by customers through the use of our products.

Our products allow our customers to use or display proprietary content owned by third parties, such as our customers’ use of our WinDVD product to play movies owned by various movie studios and production companies. Individuals who are sophisticated in the field of DVD technology and encryption have made use of our products to bypass security measures implemented by movie studios, hardware and software manufacturers (the “Advanced Access Content System” or “AACS Security Protocol”) and pirate the proprietary content, thereby making it available to others who can then view the content without paying the required fees to the content owners or their agents. While we continuously update the security of our products to prevent such occurrences, there is a risk that those breaches will occur in the future. The use of our products to improperly access proprietary third party content, and our requirement to update our software to correct any deficiencies, could harm our reputation with third party content providers and our customers. In some circumstances, it could also expose us to litigation and/or the requirement to compensate the owners of the proprietary content which is pirated. Further, repeated deficiencies of this type in our products could cause the AACS licensing authority to terminate our AACS license which allows us to participate in the AACS Security Protocol, a prerequisite for our products to be able to play high definition DVD content distributed by some movie studios and production companies. The loss of our AACS license would make our WinDVD product less attractive to some of our important OEM customers, upon whom we rely for a significant amount of our revenue. Accordingly, our failure to adequately protect proprietary third party content could cause us to lose customers and potentially expose us to having to pay compensation to content owners, either of which would harm our business.

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

As of November 30, 2008, we had approximately $156.4 million of total debt outstanding and an unused $69.4 million revolving credit facility. Our indebtedness is secured by substantially all of our assets and could have important consequences to our business or the holders of our common shares, including:

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

In addition, because some of our debt bears interest at variable rates, we are subject to interest rate risk in the event interest rates increase at a faster pace and/or to higher levels than we have experienced in recent periods. See “Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

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

Large online services companies are constantly seeking new ways to drive Internet traffic to their websites and increase their user bases, such as Google’s Picasa, Docs, and SketchUp, which compete against some of our digital media and productivity products. Because these companies primarily earn revenues through the sale of advertising or the collection of subscription fees, they are often willing to provide free or low cost products and services to their users to increase usage of their core services.

The manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors.

Traditionally, most consumer software has been sold as a separate stand-alone item through retail vendors. Increasingly, software products are being bundled with hardware or online services and sold directly by the OEMs and online services companies. Although we have relationships to bundle our software with some hardware and online services providers, if we are not successful in maintaining these relationships and with forging distribution arrangements with digital camera manufacturers or additional participants in all the markets we serve, our competitors may gain a significant competitive advantage.

We generally receive significantly lower prices for software that is bundled with hardware or services than we receive for physically packaged software. In the case of software bundled with hardware, we generally bundle lower functionality versions of our software and provide the opportunity for users to upgrade to more full-featured versions. Accordingly, even if we are successful in expanding our relationships with OEMs, our revenues may decline to the extent purchasers through these channels do not purchase our software through the retail channel or elect not to purchase our software upgrades.

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

An interruption of our supply of certain products or key components from our sole source supplier, or a price increase in those products or components, could hurt our business.

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

The effectiveness of our customer service and technical support operations are critical to customer satisfaction and our financial success. If we do not respond effectively to service and technical support requests we will lose customers and miss revenue opportunities, such as product renewals and new product sales. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. If we do not adequately train our support representatives, our customers may not receive an appropriate level of support, we could lose customers and our financial results could suffer.

We are subject to risks associated with international operations that may harm our business.

In our fiscal year ended November 30, 2008, we derived approximately 51.9% of our total revenues from sales to customers outside of the Americas. Our international operations subject us to a number of risks, challenges and uncertainties, including the following:

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

We have tax losses carried forward available to offset future taxable income of $90.6 million as of November 30, 2008. Approximately 51% of our tax losses are in Canada. Under Canadian tax rules, we can only use losses to offset future taxable income from the same business or a business that is similar to the one that incurred the losses. While our Canadian losses are not subject to any annual deduction limitations, all of our losses expire between the tax years 2009 through 2028. Of the tax losses carried forward available to us, approximately C$51.0 million will expire in fiscal 2009. As of November 30, 2008, we also had approximately $155.4 million of tax depreciation in Canada that would be available to offset taxable income in future years. We have not recorded a financial statement benefit for these attributes. We have not been subject to a tax audit or review for the 2006, 2007 and 2008 tax years, and while we believe that our tax assets have been appropriately determined, there is a risk that, in the event of an audit, the tax authorities would not agree with our position.

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

The Company’s tax returns are subject to review by taxing authorities in the jurisdictions in which we operate. Although we believe that we have provided for all tax exposures, the ultimate outcome of a tax review could differ materially from our provisions. The Minister of Revenue of Ontario issued a material reassessment in respect to our 2000 through 2002 taxation years. See note 12 of our financial statements, included in Item 8 of this Annual Form 10-K.

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

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets on our balance sheet are the technologies, customer relationships and trademarks we acquired with InterVideo and WinZip, Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of goodwill on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	changes in our organization or management reporting structure could result in additional reporting units, which may require alternative methods of estimating fair values or greater desegregation or aggregation in our analysis by reporting unit; and

•	a decline in our market capitalization below net book value.

As of November 30, 2008, we had identified intangible assets with a carrying value in our financial statements of $67.0 million, all of which are definite-lived, and goodwill of $82.3 million. At November 30, 2008, given the current disruption and uncertainty in the global economy, our significant decrease in our stock price over the last fiscal quarter, and our revenues being slightly lower then projected, we determined that the appropriate triggers had been reached for an impairment test of all our intangible assets. We performed asset recoverability tests and determined that there has been no impairment of our definite lived intangible assets. Furthermore, we compared our carrying value of goodwill to the fair value of the associated reporting unit, the Company, and determined that there has been no impairment of our goodwill.

Further adverse changes in our operations or other unforeseeable factors could result in an impairment charge in future periods that would impact our results of operations and financial position in that period.

We are exposed to fluctuations in foreign currency exchange rates.

Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries. With our increased international presence in a number of geographic locations and with international revenue and costs projected to increase, we are exposed to changes in foreign currencies including the Euro, British Pound, Canadian Dollar, Japanese Yen, and the Taiwanese Dollar. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue, future operating expenses and operating results.

We are potentially exposed to default risk on our interest rate swaps and our line of credit, and there are limitations on our ability to draw on that line of credit.

As of November 30, 2008, we had $134.5 million of interest rate swaps which convert an aggregate notional principal amount of $134.5 million (or approximately 86% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. These swaps protect us against the risk of adverse fluctuations in the London interbank offered rate (LIBOR).

Given the current economic disruptions and the restructuring of various commercial financing organizations, there is a risk of counter-party default on these items. Currently, our exposure to default risk on our interest rate swap agreements is minimal as we are currently in a liability position on all interest rate swaps. However, if the LIBOR rates were to significantly increase, there is a risk that one or more counterparties may be unable to meet its obligations under the swap agreement.

We also have a line of credit with $75.0 million available to us under our term loan agreement to fund operating and investing activities. However, it is unlikely that we will be able to draw down the full line of credit of $75.0 million position due to debt covenants. Currently, we believe we are in a position to make draws of approximately $40.0 million based on our current financial position at November 30, 2008, without violating our current debt covenants. There is a risk that maximum draw could be less in the future depending on our operating results. Furthermore, our lender may not be able to honor their line of credit commitment, which could lead to us seeking financing in a credit market that is becoming less accessible. This could adversely impact our ability to fund some of our internal initiatives or future acquisitions.

Risks Related to an Investment in our Common Shares

Our common share price is likely to be volatile.

The market price of our common shares may be volatile in response to a number of events, including:

•	our quarterly operating results;

•	sales of our common shares by principal shareholders;

•	small trading volumes and small public float;

•	future announcements concerning our or our competitors’ businesses;

•	changes in financial forecasts and recommendations by securities analysts or the termination of coverage by one or more securities analysts;

•	actions of our competitors;

•	general market conditions, economic conditions including the recent downturn, and political conditions;

•	natural disasters, terrorist attacks and acts of war; and

•	the other risks described in this section.

Vector Capital has significant control over our business and an investor may not have the same corporate governance protections investors would have if we were not a controlled company.

Vector Capital owns approximately 68% of our outstanding common shares. As a result, Vector Capital has the ability to influence our business, policies and affairs and has the ability to control the outcome of all elections of directors and any shareholder vote regarding a merger, other extraordinary transaction or any other matters. Messrs. Slusky and Mehta, who are members of our Board, are principals of Vector Capital. Vector Capital has no separate contractual rights to nominate any directors. There is a risk that the interests of Vector Capital and these directors will not be consistent with the interests of other holders of common shares.

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

We have in the past, and may in the future, rely on these exemptions and as a result, a majority of our Board may not be independent. In addition, while we will have a nominating and corporate governance committee and a compensation committee, these committees will not consist entirely of independent directors. Our audit committee had only two independent directors for the transition period ending April 25, 2007, as permitted by applicable NASDAQ and SEC rules and by the rules and regulations of the Canadian provincial securities regulatory authorities. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

Vector Capital’s ownership of a majority of our common shares, coupled with provisions contained in our articles of incorporation and Canadian law, reduce the likelihood that other investors will receive a premium upon a change of control.

As our controlling shareholder, Vector Capital has the sole ability to transfer control of our company to a third party, making it possible that other investors will not receive a premium upon a change of control. In addition, even if and when no single shareholder controls us, provisions of our articles of incorporation and Canadian law may delay or impede a change of control transaction. Our authorized preferred shares are available for issuance from time to time at the discretion of our Board, without shareholder approval. Our Board has the authority, subject to applicable Canadian corporate law, to determine the special rights and restrictions granted to or imposed on any wholly unissued series of preferred shares, and such rights may be superior to those of our common shares. Limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition of Canada to review any acquisition of a significant interest in us and grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets as calculated pursuant to the legislation exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to be a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive our shareholders of the opportunity to sell their common shares.

Investors may be unable to enforce actions against the Company and certain of our directors under U.S. federal securities laws.

A majority of our directors and officers reside outside of the U.S.. Because all or a substantial portion of our assets and the assets of these persons are located outside the U.S., it may not be possible for investors to effect service of process within the U.S. upon the Company or those persons. Furthermore it may not be possible for investors to enforce judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the U.S. against the Company or those persons. There is doubt as to the enforceability in original actions in Canadian courts of liabilities based upon the U.S. federal securities laws, and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against the Company, certain of our directors and officers or our independent public accounting firm.

U.S. investors in our company could suffer adverse tax consequences if we are characterized as a passive foreign investment company.

As at November 30, 2008, we believe that our company is not a passive foreign investment company. However, if, for any taxable year, our passive income or our assets that produce passive income exceed levels provided by U.S. law, we may be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to our shareholders. If we were classified as a PFIC for any taxable year in which a U.S. shareholder held our shares, such U.S. shareholder could be subject to increased U.S. federal income tax liability and an interest charge upon the sale or other disposition of our common shares or upon the receipt of amounts treated as “excess distributions.” U.S. shareholders should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of the PFIC rules discussed in this paragraph.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive office and registered office is located in Ottawa, Ontario, Canada. The following chart, updated as of November 30, 2008, outlines significant properties that we currently lease for operations. In addition to these, we lease office space in various countries around the world where we perform sales and marketing functions. Management believes that these facilities are well maintained, are adequate for our immediate needs and that additional space is available if needed to accommodate expansion.

		Area	Expiration
Location	Purpose	(in square feet)	Year

Ottawa, Canada	Corporate Head Office	82,224	2018
Taipei, Taiwan	Research and Development/Sales, Marketing & Administration	50,525	2013
Shanghai, China	Research and Development/Sales and Marketing	16,258	2010
Mountain View, California	Sales and Marketing / General and Administrative	16,076	2014
Tualitin, Oregon	Sales/Research and Development	10,908	2012
Maidenhead, England	Sales and Administration	10,549	2015
Mansfield, Connecticut	WinZip Sales, Operations and Administration	8,890	2009
Yokohama, Japan	Sales and Marketing	6,923	2012
Munich, Germany	Sales and Administration	6,657	2012
Beijing, China	Sales and Marketing/Research and Development	4,324	2010
Munich, Germany	iGrafx Sales and Administration	3,627	2013
KaoHsuing, Taiwan	Research and Development	3,023	2009
Makati City, Philippines	Customer Support	3,016	2010

ITEM 3.	LEGAL PROCEEDINGS

We are currently, and from time to time, involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business, including assertions from third parties that we may be infringing patents or other intellectual property rights of others and from certain of our customers that they are entitled to indemnification from us in respect of claims that they are infringing such third party rights through the use or distribution of our products. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. Failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business.

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

At November 30, 2008, we were a defendant in Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al, an ongoing patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of U.S. Patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; 6,141,491 issued October 31, 2000; and 5,535,008 issued July 9, 1996. JVC alleges certain Corel video playback applications infringe the patents. We believe that we have meritorious defenses to JVC’s claims and intend to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain. Any potential loss is indeterminable at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Nasdaq Global Market under the symbol “CREL” and on the TSX under the symbol “CRE”. The following table sets forth the high and low closing sales prices per share of our common shares as reported on the Nasdaq Global Market, as applicable, and the TSX for each of the quarters during our fiscal year ended November 30, 2008. Our common shares commenced trading on the Nasdaq Global Market and the TSX on April 26, 2006.

	NASDAQ [US$]		TSX [CDN$]
	High	Low	High	Low

Fiscal 2008
Q1	$11.40	$7.15	$11.81	$8.25
Q2	$11.24	$9.86	$11.45	$9.60
Q3	$10.92	$9.17	$11.50	$9.27
Q4	$10.15	$4.23	$11.92	$5.00
Fiscal 2007
Q1	$14.32	$12.20	$16.77	$14.29
Q2	$14.01	$12.37	$15.30	$14.50
Q3	$14.24	$12.16	$14.97	$12.95
Q4	$13.38	$11.14	$14.00	$11.31

On January 28, 2009, the last reported sale price on the Nasdaq Global Market for our common shares was $3.27 per share. On January 28, 2009, the last reported sale price on the TSX for our common shares was CDN$4.00 per share.

RECORD HOLDERS

As of January 31, 2009, there were 14 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the U.S. and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions located in the U.S., and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

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

We paid a $7.5 million dividend to Vector Capital in March 2006. This payment is not indicative of our future dividend policy for the foreseeable future. No distributions or dividends have been paid or declared during the fiscal years ended November 30, 2008 and 2007.

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

Material U.S. Federal Income Tax Consequences

This section summarizes the material United States federal income tax consequences to “U.S. Holders” (as defined below) of the ownership and disposition of our common shares, based on the U.S Internal Revenue Code of 1986, as amended, existing and proposed Treasury regulations thereunder, published rulings, court decisions and administrative interpretations, all as currently in effect as of the date of this Annual Report on Form 10-K. This section does not purport to be a complete analysis of all of the potential United States federal income tax considerations that may be relevant to particular holders of our common shares in light of their particular circumstances, nor does it deal with all United States federal income tax consequences applicable to holders subject to special tax rules, including banks, brokers, dealers in securities or currencies, traders in securities that elect to use a mark-to-market method of accounting for their securities holdings, tax-exempt entities, insurance companies, persons liable for alternative minimum tax, persons that actually or constructively own 10 percent or more of the total combined vesting power of our common shares, persons that hold common shares as part of a straddle or a hedging, constructive sale, synthetic security, conversion or other integrated transaction, pass-through entities (e.g., partnerships), persons whose functional currency is not the United States dollar, expatriates or former long-term residents of the United States, individual retirement accounts or other tax-deferred accounts, real estate investment trusts, or regulated investment companies.

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

Taxation of Dispositions

The gain or loss you realize on the sale or other disposition of your common shares will be capital gain or loss for United States federal income tax purposes, and will be long-term capital gain or loss if you held your common shares for more than one year. The amount of gain or loss will be equal to the difference between the United States dollar value of the amount that you realize and your adjusted tax basis, determined in United States dollars, in your common shares. The deduction of losses is subject to limitations for U.S federal income tax purposes. The gain or loss will be gain or loss from sources within the United States for foreign tax credit limitation purposes.

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

Taxation Of Dividends

Any dividend on a common share paid or credited, or deemed under the Act to be paid or credited, by us to an Investor, will generally be subject to Canadian withholding tax at the rate of 25% on the gross amount of the dividend, or such lesser rates as may be available under an applicable income tax treaty. We will be required to withhold any such tax from the dividend, and remit the tax directly to the Canada Revenue Agency for the account of the Investor. Pursuant to the Treaty, the rate of withholding tax applicable to a dividend paid on a common share to an Investor who is a resident of the United States for the purposes of the Treaty (and who is otherwise eligible for the benefits of the Treaty) will be reduced to 5% if the beneficial owner of the dividend is a company that owns at least 10% of our voting stock, and in any other case will be reduced to 15%. Under the Treaty, dividends paid or credited to an Investor that is a United States tax exempt organization as described in Article XXI of the Treaty will not be subject to Canadian withholding tax. It is the position of the Canada Revenue Agency that United States limited liability companies (“LLC’s) generally do not qualify as residents of the United States under the Treaty and therefore Treaty reductions are not available to those Investors. However, the fifth protocol amending the Treaty (the “Protocol”) has amended the treaty such that an LLC may be entitled to benefits under the Treaty in certain circumstances provided that members of the LLC are taxed in the United States on any income, profits or gains earned through the LLC in the same way they would be if they had earned it directly. The relevant provisions of the Protocol are effective for amounts paid or credited on or after February 1, 2009.

Taxation of Gain on Disposition

An Investor generally will not be subject to tax pursuant to the Act on any capital gain realized by the Investor on a disposition of a common share unless the common share constitutes “taxable Canadian property” to the Investor for purposes of the Act and the Investor is not eligible for relief pursuant to an applicable bilateral tax treaty. A common share that is disposed of by an Investor will not constitute taxable Canadian property of the Investor provided that the common share is listed on a “designated stock exchange” for the purposes of the Act (the TSX and NASDAQ are so designated), and that neither the Investor, nor one or more persons with whom the Investor did not deal at arm’s length, alone or together, at any time in the five years immediately preceding the disposition, owned 25% or more of the issued shares of any class or series of our capital stock. Even if a common share is taxable Canadian property to an Investor, the Treaty will generally exempt an Investor who is a resident of the United States for the purposes of the Treaty (and who is otherwise eligible for the benefits of the Treaty), and who would otherwise be liable to pay Canadian income tax in respect of any capital gain realized by the Investor on the disposition of a common share, from that liability, provided that the value of the common share is not derived principally from real property situated in Canada. We are of the view that the value of our common shares is not currently derived principally from real property situated in Canada. The Treaty may not be available to a non-resident Investor that is an LLC, which is not subject to tax in the United States or, in accordance with amendments to the Treaty under the Protocol (discussed above), a resident investor that is a member of an LLC, if the non-resident investor is not taxed in the United States on any income, profits or gains earned through the LLC in the same way it would be if the non-resident investor earned it directly.

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

RECENT SALES OF UNREGISTERED SECURITIES

During our fiscal year ended November 30, 2008 there were no issuances and sales of unregistered securities.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

Information regarding our equity compensation plans required by Item 201(d) of Regulation S-K may be found under “Item 12 — Equity Incentive Plan and Other Compensation Plans.”

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

In fiscal 2008, the independent members of our board of directors did not have regularly scheduled meetings at which only independent directors were present other than meetings of our audit committee and our special committee meetings to evaluate purchase offers.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for our fiscal years ended November 30, 2006, 2007 and 2008 and as of November 30, 2007 and 2008 is derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data set forth below for our fiscal years ended November 30, 2004 and 2005, and as of November 30, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements.

The selected consolidated financial data presented as at and for the fiscal years ended November 30, 2005 includes the financial results of the Jasc business from October 26, 2004. The selected consolidated financial data presented as at and for the fiscal year ended November 30, 2005 includes the financial data of WinZip from January 18, 2005 to November 30, 2005, which reflects the period that WinZip and we were under common control by Vector Capital. The selected consolidated financial date presented as at and for the fiscal year ended November 30, 2007 reflects the acquisition of InterVideo on December 12, 2006. As a result, the financial data presented is not directly comparable between periods.

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

	Fiscal Years Ended November 30,
	2004		2005		2006	2007	2008
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues		$111,692		$164,044	$177,191	$250,480	$268,230
Gross margin		79,845		118,290	140,344	173,719	180,615
Total operating expenses		71,454		101,404	106,187	166,809	157,199
Income (loss) from operations		8,391		16,886	34,157	6,910	23,416
Income tax expenses (recovery)		7,315		6,291	4,668	3,443	(136)
Net income (loss)		1,207		(8,753)	9,251	(13,062)	3,707
Net income (loss) per Corel common share:
Basic	$	N/A	$	N/A	$0.41	$(0.52)	$0.14
Fully diluted	$	N/A	$	N/A	$0.40	$(0.52)	$0.14
Weighted average number of Corel common shares used in per share calculations:
Basic		N/A		N/A	22,410	24,951	25,631
Fully diluted		N/A		N/A	23,156	24,951	26,189
Net income (loss) per share
Basic
Class A		$0.08		$(2.40)	N/A	N/A	N/A
Class B		$0.08		$(2.40)	N/A	N/A	N/A
WinZip common		N/A		$136.90	N/A	N/A	N/A
Fully diluted
Class A		$0.08		$(2.40)	N/A	N/A	N/A
Class B		$0.08		$(2.40)	N/A	N/A	N/A
WinZip common		N/A		$136.90	N/A	N/A	N/A
Weighted average number of shares used in per share calculations:
Basic
Class A		8,218		3,737	N/A	N/A	N/A
Class B		3,497		8,321	N/A	N/A	N/A
WinZip common		N/A		20	N/A	N/A	N/A
Fully diluted
Class A		8,218		3,737	N/A	N/A	N/A
Class B		3,497		8,321	N/A	N/A	N/A
WinZip common		N/A		20	N/A	N/A	N/A
Cash Flow Data:
Cash flow provided by operating activities		$32,512		$40,459	$36,225	$26,499	$35,505
Cash flow provided by (used in) financing activities		$(5,329)		$(38,552)	$(3,885)	$71,808	$(3,060)
Cash flow provided by (used in) investing activities		$(34,099)		$7,301	$(1,906)	$(124,760)	$(6,625)
Other Financial Data:
Adjusted EBITDA(1)		$32,199		$49,033	$55,214	$57,291	$60,903

	As of November 30,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,788	$20,746	$51,030	$24,615	$50,260
Working capital (deficit)	(19,417)	(13,482)	31,152	(15,219)	(6,316)
Total assets	108,788	120,836	130,686	266,837	259,396
Deferred revenue	10,020	13,840	14,734	18,072	17,594
Total long-term debt	64,799	150,971	90,649	158,608	156,359
Total shareholders’ equity (deficit)	1,537	(85,234)	(11,807)	(14,300)	(8,363)

(1)	Adjusted EBITDA represents net income before interest, income taxes, depreciation and amortization, further adjusted to eliminate items specifically defined in our credit facility agreement. Adjusted EBITDA is not a measure of operating income, operating performance or liquidity under GAAP. We use this non-GAAP financial measure to confirm our compliance with covenants contained in our debt facilities, as a supplemental indicator of our operating performance and to assist in evaluation of our ongoing operations and liquidity and to determine appropriate levels of indebtedness. In particular, we have included a presentation of Adjusted EBITDA because certain covenants in our credit facility are tied to Adjusted EBITDA. If our Adjusted EBITDA were to decline below certain levels, it could result in, among other things, a default or mandatory prepayment under our current credit facility. The covenants in our credit facility are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.” We believe Adjusted EBITDA is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its financial and operational decision making. This measure does not have any standardized meaning prescribed by GAAP and therefore is not comparable to the calculation of similar measures used by other companies. Adjusted EBITDA should not be considered in isolation, and should not be viewed as an alternative to or substitute for measures of financial performance or changes in cash flows calculated in accordance with GAAP.

We consider Adjusted EBITDA to be a measure of liquidity. Accordingly, it is reconciled to cash flow from operations (calculated in accordance with GAAP) in the table below. Investors are encouraged to review the related GAAP financial measure and the reconciliation.

	Fiscal Years Ended November 30,
	2004	2005	2006	2007	2008

Cash flow provided by (used in) operating activities	$32,512	$40,459	$36,225	$26,499	$35,505
Change in operating assets and liabilities	1,683	(10,440)	3,736	5,238	1,544
Interest expense	2,709	12,786	12,309	16,978	14,711
Interest income	(1,485)	(178)	(978)	(724)	(459)
Income tax expense (recovery)	7,315	6,291	4,668	3,443	(136)
Provision for bad debts	93	(529)	(195)	(252)	(1,092)
Unrealized foreign exchange gains (losses) on forward contracts	27	(263)	(150)	(147)	(126)
Deferred income taxes	(5,178)	(830)	(876)	83	4,533
Gain (loss) on interest rate swap recorded at fair value	—	—	(810)	(392)	7
Gain (loss) on disposal of fixed assets	(3)	20	—	(102)	(196)
Gain on disposal of investments	—	—	—	—	822
Net gain on defined benefit plan	—	—	—	—	184
Predecessor legal settlement and tax refund	(8,994)	—	—	—	—
Restructuring	3,520	834	810	1,447	2,878
Integration costs	—	—	358	5,220	—
Expenses associated with evaluation of strategic alternatives	—	—	—	—	2,728
Reorganization costs	—	883	117	—	—

Adjusted EBITDA	$32,199	$49,033	$55,214	$57,291	$60,903

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our audited consolidated financial statements for the years ended November 30, 2008, 2007 and 2006 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Information Regarding Forward-Looking Statements”.

OVERVIEW

We are a leading global packaged software company with an estimated installed base of over 100 million active users in over 75 countries. We provide high quality, affordable and easy-to-use Graphics and Productivity and Digital Media software. Our products enjoy a favorable market position among value-conscious consumers and small businesses benefiting from the widespread, global adoption of personal computers, or PCs, and digital capture devices. The functional departments within large companies and governmental organizations are also attracted to the industry-specific features and technical capabilities of our software. Our products are sold through a scalable distribution platform comprised of original equipment manufacturer’s (OEMs), our global e-Stores, and our international network of resellers and retail vendors. We have broad geographic representation with dedicated sales and marketing teams based in the Americas, Europe Middle East and Africa (EMEA), and the Asia Pacific (APAC) regions. Our product portfolio includes well-established, globally recognized brands.

An important element of our business strategy is to grow revenues through acquisitions of companies or product lines. We intend to focus our acquisition activities on companies or product lines with proven and complementary products and established user bases that we believe can be accretive to our earnings shortly after completion of the acquisition. While we review acquisition opportunities on an ongoing basis, we currently have no binding obligations with respect to any particular acquisition. We are subject to certain debt covenants which may restrict our ability to pursue certain acquisitions.

Graphics and Productivity

Our primary Graphics and Productivity products include: CorelDRAW Graphics Suite, Corel Painter, CorelDESIGNER Technical Suite, WinZip, iGrafx and WordPerfect Office. CorelDRAW Graphics Suite is a leading vector illustration, page layout, image editing and bitmap conversion software suite used by design professionals and non-professionals around the world. Corel Painter is a Natural-Media digital painting and drawing software that mirrors the look and feel of their traditional counter parts. CorelDESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. WinZip is the most widely used compression utility, with more than 40 million licenses sold to date. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. WordPerfect Office is the leading Microsoft-alternative productivity software and features Microsoft-compatible word processing, spreadsheet and presentation applications.

Digital Media

Our Digital Media portfolio includes products for digital imaging, video editing, optical disc authoring (Blu-ray, DVD, and CD), and video playback. Our Digital Imaging products include Corel Paint Shop Pro Photo, Corel MediaOne, Corel Photo Album, and PhotoImpact. Corel Paint Shop Pro Photo is a digital image editing and management application used by novice and professional photographers and photo editors. Corel MediaOne is a multimedia software program for organizing and enhancing photos and video clips that are primarily taken with a point-and-shoot camera. Corel Photo Album is an entry-level software program that allows users to easily store, organize, share and manage their digital photo collections. PhotoImpact is an image editing software, which provides users with easy-to-use photo editing tools, creative project templates and some digital art capabilities. VideoStudio is our consumer focused video editing and DVD authoring software for users who want to produce professional-looking videos, slideshows and DVDs. Our optical disc authoring software applications are DVD Movie Factory and DVD Movie Writer. WinDVD is the world’s leading software for DVD, video and Blu-ray Disc playback on PC’s with over 200 million units shipped worldwide.

Corporate History

We were incorporated in Canada under the Canada Business Corporations Act in May 1985. In January 1989, we released CorelDRAW, a market-leading full-featured graphics software product in the Windows platform. In November 1989, we completed an initial public offering of our common shares. In January 1996, we acquired the WordPerfect family of software products. In August 2003, we were acquired by Vector Capital and taken private under the Business Corporations Act (Ontario). Following our acquisition by Vector Capital, we undertook a significant restructuring of our business. As part of this restructuring, we divested our underperforming product lines, discontinued speculative research and development activity, refocused investments on our core product offerings and implemented company-wide expense reduction measures.

In October 2004, we acquired Jasc Inc. (Jasc), a leading Digital Media packaged software company, for total consideration of $36.7 million, consisting of $34.3 million in cash and 379,677 of our common shares. Through the Jasc acquisition, we added Corel Paint Shop Pro Photo and Corel Photo Album to our Digital Media offerings.

In May 2006, we acquired WinZip Inc. (WinZip). As consideration for the acquisition, we issued to Vector Capital 4,322,587 of our common shares and repaid all of WinZip’s outstanding indebtedness. Vector Capital acquired WinZip in January 2005. Through this acquisition, we added the WinZip file compression utility to our Graphics and Productivity software offerings. Also in May 2006, we completed an initial public offering of our common shares on the TSX and the NASDAQ Global Market.

On December 12, 2006, we completed the acquisition of InterVideo Inc., a provider of Digital Media authoring and video playback software with a focus on high-definition and DVD technologies. In 2005, InterVideo acquired a majority interest in Ulead Inc., a leading developer of video imaging and DVD authoring software for desktop, server, mobile and Internet platforms. On December 28, 2006 we completed the acquisition of the remaining interest in Ulead Inc. The acquisitions of InterVideo Inc. and Ulead Inc. (together referred to as InterVideo) were completed in cash transactions totaling approximately $220.4 million. We purchased InterVideo for $13.00 per share of InterVideo common stock. We financed the acquisitions through a combination of our cash reserves, InterVideo’s cash reserves and debt financing which included an amendment to our existing credit agreement to increase available term borrowings by $70.0 million.

This acquisition substantially expanded our presence in the Digital Media software market by creating a broad portfolio of Digital Media and DVD video products. The main products acquired from InterVideo were WinDVD, VideoStudio, DVD Factory, DVD Copy and PhotoImpact. With the combination of our Digital Imaging software and InterVideo’s Digital Media products, we now deliver an expanded portfolio of easy-to-use, multi-purpose high-definition video, imaging, and DVD creation products to consumers and enterprises worldwide. In addition the acquisition has enabled us to further extend our presence in emerging markets and Japan. As a result of the acquisition, we now report revenues on two product categories: Graphics and Productivity and Digital Media.

Fiscal 2008 Activity

On March 28, 2008 we received an unsolicited proposal from Corel Holdings, L.P. (“CHLP”) (which is controlled by an affiliate of Vector Capital) the holder of approximately 69% of our outstanding common shares. CHLP proposed to make an offer to acquire all of our outstanding common shares not currently held by CHLP at a price of US$11.00 cash per share. CHLP indicated that any such offer would be conditional upon, among other things, satisfactory confirmatory due diligence and our existing credit facility remaining in place following the consummation of any transaction. Our Board of Directors formed a Special Committee of the Board, which assisted it in evaluating and responding to the CHLP proposal. In addition, the Special Committee undertook a process to evaluate other strategic alternatives to maximize value for all shareholders.

On August 18, 2008, we announced that CHLP had informed us that it withdrew its proposal to facilitate pursuit by us of other alternatives for maximizing value for all shareholders. In light of the withdrawal of the CHLP Proposal and the Board’s desire to oversee evaluation of the potential strategic alternatives directly, the Board unanimously determined that there was no longer a need for the Special Committee. On August 20, 2008, we stated in a press release that we were in discussions with a third party regarding a potential sale of the company. We further stated that no agreement had been reached and there could be no assurance that such an agreement would be reached or, if completed, what its terms, price or timing might be. On October 22, 2008 we announced that discussions with a third party regarding a potential sale of Corel had ceased, and there were no longer any ongoing negotiations concerning a future acquisition of us. The Company incurred approximately $2.7 million of expenses associated with the Special Committee Review and the evaluation of other strategic alternatives from March 28, 2008 through October 22, 2008. These costs have been classified separately from income from operations.

On September 10, 2008, management initiated a restructuring plan to streamline its global operations in order to become more operationally efficient and to increase its investment in key growth opportunities, including sales to emerging markets and its eCommerce program. As part of this effort, we have reduced our workforce by approximately 90 employees worldwide. The total costs that will arise from this global restructuring are estimated to be approximately $2.4 million, of which $2.2 million were recorded as operating expenses in fiscal 2008.

Industry and Business Trends

Our largest competitors, Microsoft Corporation and Adobe Systems Incorporated, hold the majority of the markets in both Productivity and Graphics and in Digital Media. Microsoft Corporation’s Microsoft Office and Adobe Systems hold most of the North American and global market for packaged Graphics and Productivity software. Adobe Systems holds much of the Digital Media software market. Growth rates of packaged software sales in emerging economies are expected to be higher than for the global packaged software market as a whole resulting from more rapidly increasing PC adoption rates in these markets. Additionally, higher growth rates are expected within the Digital Media software market because of the proliferation of capturing devices, the introduction of high definition formats, and the expansion of Digital Media content creation and sharing through social networking websites and email. Because the prices we charge for our packaged software are generally substantially less than those charged by Microsoft and Adobe for products with similar functionality, we believe we are well positioned to take advantage of the emerging market for lower cost software. However, if any of our more established competitors decide to compete with us based on price in this market, we may be unable to successfully compete with the more widely accepted software applications these competitors sell. Similarly, the markets for low-cost personal computers and Digital Media software are only newly emerging. If these markets do not develop as we expect, our business could be adversely affected. Please refer to risk included in Item 1A — Risk Factors, of this 10-K document, ‘‘Slow growth, or negative growth, in the PC industry could reduce demand for our product, and reduce gross profit”.

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

Operating Performance

Revenue for fiscal 2008 was $268.2 million, up 7.1% from fiscal 2007. The revenue growth of $17.8 million was due to a $9.9 million revenue increase from our Digital Media group of products along with a $7.8 million revenue increase from our Graphics and Productivity group of products. The growth in the Digital Media group of products was driven primarily by an increase in revenue from our WinDVD and Instant

On products as well as the OEM revenue of InterVideo, which we were unable to recognize in the first quarter of fiscal 2007, due to acquisition accounting standards. This was partially offset by a decline in sales from Paint Shop Pro Photo and Corel Photo Album. The increase in revenue from Graphics and Productivity was driven primarily by CorelDRAW Graphics Suite, WinZip, iGrafx, CorelDESIGNER Technical Suite, and was partially offset by a decline in sales from WordPerfect.

Our net income for 2008 was $3.7 million, or income of $0.14 per fully diluted common share, compared to a loss of $13.1 million, or a loss of $0.52 per filly diluted common share in 2007. The increase in net income of $16.8 million was driven by a $6.9 million increase in gross margin associated with our higher revenues, and a reduction of $5.2 million in integration expenses, $7.8 million in acquired in-process research and development expenses, and $3.6 million of income tax expenses all largely associated with the acquisition of InterVideo in 2007. These items were offset by additional restructuring expenses and strategic alternative review costs incurred in fiscal 2008 of $4.2 million. Non-GAAP Adjusted EBITDA was $60.9 million and cash flow from operations was $35.5 million in fiscal 2008 compared to non-GAAP adjusted EBITDA of $57.3 million and cash provided by operations of $26.5 million in fiscal 2007. Adjusted EBITDA represents net income before interest, income taxes, depreciation and amortization, further adjusted to eliminate items specifically defined in our credit facility agreement. Refer to the indebtedness section within Item 7 of this 10-K document, for a reconciliation of non-GAAP Adjusted EBITDA to cash flow provided by operations.

OPERATIONS

Revenues

We derive revenues principally from the sale of our software, and associated maintenance and support services. Maintenance and services revenues have historically constituted 8.0% to 12.0% of our total revenues. We distribute our software through OEMs, our Internet-based e-Stores, retailers and resellers around the world. Our products are focused on two primary software markets — the Graphics and Productivity market and the Digital Media market. Our primary Graphics and Productivity products are CorelDRAW Graphics Suite, Corel Painter, Corel Designer Technical Suite, WinZip, iGrafx Flow Charter and WordPerfect Office Suite. Our primary Digital Media products consist of Paint Shop Pro Photo, Media One and the Digital Video family of products including WinDVD, VideoStudio, DVD Factory, Instant ON and PhotoImpact. When comparing fiscal 2006 to fiscal 2008, there has been a significant increase in our Asia Pacific sales due to the acquisition of InterVideo and our positioning in this market. In our fiscal year ended November 30, 2008, approximately 48.1% (2006 — 58.9%) of our revenues came from the Americas, 29.5% (2006 — 32.9%) came from EMEA and 22.4% (2006 — 8.2%) came from APAC.

Our products generally have release cycles of between 12 and 24 months, and we typically earn the largest portion of revenues for a particular product during the first half of its release cycle. The fiscal quarter of the most recent release of each of our major products is set forth in Item 1 of this 10-K document, under “Our Products.”

We have typically released new versions of our Digital Media products on an annual basis during the second half of our fiscal year in preparation for the December holiday shopping season. While we expect to do so in future fiscal periods as well, it should be noted that release dates are subject to a number of uncertainties and variables many of which are beyond our control. See “Item 1A-Risk Factors — Our quarterly operating results may fluctuate depending on the timing and success of product releases, which may result in volatility of our stock price”.

While our revenues have been growing due to recent acquisitions and revenue growth in some of our existing products, we are uncertain as to how our revenues will be impacted by the current downturn in the global economy. We do believe we are well positioned to avoid significant revenue decreases due to our global operations and our diverse product offerings.

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

Our cost of product revenues varies depending on the format in which our products are delivered. Products delivered in electronic format, such as through OEMs or our e-Stores, involve minimal packaging cost, as compared to products delivered in fully packaged format, such as through retail outlets, which involve substantially higher packaging and distribution expense. In addition, typically, Digital Media products, in particular WinDVD, are lower margin products because of the related third party royalty payments.

Cost of maintenance and services revenues consists of:

•	salaries, benefits, stock-based compensation and related costs of customer and technical support functions; and

•	allocated facilities, depreciation and amortization and other related overhead.

Amortization of intangible assets represents the amortization of intellectual property and other intangible assets arising from purchases of other companies such as Jasc, WinZip and InterVideo and is included in the calculation of our gross margin.

Our gross margin as a percentage of revenues decreased in 2007 and 2008 due to the acquisition of Digital Video products which tend to have higher royalties, and also as a result of a change in our sales mix. We expect this to stabilize at current levels in the next fiscal year.

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

Taxes

We have tax loss carryforwards available to offset future taxable income of $90.6 million as of November 30, 2008, that expire between the tax years 2009 and 2028, and have not been fully audited by relevant authorities. Of these tax loss carryforwards, approximately CDN$51.0 million will expire in fiscal 2009. We have not recorded a financial statement benefit for these attributes as we have limited history of profitability, with the exception of a benefit realized on approximately $6.0 million of losses in Taiwan. As of November 30, 2008 we also had approximated $155.4 million of tax depreciation that would be available to offset taxable income in future years, for which we have established a full valuation allowance. To the extent we use tax loss carryforwards subsequent to 2008, we expect to record the benefit as a reduction in income tax expense.

Due to the international scope of our business, our income tax expense includes the tax provisions calculated for the various tax jurisdictions in which we operate and foreign withholding tax on certain license income. As a result, income tax expense is affected by the profitability of our operations in all locations, as well as local tax rates.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended November 30, 2008 to Fiscal Year Ended November 30, 2007

Our consolidated financial statements for our fiscal year ended November 30, 2008 have been prepared in accordance with U.S. generally accepted accounting principles.

The following table sets forth certain consolidated statements of operations data in dollars and expressed as a percentage of revenues for the periods indicated, as well as the percentage change on a year-over-year basis.

	November 30,						Percentage
	2007	2008	2007		2008		Change
	(Dollars in thousands)

Revenues
Product	$228,274	$241,960	91.1%		90.2%		6.0%
Maintenance and services	22,206	26,270	8.9		9.8		18.3

Total revenues	250,480	268,230	100.0		100.0		7.1

Cost of revenues
Cost of product(1)	49,846	61,453	21.8		25.4		23.3
Cost of maintenance and services(1)	796	528	3.6		2.0		(33.7)
Amortization of intangible assets	26,119	25,634	10.4		9.6		(1.9)

Total cost of revenues	76,761	87,615	30.6		32.7		14.1

Gross margin	173,719	180,615	69.4		67.3		4.0

Operating expenses
Sales and marketing	71,563	76,791	28.6		28.6		7.3
Research and development	46,368	44,513	18.5		16.6		(4.0)
General and administrative	34,380	33,017	13.7		12.3		(4.0)
Acquired in-process research and development	7,831	—	3.1		0.0		(100.0)
Integration expense	5,220	—	2.1		0.0		(100.0)
Restructuring	1,447	2,878	0.6		1.1		98.9

Total operating expenses	166,809	157,199	66.6		58.6		(5.8)

Income from operations	6,910	23,416	2.8%		8.7%		238.9%

Other expenses (income)
Interest expense, net	16,254	14,252		*		*	*
Amortization of deferred financing fees	1,074	1,081		*		*	*
Expenses associated with evaluation of strategic alternatives	—	2,728
Other non-operating (income) expense	(799)	1,784		*		*	*

Income (loss) before income tax expense (recovery)	(9,619)	3,571		*		*	*
Income tax expense (recovery)	3,443	(136)		*		*	*

Net income (loss)	$(13,062)	$3,707		*		*	*

(1)	Percentage reflects percentage of related revenues.

*	Not Meaningful

Revenues

	Year Ended November 30,		Percentage
	2007	2008	Change
	(Dollars in thousands)

Product	$228,274	$241,960	6.0%
As a percent of revenue	91.1%	90.2%
Maintenance and services	22,206	26,270	18.3%
As a percent of revenue	8.9%	9.8%
Total	250,480	268,230	7.1%

Total revenues for the year ended November 30, 2008 increased by 7.1% to $268.2 million from $250.5 million for the year ended November 30, 2007. The increase of $17.8 million is attributable to the $9.9 million revenue growth in Digital Media products and the $7.8 million revenue growth in Graphics and Productivity products. The growth in the Digital Media group of products was driven primarily by an increase in revenue from our WinDVD and Instant On products as well as the OEM revenue of Digital Video products, which we were unable to recognize in the first quarter of fiscal 2007, due to acquisition accounting standards. The increase in revenue from Graphics and Productivity was driven primarily by CorelDRAW Graphics Suite, WinZip, iGrafx, CorelDESIGNER Technical Suite, and was partially offset by a decline in sales from WordPerfect.

Product revenues for the year ended November 30, 2008 increased by 6.0% to $242.0 million from $228.3 million for the year ended November 30, 2007. The increase in product revenues was driven by the same products discussed above with respect to total revenues.

Maintenance and services revenues increased by 18.3% to $26.3 million for the year ended November 30, 2008. This increase is largely attributable to increased sales of WinZip’s maintenance program.

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

	Year Ended November 30,		Percentage
	2007	2008	Change
	(Dollars in thousands)

Graphics and Productivity	$141,692	$149,513	5.5%
As a percent of revenue	56.6%	55.7%
Digital Media	108,788	118,717	9.1%
As a percent of revenue	43.4%	44.3%

Graphics and Productivity revenues increased by $7.8 million or 5.5% to $149.5 million in fiscal 2008 from $141.7 million in fiscal 2007. The increase in revenues for fiscal 2008 was due to revenue growth in CorelDRAW Graphics Suite, WinZip, iGrafx, and CorelDESIGNER Technical Suite, which was partially offset by a decline in sales from WordPerfect Office. Revenue growth from CorelDRAW Graphics Suite was attributable to increased sales following the launch of CorelDRAW Graphics Suite X4 in February 2008. We have also benefited from allocating more sales and marketing resources to CorelDRAW X4 in developing and emerging markets in Asia, Eastern Europe and Latin America. WinZip revenues have increased due to growth in EMEA, partially offset by a weakening in sales in the United States. CorelDESIGNER Technical Suite revenue gains primarily occurred in the second half of fiscal 2008 in the US Market, as a product within this family reached its end of production, triggering a large amount of purchases from a few customers. iGrafx revenue growth was primarily attributable to the U.S market, where we continued to build our enterprise level business in a significant deal with a military institution, and in the European market; this was offset by declines in Japan, due to the gains derived in fiscal 2007 from the implementation of a control compliance program. WordPerfect Office revenues declined in the North American market in the fourth quarter of fiscal 2008, due to a significant decrease in OEM sales and to the fact that one of our major customers sought bankruptcy protection. This bankruptcy impacted revenues by approximately $0.9 million in the fourth quarter.

Digital Media revenues increased by 9.1% or $9.9 million to $118.7 million in fiscal 2008 from $108.8 million in fiscal 2007. When consideration is given to the inability to recognize approximately $11.0 million of OEM revenue of InterVideo in fiscal 2007, due to acquisition accounting standards, Digital Media revenues have remained flat over the prior fiscal year. There have been some products, namely WinDVD and Instant ON which have had significant revenue increases in fiscal 2008. These gains have been offset by declining revenues in Corel Paint Shop Pro Photo and Photo Album. WinDVD revenues increased in Asia as we entered into two significant deals with new OEMs in fiscal 2008. Instant On revenues increased due to extra distribution by one of our significant Japanese OEM distributors. MediaOne revenue declined due to changes in an agreement with a significant OEM partner. Corel Paint Shop Pro Photo had revenue declines towards the end of fiscal 2008 in the Americas and in EMEA.

Total Revenues by Region

	Year Ended November 30,				Percentage
	2007	2008	2007	2008	Change
	(Dollars in thousands)

Americas	$125,979	$129,037	50.3%	48.1%	2.4%
EMEA	72,932	79,164	29.1	29.5	8.5
APAC	51,569	60,029	20.6	22.4	16.4

Total	$250,480	$268,230	100.0%	100.0%	7.1%

Revenues in the Americas increased by 2.4% to $129.0 million in fiscal 2008 compared to $126.0 million in fiscal 2007. The comparative increase in revenues of $3.1 million for the year ending November 30, 2008 primarily relates to approximately $6.0 million of OEM revenue from Digital Video products in the first quarter of fiscal 2007, which could not be recognized in accordance with acquisition accounting standards. At a product level we achieved revenue increases in WinDVD, iGrafx, and Corel DESIGNER and declines in MediaOne, Paint Shop Pro Photo, Word Perfect Office and WinZip. WinDVD enjoyed growth as a result of its distribution arrangements with two significant OEM suppliers and the inability to record certain InterVideo revenue in fiscal 2007. iGrafx revenues increased due to a significant deal with a military unit and the continued building of the iGrafx enterprise level business. CorelDESIGNER Technical Suite revenue gains primarily occurred in the second half of fiscal 2008 in the U.S., due to a new version release and a product within this family reaching its end of production, triggering a large amount of purchases from customers. The decline in MediaOne and Paint Shop Pro Photo revenue were primarily due to changes in an agreement with a significant OEM partner. WordPerfect Office revenues declined in the North American market in the fourth quarter of fiscal 2008, due to the bankruptcy of one of our major customers, as well as a significant decrease in OEM sales. The decline in WinZip revenue was attributable to lower Internet license sales in the U.S. market.

Revenues in EMEA increased by 8.5% to $79.2 million in fiscal 2008 from $72.9 million in fiscal 2007. The revenue growth in this region was driven by CorelDRAW Graphics Suite, WinZip, and iGrafx and was partially offset by WinDVD and Corel Paint Shop Pro Photo. In February 2008 we launched CorelDRAW Graphics Suite X4 and we continued to derive benefits from the success of this global launch. In addition, the product’s upward trend prior to the launch, and further expansion into Eastern Europe, in particular the Russian Federation, has further driven the increase in CorelDRAW Graphics Suite revenue. The increase in WinZip revenue was due primarily to increased Internet license sales, the release of new language versions during the past year, and some significant new license arrangements for the product. The increase in iGrafx is due to the continued growth at the enterprise business level. The decline in WinDVD was due to reduced OEM orders, and some one-time license orders that were received in fiscal 2007. The loss of a key distributor in the region has weakened DVD Creator sales. The decline in Paint Shop Pro Photo is attributable to the product launch being completed in fiscal 2007, and some weakening sales with a few key distributors towards the ends of fiscal 2008.

APAC revenues increased by 16.4% to $60.0 million in fiscal 2008 from $51.6 million in fiscal 2007. The comparative increase in revenues of $8.4 million for the year ending November 30, 2008 primarily relates to approximately $5.0 million of OEM revenue from InterVideo in the first quarter of fiscal 2007, which could not be recognized in accordance with acquisition accounting standards. Further, the increase in revenues was driven by WinDVD and Instant ON, which was partially offset by a decline in iGrafx. The increase in WinDVD revenues is attributable to two new distribution agreements which were entered into in latter fiscal 2008 with two OEMs. The increase in Instant On was primarily due to our benefiting from a new agreement with one of our significant Japanese OEM distributors. The decline in iGrafx revenue was due to the exceptionally strong second and third quarter of fiscal 2007 when this product was adopted by several large businesses to meet Japanese financial control compliance guidelines enacted in 2007.

Cost of Revenues

	Year Ended
	November 30,		Percentage
	2007	2008	Change
	(Dollars in thousands)

Cost of product	$49,846	$61,453	23.3%
As a percent of product revenue	21.8%	25.4%
Cost of maintenance and services	796	528	(33.7)%
As a percent of maintenance and service revenue	3.6%	2.0%
Amortization of intangible assets	26,119	25,634	(1.9)%
As a percent of revenue	10.4%	9.6%

Cost of Product Revenues.  Cost of product revenues increased by 23.3% to $61.5 million in fiscal 2008 from $49.8 million in fiscal 2007. As a percentage of product revenues, cost of product revenues increased to 25.4% from 21.8%, for the year ended November 30, 2008. Our cost of products have increased in fiscal 2008 due to a change in the mix within the Digital Video product line where we have experienced a shift in revenue from our higher margin products to our lower margin products. We have also entered a few large revenue deals for WinDVD which had significant royalty cost rates. These factors were partially offset in fiscal 2008 by a $4.7 million reduction of a royalty contingency that had been established in connection with the acquisition of InterVideo.

Cost of Maintenance and Services Revenues.  Cost of maintenance and services revenues decreased to 2.0% of related revenues in fiscal 2008 compared to 3.6% in fiscal 2007. The increase in maintenance margins are primarily attributable to WinZip, for which we have experienced limited incremental costs to provide.

Amortization of Intangible Assets.  Amortization of intangible assets of $25.6 million for the year ending November 30, 2008 has decreased by $0.5 million compared to $26.1 million for the year ending November 30, 2007. There has been no significant change in our base of intangible assets in fiscal 2008. The expense has decreased as customer relationships are amortized over the period of which economic benefits are realized, and these benefits decrease on an annual basis.

Operating Expenses

Beginning in the first quarter of fiscal 2008, we re-classified some of our operating expenses related to our Information Technology group, so that costs of certain employees were better aligned with the functions they performed. As a result, for the year ended November 30, 2007, we have reduced our general and administrative costs by $2.7 million, increased our sales and marketing costs by $976,000, increased our research and development costs by $1.7 million, and increased our cost of products sold by $71,000.

	Year Ended
	November 30,		Percentage
	2007	2008	Change
	(Dollars in thousands)

Sales and marketing	$71,563	$76,791	7.3%
As a percent of revenue	28.6%	28.6%
Research and development	46,368	44,513	(4.0)%
As a percent of revenue	18.5%	16.6%
General and administrative	34,380	33,017	(4.0)%
As a percent of revenue	13.7%	12.3%
Restructuring	1,447	2,878	98.9%
As a percent of revenue	0.6%	1.1%
Acquired in-process research and development	7,831	—	(100.0)%
As a percent of revenue	3.1%	0.0%
InterVideo integration expenses	5,220	—	(100.0)%
As a percent of revenue	2.1%	0.0%

Sales and Marketing.  Sales and marketing expenses increased by 7.3% to $76.8 million in fiscal 2008 as compared to $71.6 million in fiscal 2007. For the year ended November 30, 2008, sales and marketing expenses as a percentage of revenue remained the same at 28.6%, as compared to the prior period. The increase in sales and marketing expenses was a result of additional payroll costs in the sales and marketing groups and extra marketing related to brand launches in the current year. We continue to expand our marketing efforts in emerging international markets as well as in EMEA. We also focused on increasing our marketing efforts in support of our Digital Media products. We expect these costs to stabilize in the next fiscal period as a result of our recent restructuring activity.

Research and Development.  Research and development expenses decreased by 4.0% to $44.5 million for the year ended November 30, 2008, as compared to $46.4 million for the year ended November 30, 2007. As a percentage of total revenues, research and development expenses decreased to 16.6% from 18.5% in fiscal 2008 as compared to fiscal 2007. The decrease in the current year was primarily attributable to the consolidation of our research and development workforce as a result of our past and current restructuring activities. In particular, our restructuring plan, developed in November 2007, resulted in the closure of our Minneapolis research and development location during the second quarter of fiscal 2008. We expect these costs to decrease in future periods in conjunction with the implemented restructuring plans.

General and Administrative.  General and administration expenses decreased by 4.0% to $33.0 million in the year ended November 30, 2008, from $34.4 million for the year ended November 30, 2007. As a percentage of total revenues, general and administration expenses decreased to 12.3% from 13.7% as compared to fiscal 2007. This decrease is due to the impact of restructuring plans undertaken in November 2007 and September 2008, and integration activities previously undertaken throughout 2007 after the acquisition of InterVideo. We expect these costs to decrease in future periods in conjunction with the implemented restructuring plans. The restructuring expenses have also resulted in a decrease in our facility charges in the current fiscal year. There was an increase in the amount of stock compensation expense of $680,000 for the year ended November 30, 2008 mainly associated with the accelerated vesting of our former Chief Executive Officer’s options and the options granted to our new interim Chief Executive Officer which fully vest over one year.

Restructuring:  We recorded $2.9 million of restructuring expenses during the year ended November 30, 2008. On September 10, 2008, management initiated a restructuring plan to streamline our global operations in order to become more operationally efficient and to increase our investment in key growth opportunities, including sales to emerging markets and our eCommerce program. As part of this effort, we have reduced our workforce by approximately 90 employees worldwide. This resulted in an expense of approximately $2.2 million in fiscal 2008. The remaining expenses related to restructuring plans adopted at the end of the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008, to centralize much of our Digital Media operations in Greater China. This has resulted in the closure of our Minneapolis location at the end of the second quarter of fiscal 2008 as well as the termination of certain individuals.

These restructuring activities have resulted in a significant reduction in our sales and marketing, research and development and general and administrative expenses in the fourth quarter of fiscal 2008, as compared to the fourth quarter of fiscal 2007.

In the fourth quarter of fiscal 2007, our management initiated a restructuring plan to centralize much of the Company’s Digital Media operations in Greater China and Fremont, California. Additionally, further changes were made to staff to align and balance our global teams. This resulted in the closure of our Minneapolis location in fiscal 2008 as well as the termination of certain individuals. These restructuring charges were funded by our cash flow from operations. We expensed restructuring charges of $1.4 million in fiscal 2007, and $0.5 million in fiscal 2008, as a result of this plan.

InterVideo Integration Expense:  Integration costs relating to the acquisition of InterVideo totaling $5.2 million were recorded during the year ending November 30, 2007. These costs related to the integration of the InterVideo business into our existing operations, including travel costs, retention bonuses and other incremental costs for our employees who worked on the integration planning process.

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

Other Expenses (Income)

	Year Ended
	November 30,
	2007	2008
	(Dollars in thousands)

Expenses associated with evaluation of strategic alternatives	$—	$2,728
Interest expense, net	16,254	14,252
Amortization of deferred financing fees	1,074	1,081
Other non-operating (income) expenses	(799)	1,784

Total non-operating expenses	$16,529	$19,845

Expenses Associated with Evaluation of Strategic Alternatives:  On March 28, 2008 the Company received an unsolicited proposal from CHLP, which is controlled by an affiliate of Vector Capital, the holder of approximately 69% of our outstanding common shares. CHLP had proposed to make an offer to acquire all of our outstanding common shares not currently held by CHLP at a price of US$11.00 cash per share. CHLP indicated that any such offer would be conditional upon, among other things, satisfactory confirmatory due diligence and our existing credit facility remaining in place following the consummation of any transaction.

The Board of Directors of the Company formed a Special Committee of the Board, which assisted it in evaluating and responding to the CHLP proposal. In addition, the Special Committee undertook a process to evaluate other strategic alternatives to maximize value for all shareholders. On August 18, 2008, CHLP withdrew its proposal and the Board disbanded the Special Committee. However, we continued to evaluate other strategic alternatives through the month of October, at which point negotiations with a third party were concluded with no transaction completed. The costs of the Special Committee and the evaluation of strategic alternatives were largely related to professional consulting services.

Interest (Income) Expense, Net.  Net interest expense decreased by $2.0 million in fiscal 2008 from $16.3 million in fiscal 2007. The decrease is due to the fact we did not use our credit line facility during this fiscal period and the increase in our gain on our unhedged interest swaps by $399,000 in fiscal 2008. During fiscal 2007, our credit line facility was drawn by as much as $43.0 million.

Amortization of Deferred Financing Fees.  The amortization of deferred financing fees remained the same for our fiscal year ended November 30, 2008 as compared to our fiscal year ended November 30, 2007. There has been no new credit facilities entered into during the year.

Other non-operating expense (income):  Other non-operating expenses, which are generally comprised of foreign exchange gains and losses, increased by $2.6 million from income of $0.8 million to an expense $1.8 million largely as a result of additional unfavorable foreign currency exchange losses throughout fiscal 2008. We were adversely affected by the strengthening of the US Dollar versus the Euro on our cash and account receivable balances denominated in Euros. Our losses on foreign currency exchange increased by $3.6 million from gains of $862,000 to a loss of $2.7 million in fiscal 2008. The foreign currency translation losses are offset by a gain on sale of a long-term of investment of $822,000 which was earned in fiscal 2008.

Income Tax Expense (Recovery).  An income tax recovery of $136,000 was recognized for our fiscal year ended November 30, 2008 consisting of current tax expense of $4.4 million and deferred tax recovery of $4.5 million compared to a tax expense of $3.4 million for our fiscal year ended November 30, 2007 that included current tax expense of $3.5 million and a deferred tax recovery of $83,000.

The current tax provision relates mostly to foreign withholding taxes which are not creditable due to loss carryforwards. Management concluded that it is not more likely than not that the resulting foreign tax credits can be utilized. The current tax expense increased due to increased tax withholdings on Japanese OEM sales in that region. The current tax provision was offset by a deferred tax recovery, associated with the reduction of the valuation allowance against post-acquisition tax losses of InterVideo following the approval of a plan to realize these assets.

At the beginning of the third quarter of fiscal 2007, we received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. In September 2007, we received further notice that the Ministry had applied tax losses and other attributes, which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, we received another notice of assessment regarding this issue, which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This assessment was for CDN$7.5 million. We intend to vigorously defend against the assessment. While management believes that we have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a deficiency in recorded income tax expense and may adversely affect liquidity. However, we believe that the positions taken in our tax returns are correct and believe the potential loss from the assessment will not have a material impact on our financial condition or results of operations. As of November 30, 2008, no amounts have been accrued.

Comparison of Fiscal Year Ended November 30, 2007 to Fiscal Year Ended November 30, 2006

Our consolidated financial statements for our fiscal year ended November 30, 2007 have been prepared in accordance with U.S. generally accepted accounting principles.

On December 12, 2006, we acquired all of the outstanding shares of InterVideo. Accordingly, because the financial information for the year ended November 30, 2006 does not include InterVideo operations, they are not directly comparable to the consolidated financial information presented for the year ended November 30, 2007. In the analysis, “Corel products” refers to the revenues and expenses related to the products which were owned by Corel prior to the acquisition of InterVideo.

The following table sets forth certain consolidated statements of operations data in dollars and expressed as a percentage of revenues for the periods indicated, as well as the percentage change on a year-over-year basis.

	November 30,						Percentage
	2006	2007	2006		2007		Change
	(Dollars in thousands)

Revenues
Product	$157,319	$228,274	88.8%		91.1%		45.1%
Maintenance and services	19,872	22,206	11.2		8.9		11.7

Total revenues	177,191	250,480	100.0		100.0		41.4

Cost of revenues
Cost of product(1)	21,339	49,846	13.6		21.8		133.6
Cost of maintenance and services(1)	1,142	796	5.7		3.6		(30.3)
Amortization of intangible assets	14,366	26,119	8.1		10.4		81.8

Total cost of revenues	36,847	76,761	20.8		30.6		108.3

Gross margin	140,344	173,719	79.2		69.4		23.8

Operating expenses
Sales and marketing	54,851	71,563	31.0		28.6		30.5
Research and development	25,883	46,368	14.6		18.5		79.1
General and administrative	24,285	34,380	13.7		13.7		41.6
Acquired in-process research and development	—	7,831	0.0		3.1		n/a
Integration expense	358	5,220	0.2		2.1		1358.1
Restructuring	810	1,447	0.5		0.6		78.6

Total operating expenses	106,187	166,809	59.9		66.6		57.1

Income from operations	34,157	6,910	19.3%		2.8%		(79.8)%

Other expenses (income)
Loss on debt retirement	8,292	—		*		*		*
Interest expense, net	11,331	16,254		*		*		*
Amortization of deferred financing fees	1,180	1,074		*		*		*
Other non-operating (income) expense	(565)	(799)		*		*		*

Income (loss) before income tax expense (recovery)	13,919	(9,619)		*		*		*
Income tax expense	4,668	3,443		*		*		*

Net income (loss)	$9,251	$(13,062)		*		*		*

(1)	Percentage reflects percentage of related revenues.

*	Not Meaningful

Revenues

	Year Ended November 30,		Percentage
	2006	2007	Change
	(Dollars in thousands)

Product	$157,319	$228,274	45.1%
As a percent of revenue	88.8%	91.1%
Maintenance and services	19,872	22,206	11.7%
As a percent of revenue	11.2%	8.9%
Total	177,191	250,480	41.4%

Total revenues for the year ended November 30, 2007 increased by 41.4% to $250.5 million from $177.2 million for the year ended November 30, 2006. Of this increase, $73.0 million was attributable to additional revenues generated from InterVideo products. There was an increase in total revenues from Corel products of $0.3 million in the current year. This increase was driven by growth of approximately $16.0 million, in WinZip, CorelDraw, iGrafx, and Corel Painter. These increases were largely offset by a decrease in WordPerfect revenues of $12.1 million and Digital Imaging revenues of $3.6 million from last year.

Product revenues for the year ended November 30, 2007 increased by 45.1% to $228.3 million from $157.3 million for the year ended November 30, 2006. Product revenues for Corel products decreased by $2.0 million or 1.3% to $155.3 million for the year ended November 30, 2007. This decline primarily reflects the decline in sales of WordPerfect and the decrease in sales of Digital Imaging products, which was partially offset by an increase in the sales of the rest of the portfolio of products, led by growth in WinZip, CorelDRAW, iGrafx and Corel Painter revenues. The decline in WordPerfect revenues for the year ended November 30, 2007 is due primarily to a decrease in point of sale royalties from one of our largest OEM customers, a decrease in enterprise license revenue and the latter part of the product lifecycle given the launch of WordPerfect Office X3 in the first quarter of the prior year. The decline in Digital Imaging revenue for the year ended November 30, 2007 are primarily attributable to lower POS and APOS (after Point of Sale) revenue for Snapfire at one of our largest OEM customers, a decrease in the level of upgrades from earlier versions of Paint Shop Pro Photo to Paint Shop Pro Photo X1 and the repositioning of this brand as our higher end product relative to our acquired Photo Impact and Photo Express brands. A new version of Paint Shop Pro Photo was released in the fourth quarter of fiscal 2007, partially offsetting the decrease in sales for fiscal 2007. Revenues from our WinZip products increased due to new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues was attributable to significant new customer wins in the Japanese market, the overall competitiveness of our product portfolio and additional marketing and promotional initiatives undertaken in the current year. The increase in CorelDRAW revenues during the year ended November 30, 2007 was attributable to growth in the European market due to significant enterprise license agreements and additional promotion and marketing activity. CorelDRAW continued to experience growth in emerging markets such as Latin America. The increase in Corel Painter revenue during fiscal 2007 was due to continued worldwide growth in OEMs, e-Stores sales, and channel sales.

Maintenance and services revenues increased by 11.7% to $22.2 million for the year ended November 30, 2007. This increase was largely attributable to increased sales of WinZip’s maintenance program. As a percentage of total revenue, maintenance and services revenue declined to 8.9% in fiscal 2007 from 11.2%, as a result of the change in product mix due to the acquisition of InterVideo. The InterVideo family of products generates minimal amounts of maintenance and services revenue.

Total Revenues by Product Group

	Year Ended November 30,		Percentage
	2006	2007	Change
	(Dollars in thousands)

Graphics and Productivity	$137,741	$141,692	2.9%
As a percent of revenue	77.7%	56.6%
Digital Media	39,450	108,788	175.8%
As a percent of revenue	22.3%	43.4%

Graphics and Productivity revenues increased by $4.0 million or 2.9% to $141.7 million in fiscal 2007 from $137.7 million in fiscal 2006. There was a decline of $12.0 million in the sales of WordPerfect Office. The rest of the Graphics and Productivity portfolio of products increased by $16.0 million or 15.5% as compared to the year ending November 30, 2006. This was primarily driven by growth in WinZip, CorelDRAW, iGrafx and Corel Painter revenues. Revenues from our WinZip products have grown due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging. The increase in iGrafx revenues was attributable to additional marketing and promotional initiatives undertaken in the current quarter, and new licensing deals in Japan. The increase in CorelDRAW is due to new licensing deals reached in EMEA. The increase in Corel Painter was due to continued worldwide growth in OEMs, e-Stores sales, and channel sales. The decline in WordPerfect revenues was due primarily to the decrease in point of sale royalties from one of our largest OEM customers, the decrease in enterprise license revenue, and the launch of WordPerfect Office X3 in the first quarter of the prior year.

Digital Media revenues increased by 175.8% to $108.8 million in fiscal 2007 from $39.5 million in fiscal 2006. The significant increase was due to the inclusion of $73.0 million of revenue in fiscal 2007 that resulted from products acquired with our acquisition of InterVideo on December 12, 2006. Excluding acquired Digital Media products, Corel’s Digital Imaging products decreased by 9.2% to $35.9 million in fiscal 2007, as compared to $39.5 million in fiscal 2006. The decrease in revenues was the result of lower conversion rates and lower point of sales and after point of sales (APOS) revenue at our largest OEM customer. Some of this decline was offset by the introduction of MediaOne, which was not sold in fiscal 2006, as we continued to acquire new OEM partners and started to realize the benefit of APOS revenue. Also, during the second half of the year, we continued to reposition Paint Shop Pro Photo as the high end, high value product in a portfolio of Digital Media products, which now also includes Photo Impact and MediaOne.

Total Revenues by Region

	Year Ended November 30,				Percentage
	2006	2007	2006	2007	Change
	(Dollars in thousands)

Americas	$104,447	$125,979	58.9%	50.3%	20.6%
EMEA	58,253	72,932	32.9	29.1	25.2
APAC	14,491	51,569	8.2	20.6	255.9

Total	$177,191	$250,480	100.0%	100.0%	41.4%

Revenues in the Americas increased by 20.6% to $126.0 million in fiscal 2007 compared to $104.4 million in fiscal 2006. The increase was principally driven by the revenues associated with our new InterVideo products, which generated sales of $28.7 million for the year ending November 30, 2007. Revenues for Corel products declined by 6.9% in fiscal 2007, due to lower WordPerfect and Digital Imaging revenues. WordPerfect decreased due to the decrease in point of sale royalties from one of our largest OEM customers, the decrease in enterprise license revenue, and the launch of WordPerfect Office X3 in the first quarter of the prior year. The decline in Digital Imaging revenues for fiscal 2007 was primarily attributable to lower POS revenue at one of our largest OEM customers and the repositioning of the Digital Imaging product as our higher end product relative to our acquired Photo Impact brand and MediaOne. A new version of Paint Shop Pro Photo was released in the fourth quarter of fiscal 2007.

Revenues in EMEA increased by 25.2% to $72.9 million in fiscal 2007 from $58.3 million in fiscal 2006. The main reason for the increase was the revenues generated by our InterVideo products which totaled $10.3 million in fiscal 2007. Revenues from Corel products increased by 7.6% primarily due to increases in CorelDRAW Graphics Suite and WinZip product sales, which offset decreases in sales in WordPerfect and Digital Imaging product. CorelDRAW Graphics Suite revenues increased in EMEA due to continued advances made in the retail and enterprise market and the strengthening of the Euro relative to the US Dollar.

APAC revenues increased by 255.9% to $51.6 million in fiscal 2007. The increase was due largely to sales from InterVideo products of $34.0 million in fiscal 2007. Revenue growth in Corel products was 21.2% for the year ended November 30, 2007, due to revenue growth in WinZip and iGrafx. iGrafx growth was larger in this region due to licensing deals reached with one of our distribution partners initiated in the second quarter of fiscal 2007. Revenues from our WinZip products have grown significantly due to increased new license sales and upgrades resulting from increased conversion of trial customers to license users through more aggressive in-product messaging.

Cost of Revenues

	Year Ended
	November 30,		Percentage
	2006	2007	Change
	(Dollars in thousands)

Cost of product	$21,339	$49,846	133.6%
As a percent of product revenue	13.6%	21.8%
Cost of maintenance and services	1,142	796	(30.3)%
As a percent of maintenance and service revenue	5.7%	3.6%
Amortization of intangible assets	14,366	26,119	81.8%
As a percent of revenue	8.1%	10.4%

Cost of Product Revenues.  Cost of product revenues increased by 133.6% to $49.8 million in fiscal 2007 from $21.3 million in fiscal 2006. As a percentage of product revenues, cost of product revenues increased to 21.8% from 13.6%, for the year ended November 30, 2007. The increase in the period was largely attributable to the change in our product mix caused by the acquisition of InterVideo. InterVideo products generally have higher royalty content then Corel products.

Cost of Maintenance and Services Revenues.  Cost of maintenance and services revenues decreased to 3.6% of related revenues in fiscal 2007 compared to 5.7% in fiscal 2006. The increase in maintenance revenues was primarily attributable to WinZip’s higher maintenance revenues, for which we have experienced limited incremental costs to provide.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $11.7 million to $26.1 million in the year ended November 30, 2007, from $14.4 million in the year ended November 30, 2006. This increase was due to the $15.5 million of amortization related to the intangible assets of $86.6 million acquired with InterVideo.

Operating Expenses

During the first quarter of fiscal 2008, we re-classified some of our fiscal 2007 operating expenses related to our Information Technology group, so that costs of certain employees were better aligned with the functions they performed. As a result, for the year ended November 30, 2007, we have reduced our general and administrative costs by $2.7 million, increased our sales and marketing costs by $976,000, increased our research and development costs by $1.7 million, and increased our cost of products sold by $71,000.

	Year Ended
	November 30,		Percentage
	2006	2007	Change
	(Dollars in thousands)

Sales and marketing	$54,851	$71,563	30.5%
As a percent of revenue	31.0%	28.6%
Research and development	25,883	46,368	79.1%
As a percent of revenue	14.6%	18.5%
General and administrative	24,285	34,380	41.6%
As a percent of revenue	13.7%	13.7%
Restructuring	810	1,447	78.6%
As a percent of revenue	0.5%	0.5%
Acquired in-process research and development	—	7,831	n/a
As a percent of revenue	0.0%	3.1%
InterVideo integration expenses	358	5,220	1358.1%
As a percent of revenue	0.2%	2.1%

Sales and Marketing.  Sales and marketing expenses increased by 30.5% to $71.6 million in fiscal 2007 as compared to $54.9 million in fiscal 2006. For the year, sales and marketing expenses as a percentage of revenue decreased to 28.6%, as compared to 31.0% for the prior period. The increase in sales and marketing expenses was as a result of additional costs associated with assuming InterVideo operations. The decline in expenses as a percentage of revenue from the prior year was due to our integration activities which have created cost synergies in the current period.

Research and Development.  Research and development expenses increased by 79.1% to $46.4 million for the year ended November 30, 2007, as compared to $25.9 million for the year ended November 30, 2006. As a percentage of total revenues, research and development expenses increased to 18.5% from 14.6% in fiscal 2007 as compared to fiscal 2006. The increase in research and development expenses was as a result of products acquired from InterVideo which are part of our Digital Media group of products. Further research and development investment is made in Digital Media due to relative maturity and growth potential of this sector.

General and Administrative.  General and administration expenses increased to $34.4 million in the year ended November 30, 2007, from $24.3 million for the year ended November 30, 2006. As a percentage of total revenues, general and administration expenses remained the same at 13.7% as compared to fiscal 2006. The increase in general and administration costs was due largely to the integration of InterVideo operations and resources as well as additional expenses incurred to be compliant with Sarbanes-Oxley.

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

Restructuring.  In the fourth quarter of fiscal 2007, our management initiated a restructuring plan to centralize much of our Digital Media operations in Greater China and Fremont, California. Additionally, further changes have been made to staff to align and balance our global teams. This resulted in the planned closure of our Minneapolis location in fiscal 2008 as well as the termination of certain individuals. The total amount of the liabilities arising from this plan are estimated to be $2.2 million, of which $1.9 million relates to termination and related benefits, and $0.3 million relates to the closure of our Minneapolis facility. These charges were funded by our cash flow from operations. We expensed restructuring charges of $1.4 million in fiscal 2007 as a result of this plan. Further expenses of $0.5 million were recorded in fiscal 2008. We expect significant reductions in employee expenses in future periods as a result of the restructuring plan, however, some employees have been added in other locations to replace some of the individuals terminated.

For our fiscal year ended November 30, 2006, restructuring costs of $810,000 represent severance costs related to the realignment of our sales and marketing force in the Americas and reductions in our research and development team.

Non-Operating (Income) Expense

	Year Ended
	November 30,
	2006	2007
	(Dollars in thousands)

Loss on debt retirement	$8,292	$—
Interest expense, net	11,331	16,254
Amortization of deferred financing fees	1,180	1,074
Other non-operating (income) expenses	(565)	(799)

Total non-operating expenses	$20,238	$16,529

Loss on Debt Retirement.  We incurred a loss on debt retirement of $8.3 million in fiscal 2006 relating to the write-off of deferred financing costs as a result of our refinancing $130.0 million of credit facilities prior to maturity, as part of our initial public offering on May 2, 2006.

Interest (Income) Expense, Net.  Net interest expense increased by $4.9 million in fiscal 2007 from $11.3 million in fiscal 2006. The increase was due to the additional long-term debt of $70.0 million incurred as a result of our acquisition of InterVideo.

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

Current taxes for the years ending November 30, 2006 and 2007 included foreign withholding taxes plus taxes incurred by our foreign subsidiaries. Deferred taxes in fiscal 2007 relates to an additional $5.0 million valuation allowance against all deferred tax assets assumed in the InterVideo acquisition. In the third quarter, we determined that it was no longer more likely than not that the deferred tax assets would be realized, and accordingly a valuation allowance was recorded. This was offset by a reduction in our deferred income tax liability related to the amortization of intangible assets recorded on the acquisition of InterVideo. Deferred taxes in fiscal 2006 related to the tax benefits realized in Canada from the use of tax loss carryforwards, existing prior to our acquisition by Vector Capital, in post-acquisition periods, less deferred tax credits relating to WinZip operations in 2005.

We had current tax expense of $3.4 million on a loss before tax of $9.6 million due mostly to foreign withholding taxes which are not creditable due to the Canadian loss carryforwards and foreign taxes in jurisdictions which are profitable.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2008, our principal sources of liquidity include cash and cash equivalents of $50.3 million and trade accounts receivable of $33.2 million. We also have a five-year $75.0 million revolving line of credit facility, of which $69.4 million is unused as of November 30, 2008.

At November 30, 2008, approximately 68% of our cash and cash equivalents are held on deposit with banks and the remaining amount of approximately 32% is held in commercial paper. The largest proportion of our bank deposits is held in Canadian banking institutions which we believe to be secure in the current global economy due to historically tighter regulations. We believe that we will be able to access the remaining balance of bank deposits outside of Canada as these deposits are with large reputable banks. We have and will continue to make a series of short-term investments in term deposits and commercial paper. Our investment policy is to invest in low risk short-term investments which are highly graded commercial paper and term deposits. We have not had a history of any defaults on this commercial paper, nor do we expect any in the future given the grade and short term to maturity of these investments. All commercial paper on hand at November 30, 2008 have been repaid, and subsequently reinvested.

As we enter fiscal 2009, based on our current business plan, internal forecasts and the risks that are present in the current global economy, we believe that cash generated from operations and the accessible portion of our operating line of credit facility included under our senior credit facility, will be sufficient to meet our working capital and operating cash requirements for the next fiscal year. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the risks detailed in or incorporated by reference in Item 1A — “Risk Factors”.

In fiscal 2008, the Company generated an increase in cash of $25.6 million, largely driven by our operating cash flows, increasing our cash and cash equivalents to $50.3 million.

In fiscal 2009, our financing payments will increase and our operating cash flows could decrease, as we will incur a few significant one time payments, and there is uncertainty associated with revenues in this current economic environment. The one time payments include a cash sweep payment due under our senior credit facility in February 2009 which is estimated to be $17.5 million, and a payment made to settle a long-time contingency with a supplier in the estimated amount of $2.0 million. These items will be partially offset by a reduction in our operating expenditures, an elimination of salary increases for fiscal 2009, a reduction in restructuring payments, a reduction in one-time expenditures such as the charges associated with the evaluation of strategic alternatives, and a reduction in our capital expenditures. If we compare our fourth quarter of fiscal 2008 total expenses for sales and marketing, research and development and general and administrative versus that of the fourth quarter of fiscal 2007, we have achieved cost savings of $4.4 million over the quarter, which is largely due to the completion of our restructuring activities and foreign exchange. We expect similar decreases due to restructuring activities for the first three quarters of fiscal 2009. We also have no significant liabilities for our defined pension benefit plan, our past restructuring activities, and do not expect significant cash flows from tax uncertainties, and in particular our tax contingency with the province of Ontario.

We expect that our actions to reduce operating expenses will allow us to generate operating cash flows sufficient to sustain operations, to address the one time items above, and to offset, in whole or in part, the potential impact of a decrease in future revenues. Despite the weakening economy in the fourth quarter of fiscal 2008, we generated operating cash flows of $16.0 million, of which only $5.8 million was attributable to a change in our operating assets and liabilities. These operating cash flows were higher then what we generated in the prior quarters of fiscal 2008. We also believe the global positioning of our diverse group of products will reduce the adversity that we face created by the uncertainty in the present economy.

Management believes that if the need arises we will be able to obtain funds through our line of credit, based on our evaluation of the status of our lender as secure. While it is unlikely that we will be able to draw down the full line of credit of $75.0 million due to debt covenants, we believe we are in a position to make draws of approximately $40.0 million based on our current financial position at November 30, 2008, without violating our current debt covenants. The available line of credit could be used to facilitate the acquisition of other companies or existing technologies. Ultimately, we would need to obtain approval from our lenders for permitted transactions as defined in the credit agreement. Given the recent failures of some financial institutions there is no guarantee that funds will be made available to us under our line of credit. Refer to risk factors, in item 1A of this 10-K, “We are potentially exposed to default risk on our interest rate swaps and our line of credit”.

Management believes that, despite the current economy, it is has the liquidity barring any unforeseen circumstances, to continue to operate through fiscal 2009 and pursue its planned business objectives.

Based on our current senior debt facility, a significant balloon payment will be required in fiscal 2012. We expect that we will maintain our creditworthiness over this time such that this payment can be refinanced at or prior to that date.

Working Capital

The net working capital deficit at November 30, 2008 was $6.3 million, a decrease of $8.9 million from the November 30, 2007 net working capital deficit of $15.2 million. The decreased working capital deficiency is primarily due to the additional operating cash flows we have generated, which is offset by the additional current liability of $17.5 million pertaining to an estimated cash sweep payment.

Current assets at November 30, 2008 were $94.5 million, an increase of $23.0 million from the November 30, 2007 year end balance of $71.5 million. The change is due to an increase in our cash and cash equivalents of $25.6 million and an increase in deferred tax assets of $3.1 million, which is partially offset by a decrease in accounts receivable of $5.1 million. The increase in our cash position was attributable to our continued generation of operating cash flows, while being able to minimize our financing activities, primarily our debt principal payments. The increase in the deferred tax assets is due to our assessment that it is more likely then not that we will realize the benefits of certain Taiwanese tax attributes after the re-organization of the ownership of our digital media intellectual property. The decrease in the trade accounts receivable balance is due to the timing of cash receipts from some of our largest customers.

Current liabilities at November 30, 2008 were $100.8 million, an increase of $14.1 million from November 30, 2007. The increase primarily resulted from the increase in the current portion of the long-term debt of $16.8 million which has increased due to our first cash sweep payment of approximately $17.5 million which is due in February 2009. This is partially offset by our decrease in payroll and profit sharing accruals and a decrease in our trade accounts payable.

Cash Flows

	Year Ended November 30,
	2006	2007	2008
	(In thousands)

Cash provided by operating activities	$36,225	$26,499	$35,505
Cash provided by (used in) financing activities	(3,885)	71,808	(3,060)
Cash provided by (used in) investing activities	(1,906)	(124,760)	(6,625)

Year ended November 30, 2008 compared to year ended November 30, 2007.

Cash flow from operations of $35.5 million in our fiscal year ended November 30, 2008 was an increase of $9.0 million from our fiscal year ended November 30, 2007. The increase in operating cash flows in fiscal

2008 as compared to fiscal 2007 is attributable to the timing of cash receipts from large OEM customers, and to the fact that in fiscal 2007 we had assumed and reduced a working capital deficiency in the acquisition of InterVideo. There were no significant non-operating cash receipts included in net income in our fiscal year ended November 30, 2008.

Cash flow used by financing activities was $3.1 million in our fiscal year ended November 30, 2008, a decrease of $74.9 million compared to cash provided by financing activities of $71.8 million in our fiscal year ended November 30, 2007. This decrease is largely due to an additional term loan of $70.0 million which was obtained in conjunction with the acquisition of InterVideo, and a decrease in cash generated from exercised options of $5.1 million due to terminated InterVideo employees in the prior year. In the upcoming periods, payments made to reduce debt will increase due to cash sweep obligations within our term loan agreement.

Cash used in investing activities was $6.6 million in our fiscal year ended November 30, 2008, a decrease of $118.2 million compared to $124.8 million in our fiscal year ended November 30, 2007. The additional cash outlay reflects the purchase of InterVideo on December 12, 2006 and the remaining interest in Ulead on December 28, 2006 totaling $120.9 million. This was offset by the additional purchases of long lived assets of $3.2 million of which the majority related to computer hardware, to meet our plan to invest in our infrastructure.

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

Indebtedness

On May 2, 2006, we entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan with a six-year maturity and a $75.0 million revolving line of credit with a five-year term. Proceeds from this refinancing were used to repay our existing debt at that time. On December 12, 2006, this facility was amended and we completed our acquisition of InterVideo and Ulead. The acquisition was partially financed through an amendment to the credit facility for an additional $70.0 million of term loan borrowings. In addition there was a $43.0 million draw on our revolving line of credit and the remainder was financed from cash of the combined company. During the year ended November 30, 2007 we repaid the $43.0 million revolving line of credit. There was $69.4 million outstanding on the line of credit as of November 30, 2008, as we have drawn $5.6 million relating to a letter of credit.

The credit facility agreement requires us to make fixed quarterly principal repayments of 0.25% of the original principal amount on the term loan, or $225,000 from June 2006 to December 2006 and $400,000 from January 2007 through to December 2011, with the balance of the loan due in April 2012. The term loan and revolving line of credit bear interest at floating rates tied to either the Alternate Base Rate (“ABR”), which equals the higher of (i) the federal funds rate plus 50 basis points, and (ii) the prime rate plus 2.25% until December 2006 and ABR plus 3.00% thereafter, or Adjusted LIBOR plus 3.25% until December 2006 and Adjusted LIBOR plus 4.00% thereafter. On an annual basis, beginning the first quarter of fiscal 2008, we may be required to make a cash sweep payment to fund our principal balance, based on excess cash flow as defined in the agreement. No payments were made or were required to be made through November 30, 2008. We currently estimate that a $17.5 million payment will be required for the fiscal 2008 cash sweep, which is required to be made in the first quarter of fiscal 2009.

In addition to the above loans, the facility also provides us with a $25.0 million letter of credit and a $5.0 million Swingline commitment. The applicable interest rate on any borrowings is based on a leverage ratio pricing grid. As at November 30, 2008, there was $5.6 million outstanding for a letter of credit. No balance was outstanding on the Swingline commitment.

In connection with the senior credit facility, we obtained interest rate protection by entering into an interest rate swap with its principal lender for $134.5 million. The variable rate of interest is based on one-month LIBOR plus 4.00% for $90.0 million of the interest rate swaps and three-month LIBOR plus 4.00% for $44.5 million of the interest rate swaps. The fixed rates range from 8.19% to 9.49%. Currently, our exposure to default risk on our interest rate swap agreements is minimal as we are in a liability position on all interest rate swaps.

The borrowings under the senior credit facility are collateralized by a pledge of all our assets, including subsidiary stock. Under the terms of the credit agreement we are subject to restrictive covenants, such as restrictions on additional borrowing, distributions and business acquisitions/divestitures. It also includes the following financial covenants:

•	a maximum total leverage ratio, which is defined as the ratio of total debt to trailing four quarter consolidated Adjusted EBITDA, as defined in the credit agreement, to be less than specified amounts over the term of the facility as follows:

Period	Ratio

Through to November 29, 2007	3.50
November 30, 2007 through November 29, 2008	3.25
November 30, 2008 through November 29, 2009	3.00
November 30, 2009 through November 29, 2010	2.75
November 30, 2010 through November 29, 2011	2.50
November 30, 2011, thereafter	2.25

•	a minimum fixed charge coverage ratio, which is defined as the ratio of trailing four quarter consolidated Adjusted EBITDA to fixed charges (fixed charges include interest paid, scheduled repayment of principal on long-term debt, capital expenditures and taxes paid) as follows:

Period	Ratio

Through to Nov 29, 2010	2.00
November 30, 2010 through November 29, 2011	2.25
November 30, 2011, thereafter	2.50

The future debt payments on long-term debt as of November 30, 2008, including the annual cash sweep for fiscal 2008 as discussed above, are as follows:

	Principal	Interest	Total

2009	19,095	11,723	30,818
2010	1,596	10,590	12,186
2011	1,596	9,622	11,218
2012	134,072	3,133	137,205

Total	$156,359	$35,068	$191,427

As of November 30, 2008, we were in compliance with all debt covenants. Management continues to monitor compliance with debt covenants carefully, and at this point believes that — barring further worsening of the current global economic difficulties beyond our current projections — we will continue to be in compliance with debt covenants throughout fiscal 2009. We have included the following reconciliation from the cash flow provided by operations to the Adjusted EBITDA used in the covenant calculations. Adjusted EBITDA is a non-GAAP measure that we use to assist in evaluation of our liquidity and is used by our bank lenders to calculate compliance with certain financial covenants. Adjusted EBITDA was $60.9 million for our fiscal year ended November 30, 2008 compared to $57.3 million for our fiscal year ended November 30, 2007.

This measure does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable to the calculation of similar measures used by other companies, and should not be viewed as alternatives to measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider cash flow from operations to be the closest GAAP measure to Adjusted EBITDA. For our fiscal years ended November 30, 2008, 2007 and 2006, we had cash flow from operations of $35.5 million, $26.5 million and $36.2 million, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations:

	Year-Ended November 30
	2006	2007	2008
	(In thousands)

Cash flow provided by operations	$36,225	$26,499	$35,505
Change in operating assets and liabilities	3,736	5,238	1,544
Interest expense, net	11,331	16,254	14,252
Income tax expense	4,668	3,443	(136)
Provision for bad debts	(195)	(252)	(1,092)
Unrealized foreign exchange losses on forward contracts	(150)	(147)	(126)
Deferred income taxes	(876)	83	4,533
Gain (loss) on interest rate swap recorded at fair value	(810)	(392)	7
Gain (loss) on disposal of fixed assets	—	(102)	(196)
Gain on sale of investment	—	—	822
Gain from defined benefit pension plan	—	—	184
Restructuring	810	1,447	2,878
Expenses related to evaluation of strategic alternatives	—	—	2,728
Integration costs	358	5,220	—
Reorganization costs	117	—	—

Adjusted EBITDA	$55,214	$57,291	$60,903

Contractual Obligations and Commitments

We have operating leases for office space. In accordance with GAAP, neither the lease liabilities nor the underlying assets are carried on the balance sheet as the terms of the leases do not meet the criteria for capitalization. Payments on these leases were approximately $5.9 million for our fiscal year ended November 30, 2008, $6.8 million for our fiscal year ended November 30, 2007 and $5.2 million for our fiscal year ended November 30, 2006.

We have debt as discussed in the indebtedness section above.

The following table outlines our contractual commitments over the next five years and thereafter at November 30, 2008:

	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Long-term debt	$30,818	$23,404	137,205	$—	$191,427
Capital leases	720	887	147	—	1,754
Defined pension benefit obligations	—	—	—	1,431	1,431
Operating leases	4,574	8,811	7,147	6,373	26,905

Total	$36,112	$33,102	$144,499	$7,804	$221,517

Since our fiscal year ended November 30, 2004, we have funded our operations from cash flow from our operations. We believe that our current resources are adequate to meet our requirements for working capital and capital expenditures for at least the next year. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financings. If we ever need to seek additional financing, there is a risk that additional financing will not be available, or if available, will not be available on reasonable terms. Refer to risk factor in Item 1A of this 10-K document, “We are subject to restrictive debt covenants that impose operating and financial restrictions on our operations and could limit our ability to grow our business.”

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States consistently applied throughout all periods. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, long-lived assets, goodwill, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We record revenue when persuasive evidence of an arrangement exists, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable.

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

We sell maintenance contracts that include the right to unspecified upgrades of software licenses on a when-and-if-available basis and customer support. Sales of maintenance contracts are considered post contract support, and the fees are deferred and recognized as revenue ratably over the term of the maintenance arrangement, which is generally 12 or 24 months. Deferred revenue is not contingent upon any specific delivery of product since upgrades are only provided when-and-if-available.

We record product revenues from sales of our packaged software and license fees when legal title transfers, which is generally when the product ships or, in some cases, when products are delivered to retailers. We sell some of our products on consignment to resellers and retailers and recognize revenue for these consignment transactions only when the end-user sale has occurred.

We record revenue from our OEM customers based on the evidence of products sold by our OEM customers to end customers or to the OEMs sales channel partners. Under certain agreements where post contract support (“PCS”) is granted to OEMs for a period greater than a year, we recognize revenue ratably over the contractual PCS period. Typically, our OEM customers do not have the right to claim a credit or refund for returns from an OEMs sales channel partners or end customers back to the OEM.

End-user sales are made directly through the our websites without upgrades. Websales revenue is recognized, net of returns, upon the delivery of the product and the receipt of payment by credit card.

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

While we believe our accounting practice for establishing and monitoring our product return provision is adequate and appropriate, any adverse activity or unusual circumstances could result in an increase in reserve levels in the period in which such determinations are made and have a significant effect on revenues.

During fiscal 2008, due to the availability of improved provision related information, we changed the method for estimating the provision for product returns in order to improve on the accuracy of the amounts recorded as well as the timeliness of our financial statement preparation process. In accordance with Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, we have determined that this is a change in estimation methodology and accordingly is a change in estimate as opposed to a change in accounting principle or error correction. The change in estimate has resulted in an increase in fiscal 2008 revenues of approximately $2.0 million and increased accounts receivable by $2.0 million as at November 30, 2008.

Accounting for Income Taxes

Effective December 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), which provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that has greater than a fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits be presented as a separate liability and not combined with deferred tax liabilities or assets.

We have operations in a number of countries worldwide. Our income tax liability is therefore a consolidation of the tax liabilities we expect to have in various locations. Our tax rate is affected by the profitability of our operations in all locations, tax rates and taxation systems of the countries in which we operate our tax policies and the impact of certain tax planning strategies which we have implemented.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have had substantial tax losses over the years and only a limited history of profitability, therefore we have recorded a valuation allowance against most tax assets. The deferred tax assets include the tax effect of $90.6 million of tax loss carryforwards of which C$51.0 million is due to expire in fiscal 2009. Given the large interest expense related to the acquisition of InterVideo and declining sales of WordPerfect it is unlikely that Corel will be able to realize the benefit of these losses. Other deferred tax assets include investment tax credits in Canada which depend on taxable income to utilize; given that there is no history of generating taxes it is unlikely that Corel will be able to realize the benefit of these investment tax credits. Therefore, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

As part of an initiative to reorganize the ownership of the digital media intellectual property, it is now more likely than not that we will be able to realize the benefit of certain Taiwanese tax attributes pertaining to loss carryforwards and investment tax credits. Therefore, we are removing the valuation allowance against $3.1 million of deferred tax assets resulting in a recovery of deferred tax expense of $1.4 million related to the post acquisition loss carryforwards and a reduction in goodwill of $1.7 million related to the pre-acquisition loss carryforwards and investment tax credits. We have reduced our deferred tax liabilities related to the Taiwanese intellectual property acquired in the purchase of InterVideo by $2.7 million in connection with the digital media reorganization, through a reduction in goodwill.

In 2008, we recorded a $1.8 million deferred tax expense related to the utilization of Taiwanese loss carryforwards which existed at the time of the InterVideo acquisition. In accordance with FAS 109, the change was recorded as a reduction to goodwill.

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

Business Combinations

We account for acquisitions of businesses and technologies in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (“FAS 141”). We allocate the purchase price to tangible assets, intangible assets, and liabilities based on fair values, with the excess of purchase price being allocated to goodwill.

Historically, our acquisitions have resulted in the allocation of a portion of the purchase price to goodwill, acquired intangible assets and consequent adjustments to our deferred taxes. In order to determine the fair value of these intangible assets, we make estimates and judgments based on assumptions about the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful life of those acquired intangible assets. Should different conditions prevail, we could record write-downs of intangible assets or changes in the estimate of useful life of those intangible assets, which would result in changes to amortization expense.

Acquired definite lived intangible assets are initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of the software products acquired. A significant change to the initial value assigned to the definite lived intangible assets could result if different assumptions are used in determining the present value of the estimated net future income producing capabilities of the asset.

Acquired definite lived intangible assets are amortized over the future income producing period, which we consider to be the useful life, on a straight-line basis, with the exception of customer relationships which are amortized over the pattern in which we expect to generate economic benefits from the asset.

For business combinations made subsequent to or on December 1, 2009, we will follow the guidelines of FAS 141R.

Impairment of Goodwill

In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“FAS 142”), goodwill is subject to annual impairment tests or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at the beginning of the fourth quarter of each fiscal year. We also test goodwill for impairment more frequently if events or circumstances warrant. Corel as a whole is considered one reporting unit. We estimate the value of our reporting unit based on our market capitalization. If we determine that our carrying value exceeds our fair value, we would conduct the second step of the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. If the carrying amount of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized. As of November 30, 2008, our goodwill balance of approximately $82.3 million arises from the acquisition of Jasc in fiscal 2004, which generated goodwill of approximately $9.9 million, and from the acquisition of InterVideo in fiscal 2007, which generated goodwill of approximately $72.4 million.

At November 30, 2008, given the current disruption and uncertainty in the global economy, the significant decrease in our stock price over the last fiscal quarter, and our revenues being slightly lower then projected, we determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. Based on our market capitalization as at both September 1 and November 30, 2008, our fair value continues to exceed our carrying value. While this is largely attributable to the negative carrying value of our net assets, the significance of the excess of our market capitalization over carrying value supports the carrying value of our goodwill as at both September 1 and November 30, 2008. Furthermore, the financial position of our Company continues to strengthen on an annual basis as we improve our cash position and reduce our working capital deficiency. In each of the last three years, we have generated cash flows from operations of more than $26 million and the performance of the products which were acquired through the business combinations that gave rise to the goodwill continue to meet or exceed the revenues and margin projections which were built into the original valuations of these businesses. Furthermore, we have and will continue to achieve cost reductions in operating expenses through fiscal 2009, due in part to the restructuring activities performed after this acquisition. Based on the above considerations, we have concluded that there is no impairment in our goodwill as of November 30, 2008.

Long-lived Assets

We amortize our long-lived assets over the estimated useful life of the asset. We evaluate all of our long-lived assets, excluding goodwill, periodically for impairment in accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. Events or changes in facts or circumstances can include a strategic change in business direction, decline or discontinuance of a product line, a reduction in our customer base or a restructuring. If one of these events or circumstances indicates that the carrying value of an asset may not be recoverable, or that our estimated amortization period was not appropriate, we would record an impairment charge against our long-lived assets. The amount of impairment would be measured as the difference between the carrying value and the fair value of the impaired asset as calculated using a net realizable value methodology. An impairment charge would be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

At November 30, 2008, given the current disruption and uncertainty in the global economy, the significant decrease in our stock price over the last fiscal quarter, and our revenues being slightly lower then projected, we determined that the appropriate triggers had been reached for an impairment test on our definite lived intangible assets. Our definite lived intangible assets are licenses, technologies, trade names and customer relationships that we acquired with InterVideo, WinZip, and Jasc. The definite lived intangibles from these acquisitions have net book values as at November 30, 2008 of $47.4 million, $12.3 million and $6.0 million, respectively.

We performed our asset recoverability tests using undiscounted cash flows. We grouped the definite lived intangible assets at the lowest level for which we determined identifiable cash flows are largely independent of the cash flows of other assets and liabilities, and estimated the associated cash flows by the Graphics and Productivity and Digital Media product lines. Our cash flow analysis did not extend beyond four years, which is consistent with the remaining amortization period of the majority of intangibles. We used our internal forecasts for the next four years to derive revenues, including a projected decrease in revenues fiscal 2009. We included gross margins percentages consistent with those that had been achieved in fiscal 2008 and projected a reduction in operating expenses from fiscal 2008, reflective of the operating costs incurred in the final quarter of fiscal 2008, when we implemented restructuring activities and announced wage freezes for the upcoming fiscal year. These undiscounted cash flows supported the recoverability of our definite lived intangible assets.

In addition, we performed a sensitivity analysis on the cash flow forecasts which focused on revenues and cost of revenues, as we do not expect much variability in our operating costs. Given a 5% reduction in our revenues on an annual basis and a 5% reduction in gross margin, the resulting undiscounted cash flows continue to support the recoverability the definite lived intangible assets over the same period.

Due to the above considerations, which are based on our best available information, we have not recorded any impairment charge on our long-lived assets in fiscal 2008. However, given the current state of the economy, we expect to continue to perform asset recoverability tests in future periods.

Stock Option Accounting

In accordance with Statement of Financial Accounting Standards No. 123(R) Share Based Payment (“FAS 123(R)”) we estimate the fair value of our options for financial accounting purposes using the Black-Scholes model, which requires a number of subjective assumptions, including the expected life of the option, risk-free interest rate, dividend rate, forfeiture rate, future volatility of the price of our common shares and vesting period. The use of subjective assumptions could materially affect the fair value estimate. For a period of time prior to our initial public offering, there was no active market for our common shares. Since we have been public for less than the vesting period of our options, we do not consider the volatility of our share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on our share price, we will use a blended rate of our own share price volatility and the U.S. Dow Jones Software and Computer Services Index. We estimate the risk-free interest rate based on US Treasury benchmark bonds with an average yield of five to ten years. Since we do not have a sufficient level of experience relating to options granted and exercised subsequent to our IPO, we base our estimate of the expected life of the option using the simplified method based on the period for which our options can be exercised. We assess our forfeiture rate through an analysis of the turnover of our employees since we commenced issuing options in December 2003. The fair values of the options issued are being recognized as compensation expense over the applicable vesting period, which in the majority of options is for four years.

We began to issue restricted share units in fiscal 2007. We determine the fair value of our restricted share units based on our share price on the date the units are granted. The restricted share units have no characteristics which would require classification as debt, and as such they are not revalued in subsequent periods.

Based on equity awards outstanding as of November 30, 2008, we had unrecognized stock-based compensation totaling $8.5 million, and we expect to record approximately $5.0 million in stock-based compensation in our fiscal year ending November 30, 2009. To the extent we continue to grant equity awards in the future, the amounts of stock-based compensation recorded in future periods may be greater than these expectations. Stock-based compensation expense is reported in our Consolidated Statements of Operations, either as a cost of revenues, or with the operating expense which best reflects the award recipient’s duties in the organization.

Prior to our initial public offering in April 2006, we did not obtain contemporaneous valuations from an unrelated valuation specialist. Instead, a retrospective valuation was performed by management, with input from Vector Capital. Contemporaneous valuations were not obtained because we were a private company and options were granted on a frequent basis. Therefore, it was impractical to obtain a valuation at each grant date. We believe that management, as a result of their experience and Vector Capital as a private equity firm, have relevant experience valuing companies. Where there was more than one class of shares outstanding, the enterprise value was equally allocated to the “as-converted” common shares to arrive at a per share fair value.

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

In arriving at the fair value of our common shares, we made a number of estimates including a revenue growth rate and a marketability discount. We used a revenue growth rate that was based upon our financial results available at the valuation date and the expected industry growth rate. In addition, we used a marketability discount of 40% to reflect the fact that our common shares were not trading in a public market. This rate was based upon U.S. and Canadian case law and numerous independent pre-IPO “lack of marketability” studies.

Fair Value Measurements

As of December 1, 2007, the Company has adopted Financial Accounting Standards No. 157 (“FAS 157”) for the fair value measurement of recurring items. FAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Our interest rate swaps represent our only material item impacted by the fair value measurement guidance of FAS 157. As of November 30, 2008, we have interest rate swaps totaling $134.5 million, which we use to mitigate the risk of increases in the one-month LIBOR exchange rate. We consider our interest rate swaps to be a Level 2 measurement under the FAS 157 hierarchy, as it is largely based on observable inputs over the life of the swaps in a liquid market.

The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt. The floating and fixed rate cash flows are then discounted to the valuation date by using the one month LIBOR rate at the date of the valuation. In order to value the interest rate swaps, management used observable LIBOR rates. Linear interpolations was used to estimate the relevant rates along the zero coupon curve. To construct the zero coupon curves, we used cash rates up to three months inclusively, futures rates from three months to two years inclusively, and swap rates from two to thirty years. Through the implementation of FAS 157, the fair value of the interest rate swaps include a credit valuation adjustment. The credit adjusted valuation values the swaps using an adjusted LIBOR curve for discounting cash flows to take into account our and the counterparty’s credit risk. The credit spread used for the calculation was based on our debt ratings in November 2008.

The valuation of the interest rate swap can be sensitive to changes in the current and future one month LIBOR rates, which can have a material impact on the fair value of the derivative. However, as these swaps are used to manage our cash outflows, these changes will not impact our liquidity and capital resources. Furthermore, since the majority of our interest rate swaps are deemed as effective hedging instruments, these changes do not impact our income from operations, as they would be included in other comprehensive income.

Accelerated Debt Payments

On an annual basis, we are required to make a cash sweep payment to fund our principal balance on our term loans, based on excess cash flow as defined in our senior credit facility agreement. All cash sweep payments are classified on the balance sheet based on our ability and intent to refinance the obligation on a long-term basis, the existence of financing arrangements to allow short-term obligations to be refinanced, and the remoteness of the acceleration due date. Any cash sweep payments estimated to be payable within the next year are classified as a current liability on our consolidated balance sheet. We are currently not intending to refinance this cash sweep obligation and intend to make the payments as required.

Each quarter end, with the exception of the quarter ending on November 30, we estimate our cash sweep payment based on our excess cash flow forecasts for the entire fiscal period, based on our current revenue, expense, collection and payment projections. Excess cash flow is computed in accordance with our senior credit facility agreement. In computing our excess cash flow, we use estimates and judgment based on our experience. These estimates are based on current historical trends, including new product introductions. Actual excess cash flow could vary materially from our estimates. An increase or decrease in excess cash flow could result from changes in consumer demand or other factors. Should this variance occur, our required cash sweet payment could fluctuate significantly. Variances are considered and adjusted for on a quarterly basis.

As of November 30, 2008, we estimated our cash sweep payment in accordance with the agreement, based on our excess cash flow, which is calculated based on our actual current revenue, expense, collections and certain payments. We expect to make a payment of approximately $17.5 million in February 2009, and as such this amount has been classified as a current liability.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB released FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us is the interim period ending February 28, 2009. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that we are intending to manage. We are currently assessing and evaluating the new disclosure requirements for our derivative instruments, and in particular our interest rate hedges on our term loans.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, which for us is the fiscal year beginning December 1, 2009.

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years, which for us is the fiscal year beginning December 1, 2009. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. We do not expect FSP FAS 142-3 to have a material effect on our consolidated financial statements.

QUARTERLY FINANCIAL DATA

	Quarter Ended
2008	Feb. 28	May. 31	Aug. 30	Nov. 30	Total Year
			(Unaudited)
	(Dollars in thousands, except number of shares and per share amounts)

Revenue:
Product	$59,362	$60,249	$59,725	$62,624	$241,960
Maintenance and service	6,182	6,795	6,503	6,790	26,270

Total revenue	65,544	67,044	66,228	69,414	268,230

Cost of revenues:
Cost of products	15,227	14,008	15,218	17,000	61,453
Cost of maintenance and services	167	132	113	116	528
Amortization of intangible assets	6,414	6,418	6,418	6,384	25,634

Total cost of revenues	21,808	20,558	21,749	23,500	87,615

Gross margin	43,736	46,486	44,479	45,914	180,615

Operating expenses:
Sales and marketing	19,684	20,748	17,941	18,418	76,791
Research and development	12,091	11,716	10,610	10,096	44,513
General and administration	8,811	8,640	8,378	7,188	33,017
Restructuring	178	447	293	1,960	2,878

Total operating expenses	40,764	41,551	37,222	37,662	157,199

Income from operations	2,972	4,935	7,257	8,252	23,416
Other expenses (income):
Interest expense, net	4,288	2,933	3,540	3,491	14,252
Amortization of deferred financing fees	270	270	270	271	1,081
Expenses associated with evaluation of strategic alternatives	—	705	992	1,031	2,728
Other non-operating (income) expense	(1,464)	102	1,034	2,112	1,784

Income (loss) before taxes	(122)	925	1,421	1,347	3,571
Income tax expense (recovery)	(92)	(5)	(177)	138	(136)

Net income (loss)	$(30)	$930	$1,598	$1,209	$3,707

Other comprehensive income (loss):	$(3,605)	$2,903	$(648)	$(2,080)	$(3,430)

Total comprehensive loss	$(3,635)	$3,833	$950	$(871)	$277

Net income (loss) per share:
Basic
Corel common	$(0.00)	$0.04	$0.06	$0.05	$0.14
Fully diluted
Corel common	$(0.00)	$0.04	$0.06	$0.05	$0.14

	Quarter Ended
2007	Feb. 28	May. 31	Aug. 30	Nov. 30	Total Year
			(Unaudited)
	(Dollars in thousands, except number of shares and per share amounts)

Revenue:
Product	$47,304	$59,553	$55,018	$66,399	$228,274
Maintenance and service	5,330	5,479	5,352	6,045	22,206

Total revenue	52,634	65,032	60,370	72,444	250,480

Cost of revenues:
Cost of products	8,497	14,026	12,167	15,156	49,846
Cost of maintenance and services	198	221	244	133	796
Amortization of intangible assets	5,757	6,373	6,925	7,064	26,119

Total cost of revenues	14,452	20,620	19,336	22,353	76,761

Gross margin	38,182	44,412	41,034	50,091	173,719

Operating expenses:
Sales and marketing	17,275	17,715	17,590	18,983	71,563
Research and development	11,596	11,070	11,939	11,763	46,368
General and administration	8,662	8,575	7,763	9,380	34,380
Acquired in-process research and development	7,831	—	—	—	7,831
InterVideo integration expense	785	860	2,220	1,355	5,220
Restructuring	—	—	—	1,447	1,447

Total operating expenses	46,149	38,220	39,512	42,928	166,809

Income (loss) from operations	(7,967)	6,192	1,522	7,163	6,910
Other expenses (income):
Interest expense, net	3,921	3,718	4,195	4,420	16,254
Amortization of deferred financing fees	265	269	270	270	1,074
Other non-operating (income) expense	(632)	479	(497)	(149)	(799)

Income (loss) before taxes	(11,521)	1,726	(2,446)	2,622	(9,619)
Income tax (recovery) provision	355	(587)	4,314	(639)	3,443

Net income (loss)	$(11,876)	$2,313	$(6,760)	$3,261	$(13,062)

Other comprehensive (loss) income	—	—	56	(731)	(675)

Total comprehensive (loss) income	$(11,876)	$2,313	$(6,704)	$2,530	$(13,737)

Net income (loss) per share:
Basic	$(0.48)	$0.09	$(0.27)	$0.13	$(0.52)
Fully Diluted	$(0.48)	$0.09	$(0.27)	$0.13	$(0.52)

Variance from Fourth Quarter Guidance

On December 11, 2008, we updated our financial guidance for our fourth quarter ended November 30, 2008. At that time we projected GAAP net loss in the range $0.1 million to $2.1 million and GAAP net loss per share in the amount of $0.00 to $0.08. Ultimately we achieved net income of $1.2 million during the fourth quarter, which was $1.3 million greater then the outside range in our guidance, and net earnings per share of $0.05 which was $0.05 greater then the outside range in our guidance. The principal source of the variance relates to a reduction in a loss contingency recorded in cost of products, which had been established in connection with the purchase of InterVideo, based on a dispute with one of its suppliers. The resolution to this dispute occurred subsequent to the date of this guidance, but prior to the date of issuance of our financial statements. In accordance with GAAP, we have updated this material estimate in our results for fiscal 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of a loss that could affect our financial position resulting from adverse changes in the financial markets. Our primary risks relate to increases in interest rates and fluctuations in foreign currency exchange rates. Our market risk sensitive instruments were all entered into for non-trading purposes.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our long-term debt. We have significantly larger amounts of interest bearing debt as compared to interest bearing assets. The risk is associated with increases in the prime lending rate, as a significant portion of the debt has a floating rate of interest based on the LIBOR rate.

Given the amount of debt that we have, if LIBOR rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense, after considering our interest rate swaps that are deemed as effective hedging instruments, would change by approximately $332,000 for each 0.5% change in interest rates based on debt outstanding as of November 30, 2008. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.

As of November 30, 2008, our interest rate swaps convert an aggregate notional principal amount of $134.5 million (or approximately 86% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on one-month LIBOR plus 4.00%. The fixed rates range from 8.93% to 9.49%. During our fiscal year ended 2008, we have recorded income of $7,000 as a result of recording a portion of these interest rate swaps at fair value. As of November 30, 2008, $90.0 million of these interest rate swaps have been designated as effective hedging instruments and any gains or losses on these items are recorded in other comprehensive income.

As of November 30, 2007, our interest rate swaps converted an aggregate notional principal amount of $109.5 million (or approximately 69% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest was based on one-month LIBOR plus 4.00%. The fixed rates ranged from 8.93% to 9.49%. During our fiscal year ended 2007, we recorded a loss of $392,000 as a result of recording these interest rate swaps at fair value.

We assess the effectiveness of our interest rate swaps as defined in Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), on a quarterly basis. We have considered the impact of the current credit crisis in the United States and the downturn in the global economy in assessing the risk of counterparty default. We believe that it is still likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result we continue to assess the swaps as effective hedging instruments. If there was to be a counterparty default during the life of the contract, there could be a material impact on future cash flows as well as interest expense recorded on our statement of operations. To the extent that the interest rate swaps continue to be in a liability position the impact would not be adverse.

Foreign Currency Risk

Most of our employees are located in Canada and Taiwan. We incur a disproportionate percentage of costs in Canadian and Taiwanese dollars as compared to Canadian and Taiwanese dollar denominated revenues. In addition we have a disproportionate amount of revenues in Euro’s and Japanese Yen, as compared to costs in Euro’s and Japanese Yen. We are therefore exposed to loss if the Canadian and Taiwanese dollar appreciates against the U.S. dollar, and the Euro and the Japanese Yen depreciate against the US dollar.

We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in U.S. and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of November 30, 2008, Corel has three U.S. dollar foreign exchange contracts outstanding of approximately $850,000 each, which were settled by January 5, 2009. A loss of $126,000 was recorded on these contracts for the year ending November 30, 2008.

As of November 30, 2007, Corel has two U.S. dollar foreign exchange contracts of $1.2 million, which were settled on December 10, 2007 and December 21, 2007. A loss of $138,000 was recorded on these contracts for the year ending November 30, 2007.

As we also operate internationally, a portion of our business outside North America is conducted in currencies other than the U.S. dollar. Accordingly, the results of our business may also be affected by fluctuations in the U.S. dollar against certain European and Asian currencies, in particular the Pound Sterling, the Yen and the Euro. Our exposure to these and other currencies is partially mitigated due to certain hedges naturally occurring in our business as we have decentralized sales, marketing and support operations in which most costs are local currency based.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data and the report of independent auditors thereon set forth below.

Quarterly financial information set forth in this Annual Report on Form 10-K under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Independent Auditors’ Report

To the Shareholders of Corel Corporation:

We have completed integrated audits of Corel Corporation’s 2008 and 2007 consolidated financial statements, an audit of its internal control over financial reporting as of November 30, 2008, and an audit of its 2006 consolidated financial statements. Our opinions, based on our audits, are presented below.

Consolidated Financial statements

We have audited the accompanying consolidated balance sheets of Corel Corporation as at November 30, 2008 and November 30, 2007, and the related consolidated statements of operations, cash flows and changes in shareholders’ deficit for each of the years in the three year period ended November 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2008 and November 30, 2007, and the results of its operations and its cash flows for each of the years in the three year period ended November 30, 2008 in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting

We have also audited Corel Corporation’s internal control over financial reporting as at November 30, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at November 30, 2008 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
February 6, 2009
Ottawa, Ontario

COREL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, U.S. dollars)

		As of November 30,
	Note	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	3	$50,260	$24,615
Restricted cash		159	217
Accounts receivable
Trade, net	4	33,241	41,092
Other		2,932	118
Inventory	6	1,562	729
Income taxes recoverable	12	785	1,470
Deferred tax assets	12	3,138	—
Prepaids and other current assets		2,456	3,276

Total current assets		94,533	71,517
Capital assets	8	10,549	8,971
Intangible assets	8,9	67,029	92,010
Goodwill	9,10	82,343	88,643
Deferred financing and other long-term assets	2,7	4,942	5,696

Total assets		$259,396	$266,837

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	11	$64,376	$67,290
Due to related parties	5	341	—
Income taxes payable	12	1,226	723
Deferred revenue		15,190	15,707
Current portion of long-term debt	13	19,095	2,249
Current portion of obligation under capital leases	14	621	767

Total current liabilities		100,849	86,736
Deferred revenue		2,404	2,365
Income taxes payable	12	12,960	11,693
Deferred income tax liabilities	12	13,059	20,754
Long-term debt	13	137,264	156,359
Accrued pension benefit obligation	15	261	1,116
Obligation under capital leases	14	962	2,114

Total liabilities		267,759	281,137

Commitments and contingencies	14
Shareholders’ deficit
Share capital:
Corel Common Shares (par value: none; authorized: unlimited; issued and outstanding: 25,823 and 25,457 shares, respectively)	16	43,992	40,652
Additional paid-in capital	16	9,198	5,926
Accumulated other comprehensive loss		(4,151)	(721)
Deficit		(57,402)	(60,157)

Total shareholders’ deficit		(8,363)	(14,300)

Total liabilities and shareholders’ deficit		$259,396	$266,837

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, U.S. dollars, except per share data)

		Year Ended November 30,
	Note	2008	2007	2006

Revenues
Product		$241,960	$228,274	$157,319
Maintenance and services		26,270	22,206	19,872

Total revenues	19	268,230	250,480	177,191

Cost of revenues
Cost of product		61,453	49,846	21,339
Cost of maintenance and services		528	796	1,142
Amortization of intangible assets		25,634	26,119	14,366

Total cost of revenues		87,615	76,761	36,847

Gross margin		180,615	173,719	140,344

Operating expenses
Sales and marketing		76,791	71,563	54,851
Research and development		44,513	46,368	25,883
General and administration		33,017	34,380	24,285
Acquired in-process research and development	9	—	7,831	—
InterVideo integration expense	9	—	5,220	358
Restructuring	17	2,878	1,447	810

Total operating expenses		157,199	166,809	106,187

Income from operations		23,416	6,910	34,157
Other expenses (income)
Loss on debt retirement	13	—	—	8,292
Interest income		(459)	(724)	(978)
Interest expense		14,711	16,978	12,309
Amortization of deferred financing fees		1,081	1,074	1,180
Expenses associated with evaluation of strategic alternatives	21	2,728	—	—
Other non-operating expense (income)		1,784	(799)	(565)

Income (loss) before income taxes		3,571	(9,619)	13,919

Income tax expense (recovery)	12
Current		4,397	3,526	3,411
Deferred		(4,533)	(83)	1,257

Total Income tax expense (recovery)		(136)	3,443	4,668

Net income (loss)		$3,707	$(13,062)	$9,251

Other comprehensive loss, net of taxes of $nil		(3,430)	(675)	(131)

Comprehensive income (loss)		$277	$(13,737)	$9,120

Net income (loss) per Corel common share:	18
Basic		$0.14	$(0.52)	$0.41
Fully diluted		$0.14	$(0.52)	$0.40
Weighted average number of Corel common shares:
Basic		25,631	24,951	22,410
Fully diluted		26,189	24,951	23,156

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, U.S. dollars)

		Year Ended November 30,
	Note	2008	2007	2006

Cash flow from operating activities
Net income (loss)		$3,707	$(13,062)	$9,251
Depreciation and amortization		4,458	3,477	1,609
Amortization of deferred financing fees		1,081	1,074	1,180
Amortization of intangible assets		25,634	26,119	14,366
Stock-based compensation	16	6,301	5,488	3,232
Provision for bad debts		1,092	252	195
Deferred income taxes		(4,533)	(83)	876
Unrealized foreign exchange loss on forward exchange contracts		126	147	150
Acquired in-process research and development	9	—	7,831	—
Loss on disposal of fixed assets		196	102	—
Loss on early retirement of debt	13	—	—	8,292
Gain on sale of investments		(822)	—	—
Loss (gain) on interest rate swap recorded at fair value		(7)	392	810
Net gain from defined benefit pension plan		(184)	—	—
Change in operating assets and liabilities	20	(1,544)	(5,238)	(3,736)

Cash provided by operating activities		35,505	26,499	36,225

Cash flow from financing activities
Restricted cash		58	500	249
Proceeds from operating line of credit		—	48,000	—
Repayments of operating line of credit		—	(48,000)	—
Proceeds from long-term debt	13	—	70,000	90,000
Repayments of long-term debt	13	(2,249)	(2,149)	(150,323)
Repayments of capital lease obligations		(1,084)	(315)	—
Payments on deferred purchase price		—	—	—
Financing fees incurred		—	(1,685)	(5,259)
Proceeds from public offering, net of costs of $5,176		—	—	69,132
Proceeds from exercise of stock options		311	5,406	—
Dividends		—	—	(7,500)
Other financing activities		(96)	51	(184)

Cash provided by (used in) financing activities		(3,060)	71,808	(3,885)

Cash flow from investing activities
Proceeds on disposal of investments		475	—	—
Purchase of InterVideo, net of cash acquired	9	—	(120,912)	—
Purchase of capital assets and licences		(7,100)	(3,848)	(1,906)

Cash used in investing activities		(6,625)	(124,760)	(1,906)

Effect of exchange rate changes on cash and cash equivalents		(175)	38	(150)
Increase (decrease) in cash and cash equivalents		25,645	(26,415)	30,284
Cash and cash equivalents, beginning of period		24,615	51,030	20,746

Cash and cash equivalents, end of period		$50,260	$24,615	$51,030

Supplemental disclosures:
Cash paid for interest		13,817	16,488	9,613
Cash paid for income taxes		3,973	3,208	5,526
Share consideration on acquisitions		—	—	35,138
Purchases of capital assets under capital lease	14	—	3,074	—

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands, U.S. dollars)

				Accumulated
				Other	Additional	Retained	Total
		Corel Common		Comprehensive	Paid in	Earnings	Shareholders’
	Note	Shares		Loss	Capital	(Deficit)	Deficit

Balances at November 30, 2006		24,535	$30,722	$(46)	$4,612	$(47,095)	$(11,807)

Net loss						$(13,062)	$(13,062)
Other comprehensive loss		—	—	$(675)	—	—	$(675)

Stock based compensation	16	—	—	—	$5,488	—	5,488
Acquisition of InterVideo options	9	—	—	—	$719	—	719
Options exercised, net of issue costs	16	922	$9,930	—	$(4,893)	—	5,037

Balances at November 30, 2007		25,457	$40,652	$(721)	$5,926	$(60,157)	$(14,300)

Net income		—	—	—	—	3,707	3,707
Other comprehensive loss		—	—	$(3,430)	—	—	$(3,430)
Stock based compensation	16	—	—	—	$6,301	—	6,301
Adjustment to Retained Earnings upon implementation of FIN 48	12	—	—	—	—	$(952)	$(952)

Options exercised	16	366	$3,340	—	$(3,029)	—	311

Balances at November 30, 2008		25,823	$43,992	$(4,151)	$9,198	$(57,402)	$(8,363)

The components of total other comprehensive loss for the years ended November 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Actuarial gain recognized for defined benefit plan (note 15)	$506	$931	$—
Loss on interest rate swaps designated as hedges (note 2)	(3,614)	(1,821)	—
Unrealized losses on securities (note 7)	(322)	215	(131)

Other comprehensive income (loss)	$(3,430)	$(675)	$(131)

See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, U.S. dollars, unless otherwise stated)

1.	Nature of Operations

Founded in 1985, Corel Corporation (“Corel” or the “Company”) is a global packaged software company with products for the Graphics and Productivity market and the Digital Media market. At November 30, 2008, the Company’s significant Graphics and Productivity products include CorelDRAW Graphics Suite, WinZip, WordPerfect Office Suite, iGrafx Flow Charter , Corel Painter, Corel DESIGNER Techinical Suite, and its significant Digital Media products include WinDVD, Corel PaintShop Pro Photo, DVD Movie Factory, VideoStudio, Photo Impact and MediaOne .

2.	Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of Corel and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Estimates and assumptions

The preparation of these financial statements is in conformity with US GAAP and requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements, and the disclosures made in the accompanying notes. Examples of estimates include the provisions for sales returns and bad debts, estimates related to loss contingencies; estimates associated with annual goodwill impairment tests, assumptions used to determine the fair value of interest rate swaps, estimates used to determine the cash sweep payments required under our term loan agreement and estimates of deferred income tax assets and liabilities. We also use estimates when assessing impairments in the carrying values of purchased intangible assets, equipment and other long-lived assets and in determining their remaining economic lives. In addition, we use assumptions when employing the Black-Scholes valuation model to estimate the fair value of options. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

During fiscal 2008, due to the availability of improved provision related information, the Company changed the methodology for estimating the provision for product returns in order to improve on the accuracy of the amounts recorded as well as the timeliness of its financial statement preparation process. In accordance with Statement In accordance with financial accounting standards No. 154 — Accounting Changes and Error Corrections, (“FAS 154”), the Company has determined that this is a change in estimation methodology and accordingly is a change in estimate. The change in estimate has resulted in an increase in fiscal 2008 revenues of approximately $2.0 million and increased accounts receivable by $2.0 million as at November 30, 2008. The effect of this change in estimate was to increase both our basic and fully diluted earnings per share by $0.07, from $0.07 to the $0.14 currently reported on our statement of operations.

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the Company’s revenue recognition policy for OEM customers, the Company recognizes revenue based on the evidence of products sold by our OEM customers to end customers or to the OEM’s sales channel partners. Under certain agreements where post contract support (“PCS”) is granted to OEM for a period greater than a year, revenue is recognized ratably over the contractual PCS period. Typically, the Company’s OEM customers do not have the right to claim a credit or refund for returns from OEM’s sales channel partners or end customers back to the OEM. However, in the few instances where Corel has granted its OEM customers with the right to claim a refund or credit to a certain capped percentage of the contract amount, the Company defers revenue based on the contractual return cap until it is able to establish a reasonable returns estimate based on historical return activity, that is specific to the respective sales channel, product line or country.

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

Cost of Revenues

Royalty costs are recorded as a cost of revenue at the times revenues are recognized on the products for which the royalty relates. Manufacturing oversight, technical support, amortization, and shipping and handling costs associated with product delivery, are expensed as incurred and included in cost of revenues.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign currency translation

The functional currency of the Company and its subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are re-measured to U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are measured in U.S. dollars using historical exchange rates. Revenues and expenses are measured using the actual exchange rates prevailing on the date of the transactions. Gains and losses resulting from re-measurement are recorded in the Company’s Consolidated Statement of Operations as a component of other non-operating expense (income). The gains (losses) on foreign exchange were ($2,691), $862, and $413 for the years ending November 30, 2008, 2007, and 2006 respectively.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash equivalents

Cash equivalents are investments that are highly liquid and have terms to maturity of three months or less at the time of acquisition. Cash equivalents typically consist of commercial paper, term deposits and banker’s acceptances issued by banks and corporate debt. Cash and cash equivalents are carried at cost, which approximates their fair value.

Restricted cash

As of November 30, 2008 and 2007, $150 is held in-trust at a law firm to pay legal fees and expenses of the former Board of Directors, as required by the acquisition agreement reached between Vector Capital and Corel Corporation dated August 28, 2003, whereby Vector capital acquired Corel. Any unused funds will be returned to Corel in 2009. As of November 30, 2008 and 2007, $9 and $67, respectively, represented cash deposits for leased premises.

Investments

Investments are made up of equity securities classified as available-for-sale. Available-for-sale securities do not qualify for accounting under the equity method because Corel’s ownership interest in such investees is less than 20% and the Company does not have the ability to exercise significant influence on the investees.

All available-for-sale securities are recorded at fair value. Any unrealized gains and losses are reported as part of other comprehensive income (loss). Realized gains and losses are included in other non-operating expense (income). The Company assesses whether declines in investments are other then temporary. This assessment is determined by considering current market conditions and the financial position, earnings. and the future liquidity of the company that has been invested in. If it is determined that the decline is other then temporary the loss is recorded in the consolidated statement of operations in other expenses.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, forward exchange contracts and accounts receivable.

The Company’s cash and cash equivalents are denominated predominantly in U.S. dollars and are primarily on deposit with Canadian financial institutions. Cash and cash equivalent deposits may exceed federally insured limits. As of November 30, 2008, approximately 68% of the Company’s cash and cash equivalents are held on deposit with banks, and the remaining amount is held in commercial paper. The largest proportion of its bank deposits are held in Canadian banking institutions. The Company has historically made short-term investments in term deposits and commercial paper. There has been no history of any defaults on the Company’s commercial paper transactions. All commercial paper on hand at November 30, 2008, has been repaid, and subsequently reinvested.

When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. As at November 30, 2008 the Company has one individual customer (2007 — one) with balances greater then 10% of the total accounts receivable. This customer owed $4,303 (2007 — $5,634) or approximately 12.8% (2007 — 13.7%) of the total accounts receivable balance.

Interest rate risk

The Company’s exposure to interest rate risk relates primarily to its long-term debt. The Company has significantly larger amounts of interest bearing debt as compared to interest bearing assets. The risk is

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with increases in the prime lending rate, as a significant portion of the debt has a floating rate of interest based on prime.

Given the amount of debt that the Company has which is not hedged, if lending rates were to rise significantly, the resulting interest cost could materially affect the business. In connection with the current debt facility (note 13), the Company uses interest rate swaps to limit its exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.

Fair value of financial instruments

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and amounts due to related parties approximates fair value due to the short maturity of these instruments.

The Company determines the fair value of its operating line of credit and long-term debt based on market information and a review of prices and terms available at the fiscal year-end for similar obligations.

The carrying amount of 86% of the long-term debt, which is the portion that equals the notional amounts of the outstanding interest rate swaps, combined with the fair value of the interest rate swaps approximate fair value because the Company has interest rate swaps which are marked to market as at November 30, 2008. The remaining long-term debt which was not hedged, has a fair value of $21.9 million.

The carrying amount of the capital leases, which is based on amortized cost, is not materially different from fair value.

Fair value measurements

In September 2006, FASB released FAS 157, “Fair Value Measurements” (“FAS 157”) and is effective for fiscal years beginning after November 15, 2007, which is the year ending November 30, 2008 for the Company. FASB 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral associated with the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company is currently assessing the deferred portion of the pronouncement. As of December 1, 2007, the Company has adopted FAS 157 for the fair value measurement of recurring items.

FAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of our items measured at fair value using FAS 157 as of November 30, 2008:

		Quoted
	Fair Value of	Prices in Active	Significant
	Assets	Market for	Other	Significant
	(Liabilities) at	Identical Assets	Observable	Unobservable
	November 30,	(Liabilities)	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Long-term investments(1)	$96	$96	$—	$—
Forward exchange contracts(2)	(126)	—	(126)	—
Interest rate swaps(3)	(6,630)	—	(6,630)	—

(1)	The fair value of our long-term investments is based on the closing market prices of the investments.

(2)	The fair value of our forward exchange contracts is based on foreign currency exchange rates as of November 30, 2008. The fair value of our interest rate swap agreements is based on the present value of expected future cash flows based on observable future LIBOR rates

(3)	using linear interpolation, inclusive of the risk of non-performance, using a discount rate appropriate for the duration.

Accelerated Debt Payments

All cash sweep payments are classified on the balance sheet based on the Company’s ability and intent to refinance the obligation on a long-term basis and the existence of financing arrangements to allow short-term obligations to be refinanced. The Company is not currently intending to refinance its short term obligation and intends to make the payment as required. As such, the estimated cash sweep obligations due over the next 12 months have been classified as current liabilities.

Forward exchange contracts

Corel manages a portion of its financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on its operations.

To meet this objective Corel enters into foreign exchange contracts from time to time for terms of less than one year. Contracts are with major Canadian chartered banks, and therefore non-performance by a counter party is considered unlikely. As of November 30, 2008 Corel had three U.S dollar foreign exchange contracts of approximately $850 each outstanding, which were settled by January 5, 2009. An unrealized loss of $126 was recorded on this contract for the year ending November 30, 2008.

As of November 30, 2007, Corel had two U.S dollar foreign exchange contracts of $1,200 each, which were settled on December 10, 2007 and December 21, 2007. A loss of $138 was recorded on these contracts for the year ending November 30, 2007.

In accordance with the provisions of financial accounting statement no, 133 — Accounting for Derivative Instruments and Hedgind Activities, (“FAS 133”), Corel’s forward exchange contracts qualify as derivative instruments. These contracts are not designated as hedging instruments under FAS 133. These contracts are marked-to-market at the end of each reporting period and resulting gains or losses are recorded as other non-operating expense (income) in the Company’s consolidated statement of operations and the related liability is included in accrued liabilities in the consolidated balance sheet. The Company does not use derivative instruments for speculative purposes.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate swaps

As of November 30, 2008, the Company has $134.5 million of interest rate swaps which convert an aggregate notional principal amount of $134.5 million (or approximately 86% of its interest-bearing debt) from floating rate interest payments under its term loan facility to fixed interest rate obligations. Of this amount, $90.0 million have been designated as effective hedging instruments under FAS 133 and as such any changes in the value of these swaps is recorded in other comprehensive income. The Company also has $44.5 million of interest rate swaps that are not designated as effective hedging instruments under FAS 133, and as such any changes in the value of these swaps is recorded in interest expense. The Company does not use derivative instruments for speculative purposes.

As of November 30, 2008, the Company has three interest rate swaps with a notional amount of $44.5 million as required under its senior credit facility. The interest rate swaps qualify as a derivative and were not designated as a hedging instrument at the initiation of the swap, and as such, the Company has not applied hedge accounting. At the end of each period, the interest rate swaps are recorded in the consolidated balance sheet at fair value, either in other current assets or accrued liabilities, and any related gains or loses are recognized on the Company’s statement of operations within interest expense. The variable rate of interest is based on three-month LIBOR plus 4.00%. The fixed rates range from 8.62% to 8.76%. During fiscal 2008 and fiscal 2007, the Company recorded income of $7 and a loss of $392, respectively, to reflect the fair value for those interest rate swaps that have not been designated as hedges.

During fiscal 2007 and fiscal 2008, the Company entered into additional interest rate swaps for $50.0 million and $40.0 million, respectively, with its principal lender to reduce the risk of changes in cash flows associated with interest payments due to changes in one-month LIBOR. The interest rate swaps expire in January 2012, which is concurrent to the period which the senior credit extends. The objective of the swaps is to hedge the risk of changes in cash flows associated with the first future interest payments on floating rate debt with a notional amount of $90.0 million which is subject to changes in the one-month LIBOR rate, and therefore the cash flow from the derivative is expected to offset any changes in the first interest payments on floating rate debt with a notional amount of $90.0 million due to changes in one-month LIBOR. This is a hedge of specified cash flows. As a result, these interest rate swaps are derivatives and were designated as hedging instruments at the initiation of the swaps. The Company has applied cash flow hedge accounting in accordance with FAS 133. At the end of each period, the interest rate swaps are recorded in the consolidated balance sheet at fair value, in either other current assets if it is an asset position, or in accrued liabilities if it is in a liability position. Any related increases or decreases in the fair value are recognized on the Company’s balance sheet within accumulated other comprehensive income.

The Company assesses the effectiveness of its interest rate swaps as defined in FAS 133, on a quarterly basis. The Company has considered the impact of the current credit crisis in the United States in assessing the risk of counterparty default. The Company believes that it is still likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result continues to deem the swaps as effective hedging instruments. A counterparty default risk is considered in the valuation of the interest rate swaps.

Management has assessed that its cash flow hedges have no ineffectiveness, as determined by the hypothetical derivate method. Accordingly, during the years ending November 30, 2008 and November 30, 2007, the Company has recorded its mark-to-market losses of $3.6 million and $1.8 million, respectively, to other comprehensive income. As of November 30, 2008, the accrued mark to market loss on these swaps is $5.4 million. Of this loss in other comprehensive income, approximately $2.5 million is expected to be re-classified into earnings during the fiscal period ending November 30, 2009. If the Company partially or fully extinguishes the floating rate debt payments being hedged or were to terminate the interest rate swap contract, a portion or all of the gains or losses that have accumulated in other comprehensive income would be recognized in earnings at that time. Prospective and retrospective assessments of the ineffectiveness of the hedge have been and will be made at the end of each fiscal quarter.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the hedge of any of our interest rate swaps, was deemed ineffective, or extinguised by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.

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

Long-lived assets

Long-lived assets are recorded at cost. Amortization of licenses commences with the market release of the associated software products and versions. Depreciation and amortization are calculated using the following rates and bases:

Capital assets
Furniture and fixtures	20-33.3% per year declining balance
Computer equipment — general	Three years straight line
Computer equipment — research and development	20-50% per year declining balance
Computer equipment under capital lease — general	Three years straight line
Leasehold improvements	Straight line over the term of the lease
Intangible assets
Licenses	Straight line over their useful lives, generally three to seven years
Acquired technologies	Straight line over the remaining economic life, generally estimated to be two to seven years
Tradenames	Straight line over estimated life of five to seven years
Customer relationships	The pattern in which the economic benefits are expected to be realized, over an estimated life of seven years.
Non-competition agreement	Straight line over two years, the term of the agreement

Capital assets held under capital lease are depreciated on the same basis as noted in the above table. The rates used do not result in the amortization period on these assets to exceed the terms of the associated lease.

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The determination of whether any impairment exist includes a comparison of estimated undiscounted future cash flows anticipated to be generated over the remaining life of the asset to the net carrying value of the asset. If the estimated undiscounted future cash flows associated with the asset are less than the carrying value, an impairment loss will be recorded based on the estimated fair value.

Goodwill

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill,

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but instead tests goodwill for impairment on September 1 of each year and, if necessary, records any impairment in accordance with FAS 142, “Goodwill and Other Intangible Assets”.

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

Software development costs

Product development costs are charged to expense as incurred until technological feasibility is attained. The Company’s internally developed software costs include application and tools development, testing, translation and localization costs incurred in production of software to be licensed to customers. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development is traditionally short, and to date, such costs have not been material. Accordingly, the Company did not capitalize any development costs in fiscal 2008, 2007 and 2006.

The Company capitalizes software acquired through business combinations and technology purchases only if the related software under development has reached technological feasibility or if there are alternative future uses for the technology. The amortization expense is separately classified and disclosed as a component of cost of revenue.

Deferred financing charges

Deferred financing charges arise when the Company arranges long-term debt financing and are amortized over the term of the associated debt using the effective interest rate method. In fiscal 2006 and 2007, the Company entered into new debt facilities. Additions to deferred financing charges in fiscal 2008, 2007 and 2006 were $nil, $1,685, and $5,259 respectively. During fiscal 2008, 2007 and 2006, the related amortization expense was $1,081, $1,074 and $1,180, respectively.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 1, 2007. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the financial statements. Upon adoption of FIN 48, the Company has elected an accounting policy that continues to classify accrued interest and penalties related to liabilities for income taxes in income tax expense.

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

Advertising costs

Advertising costs are expensed as incurred but do not include expenses related to coupon programs, which are applied against revenues. Advertising costs were $19,859, $19,233, and $18,951 for the years ending November 30, 2008, 2007 and 2006, respectively.

Defined employee benefit plans

The Company maintains a defined benefit pension plan in Taiwan for which current service costs are charged to operations as they accrue based on services rendered by employees during the year. Pension benefit obligations are determined by independent actuaries using management’s best estimate assumptions, with accrued benefits prorated on service. Obligations are recorded under the corridor method in accordance with Statement of Financial Accountings Standard No 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“FAS 158”). Any curtailment gains or losses are recorded in the period in which an employee is terminated, and is allocated to either operating expenses or other comprehensive income in accordance with FAS 158. The Company uses a November 30 measurement date.

Leases

Leases are classified as capital or operating depending on the terms and conditions of the contracts. The costs of assets acquired under capital leases are amortized on a straight-line basis over their estimated useful lives. Obligations recorded under capital leases are reduced by lease payments net of imputed interest.

Cash flows from lease termination penalties are discounted to their present value, and fully expensed at the inception of the penalty.

Earnings per share

The Company computes the basic earnings (loss) per share by using the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested stock options and restricted share units, calculated under the treasury stock method. Any stock options which have an exercise price greater than the market price at the balance sheet date are not considered as dilutive potential common shares.

Recent accounting pronouncements

In March 2008, the FASB released FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company is the

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, which for the Company is the fiscal year beginning December 1, 2009.

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years, which for the Company is the fiscal year beginning December 1, 2009. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company does not expect FSP FAS 142-3 to have a material effect on its consolidated financial statements.

3.	Cash and Cash Equivalents

The components of cash and cash equivalents for the periods presented are as follows:

	November 30, 2008	November 30, 2007

Cash on deposit with banks
Canadian institutions	$20,122	$5,169
American institutions	6,451	10,434
Other	7,679	4,775
Commercial paper	15,983	—
Term deposits	—	4,188
Other	25	49

Cash and Cash Equivalents	$50,260	$24,615

4.	Accounts Receivables and Allowance for Doubtful Accounts

The Company’s trade receivables are recorded in the balance sheet at the outstanding principal amount adjusted for any allowances for doubtful accounts and provisions for rebates and returns.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of trade receivables for the periods presented are as follows:

	November 30, 2008	November 30, 2007

Gross accounts receivable	$40,306	$49,576
Allowance for doubtful accounts	(1,357)	(1,366)
Provisions for returns and rebates	(5,708)	(7,118)

Trade receivables	$33,241	$41,092

5.	Related Party Transactions

In connection with certain transaction advisory work performed on the Company’s behalf, the Company paid Vector Capital, the majority shareholder of the Company, transaction fees, consulting fees and reimbursements for expenses of $479, $172 and $115 in fiscal 2008, 2007 and 2006, respectively. As of November 30, 2008 and 2007, there were amounts payable to Vector Capital of $341 and nil, respectively. The amounts payable to Vector Capital are unsecured and do not have any repayment terms.

6.	Inventory

The components of inventory for the periods presented are as follows:

	November 30, 2008	November 30, 2007

Product components	$844	$310
Finished goods	718	419

Inventory	$1,562	$729

7.	Investments

The investments balance is a component of deferred financing and other long-term assets on the balance sheet.

Any unrealized gains and losses on the available-for-sale securities are included in accumulated other comprehensive income on the balance sheet. The Company has assessed that the declines in the fair value of investments are temporary. The following chart summarizes the Company’s gross unrealized gains and losses on the available-for-sale securities:

	Year Ended November 30,
	2008	2007	2006

Equity securities:
Fair value	$96	$418	$203
Gross unrealized gains	96	418	203
Unrealized gains (losses) included in comprehensive income	(322)	215	(131)
Realized gain on sale of securities	—	—	—

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Lived Assets

The components of long-lived assets for the periods presented are as follows:

	November 30, 2008		November 30, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Capital Assets
Furniture and fixtures	$2,262	$1,354	$2,321	$1,118
Computer equipment — general	12,827	6,988	8,287	4,891
Computer equipment — research and development	1,299	899	1,299	797
Computer equipment under capital lease — general	2,861	799	3,074	294
Leasehold improvements	2,028	688	1,372	282

	21,277	10,728	16,353	7,382

Less: Accumulated amortization	10,728		7,382

Net book value	$10,549		$8,971

	November 30, 2008		November 30, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Intangible Assets
Licenses	$6,573	$5,114	$4,036	$2,176
Acquired technologies	115,108	70,704	116,378	55,324
Trade names	32,368	16,183	32,348	10,956
Customer relationships	10,999	6,018	10,999	3,295

	165,048	98,019	163,761	71,751

Less: Accumulated amortization	98,019		71,751

Net book value	$67,029		$92,010

At November 30, 2008, given the current disruption and uncertainty in the global economy, the significant decrease in the Company’s stock price over the last fiscal quarter, and the Company’s revenues being lower than projected, it was determined that the appropriate triggers had been reached for an impairment test of all intangible assets. The Company performed asset recoverability tests, using undiscounted cash flows based on internal projections for revenues and expenses. The Company concluded that the undiscounted cash flows exceeded the carrying value of all intangible assets tested, and therefore, no impairment was recorded.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s estimated future amortization charges with respect to intangible assets for the five succeeding fiscal years.

Estimated
Amortization
Expense

2009	24,865
2010	18,596
2011	17,032
2012	5,842
2013	694

Total	$67,029

9.	Acquisitions

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The stock price used in the valuation was $10.60, which was the average of closing prices for Corel common shares for a range of trading days (August 23, 2006 through August 31, 2006) around the announcement date (August 28, 2006) of the transaction. The risk-free interest rate used in the valuation was the zero-coupon yield implied from U.S. Treasury securities with equivalent remaining terms. The Company did not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero was used in the valuation. Corel estimated the expected term of unvested options by taking the average of the vesting term remaining and the contractual term of the option. The volatility used in the model was based on the blended rate of the Company’s own stock price and the US Dow Jones Software and Computer Services Index.

Deferred stock-based compensation

Deferred stock-based compensation represents the portion of the estimated fair value, measured as of December 12, 2006, of unvested InterVideo stock options. The fair value of unvested options exchanged was estimated at $2.8 million using the Black Scholes model. The stock price used in the valuation is $14.16, which was the closing price of Corel shares on December 11, 2006, the last trading day before the close of the acquisition. The risk-free interest rate used in the valuation was the zero-coupon yield on December 12, 2006 implied from U.S. Treasury securities with equivalent remaining terms. The Company did not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero was used in the valuation. Corel estimated the expected term of unvested options by taking the average of the vesting term remaining and the contractual term of the option. The volatility used in the model was based on the blended rate of the Company’s own stock price and the US Dow Jones Software and Computer Services Index. The fair value of stock options assumed has been included in additional paid-in capital.

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring costs

In conjunction with the acquisition, management initiated a restructuring plan (“InterVideo plan”) and incurred restructuring charges related to this plan. The InterVideo plan included the reduction of headcount across all functions, the closure of certain facilities and the termination of certain redundant operational contracts. The total restructuring costs were estimated at $3.5 million.

As of November 30, 2007, all of the headcount reductions had been planned, identified and completed, and all facility closures had been planned and identified. Payments continued to be made until May 2008 in relation to lease costs for the portion of our Eden Prairie, Minnesota office which is no longer occupied.

A summary of restructuring activities related to the acquisition of InterVideo that were included as part of the purchase price allocation follows:

	Estimated Costs
	at Completion of
	Purchase Price
	Allocation on			Balance as at
	November 30,		Change in	November 30,
	2007	Cash Payments	Estimates	2008

Termination benefits	$2,118	$2,118	—	$—
Cost of closing redundant facilities	1,372	834	422	116

Total	$3,490	$2,952	$422	$116

Pursuant to Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, all restructuring charges related to the InterVideo acquisition were recognized as a part of the purchase price allocation and accrued for as of November 30, 2007. Cash flows from lease termination penalties are discounted to their present value.

During the year ending November 30, 2008, the Company entered into a new sublease agreement, which resulted in a $396 reduction in the previous estimate, and a reduction to our operating expenses.

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the year ending November 30, 2008, the Company realized benefits of approximately $4.7 million related to the settlement of a dispute involving InterVideo for less then the amount estimated in the purchase price allocation.

In the year ending November 30, 2008, goodwill from this acquisition was reduced by $6.3 million related to the recognition of deferred tax assets and the reduction of deferred tax liabilities related to certain Taiwanese tax attributes (refer to note 12).

Identifiable definite lived intangible assets:

Approximately $86.6 million was allocated to definite lived intangible assets acquired, including $7.8 million related to in-process research and development (“IPR&D”). IPR&D represents new projects that, on the date of acquisition, the related technology had not reached technological feasibility and did not have an alternate future use. All IPR&D has been expensed at the date of acquisition. The values assigned to identifiable definite lived intangible assets are as follows:

		First Year	Estimated Weighted Average
	Assigned Value	Amortization	Life (in years)

Acquired existing technologies	$57,520	$10,874	4.8
In-process research and development	7,831	—	—
Customer relationships	10,651	3,045	5.4
Trade names	10,575	2,115	5.0

Total	$86,577	$16,034

To determine the fair value of intangible assets, management used the income approach, specifically the present value of the operating cash flows generated, to determine the fair value of existing technologies, customer relationships, and the trade names.

Deferred Tax Liability

Approximately $25.8 million was estimated as the deferred tax liability arising from the difference between the value assigned to acquired technologies, customer relationships and trade names and their related tax value. As of the date of acquisition, the fair value of the InterVideo deferred tax assets was approximately $5.0 million, for which a full valuation allowance was applied in the year ending November 30, 2007 (refer to note 12).

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Goodwill

Changes in the carrying amount of goodwill were as follows:

Balance, November 30, 2006	$9,850
Addition on acquisition of InterVideo (note 9)	78,793

Balance, November 30, 2007	$88,643
Reduction of deferred tax liabilities related to Taiwan assumed in the InterVideo acquisition (note 12)	(2,761)
Recognition of deferred tax assets pertaining to tax loss carryforwards assumed in the Intervideo acquisition (note 12)	(3,539)

Balance, November 30, 2008	$82,343

At November 30, 2008, given the current disruption and uncertainty in the global economy, the significant decrease in the Company’s stock price over the last fiscal quarter, and its revenues being slightly lower then projected, the Company determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. Based on the testing performed, there is no impairment in our goodwill as of November 30, 2008.

All goodwill identified above is non-deductible for income tax purposes.

11.	Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities for the periods presented are as follows:

	November 30,	November 30,
	2008	2007

Accrued payroll	$11,605	$15,773
Accrued interest	240	130
Trade accounts payable	8,372	13,769
Accrued royalties	30,345	26,816
Unrealized losses on interest rate swaps	6,630	3,035
Other accrued liabilities	7,184	7,767

Accounts payable and accrued liabilities	$64,376	$67,290

12.	Income Taxes

The Company adopted the provisions of FIN 48 on December 1, 2007. As a result of the adoption of FIN 48, the Company’s cumulative-effect adjustment resulted in an increase in non-current income tax liabilities of $952 with a corresponding increase to the December 1, 2007 deficit balance of $952. As of December 1, 2007 the Company had $32.4 million of unrecognized tax benefits which, if recognized, $12.6 million would impact the effective tax rate. At December 1, 2007, the Company accrued approximately $1.3 million for the potential payment of interest and penalties. For fiscal year ended November 30, 2008, the Company had $1.9 million of potential interest and penalties which represents an increase of $680.

Using the recognition and measurement criteria in FIN 48 during the year ended November 30, 2008, the total amount of unrecognized tax benefits and related interest decreased by approximately $3,546, of which $316 relates to the lapse of applicable statute of limitations.

It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. At November 30, 2008, the estimated decrease in the amount of

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits relating to transfer pricing, business deductions, loss carryforwards, and various credits for the next 12 months is expected to be $1,694 due to the reasonable possibility that audits will be closed or the statute of limitations will expire in various jurisdictions.

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

Tax Years
Country	Open for Examination

Canada	2000 through 2008
United States of America	2005 through 2008
Taiwan	2003 through 2008

Income (loss) before income taxes includes foreign income of $6,060 in fiscal 2008, $1,798 in fiscal 2007, and $10,957 in fiscal 2006.

The provision for income taxes consists of the following:

	Year Ended November 30,
	2008	2007	2006

Current:
Canadian	$—	$—	$736
Foreign	4,397	3,526	2,675

	4,397	3,526	3,411

Deferred:
Canadian	—	—	381
Foreign	(4,533)	(83)	876

	(4,533)	(83)	1,257

Income tax expense	$(136)	$3,443	$4,668

A reconciliation of income tax at the statutory rate to the Company’s effective tax rate is as follows:

	Year Ended November 30,
	2008	2007	2006

Income (loss) before income taxes	$3,571	$(9,619)	$13,919
Expected statutory rate	33.5%	36.1%	36.1%

Expected tax expense (recovery)	1,196	(3,472)	5,025
Losses not previously benefited	(12,387)	(529)	(601)
Foreign tax rate differences	(9,385)	(9,248)	(3,258)
Change in valuation allowance	14,400	8,770	876
Non-deductible expenses and non-taxable income	3,145	5,919	1,922
Change in estimates	(1,498)	(1,759)	—
Withholding tax on foreign income	4,383	3,519	685
Other	10	243	19

Reported income tax expense	$(136)	$3,443	$4,668

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant deferred tax assets and liabilities were as follows, as of the dates indicated:

	November 30,	November 30,
	2008	2007

Deferred tax assets (liabilities):
Net operating losses carried forward	$29,006	$75,282
Book and tax differences on assets	44,037	53,915
Other	34,082	37,716

Total deferred tax assets	107,125	166,913
Basis difference in InterVideo intangible assets (note 8)	(13,059)	(20,754)
Valuation allowance for tax assets	(103,987)	(166,913)

Net deferred tax liability, presented as a current deferred tax asset of $3,138 (2007 — $nil) and a long term deferred tax liability of $13,059 (2007 — $20,754)	$(9,921)	$(20,754)

The deferred income tax liability of $13.1 million arises from the difference between the carrying value of the InterVideo intangible assets acquired and their tax basis. A balance of $25.8 million was estimated as the deferred tax liability arising from the difference between the value assigned to acquired technologies, customer relationships and trade names and their related tax value at the date of acquisition which has decreased to $13.1 million as a result of amortization recorded against these intangibles in fiscal 2007 and fiscal 2008 and adjustments related to the re-organization of digital media intellectual property.

As of November 30, 2008, the Company has tax loss carryforwards of $90.6 million, which expire during the years 2009 to 2028. Approximately $17.1 million of these losses are restricted to amounts that may be claimed each year based on U.S. tax loss limitations. During fiscal 2008 approximately $64.0 million of tax loss carry forwards expired and CDN$51.0 million will expire in fiscal 2009. The Company also has investment tax credits of approximately $14.4 million which expire during the years 2009 to 2014.

In 2008, the Company utilized approximately $7.0 million of Taiwanese loss carryforwards which existed at the time of the InterVideo acquisition. A deferred tax asset was recorded with a full valuation allowance on the acquisition of InterVideo related to these pre-acquisition loss carryforwards. The goodwill amount on the InterVideo acquisition was higher as a result of the valuation allowance. On the utilization of the pre-acquisition loss carryforwards the goodwill related to the InterVideo acquisition was reduced by $1.8 million and a deferred tax expense for the same amount was recorded.

As part of an initiative to reorganize the ownership of the digital media intellectual property, it is now more likely than not that the Company will be able to realize the benefit of these Taiwanese tax attributes. Therefore, the Company is removing the valuation allowance against $3.1 million of deferred tax assets resulting in a recovery of deferred tax expense of $1.4 million related to the post acquisition loss carryforwards and a reduction in goodwill of $1.7 million related to the pre-acquisition loss carryforwards and investment tax credits.

The Company has reduced its deferred tax liability related to the Taiwanese intellectual property acquired in the purchase of InterVideo, by $2.7 million in connection with the digital media reorganization. This has resulted in an offsetting reduction in goodwill.

At the beginning of the third quarter of fiscal 2007, the Company received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions related to transactions with a foreign related party claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. In September 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequently, in November 2007, the Company received another notice of assessment regarding this issue, which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This reassessment was for CDN$7.5 million. The Company has not provided any amount in income tax payable in respect of these reassessments as it has and continues to vigorously defend against the reassessment. The Company has filed a Notice of Objection for the denied deductions and is in the process of preparing a Notice of Objection for the capital tax issue. Although the Company believes that it will prevail in the appeals process, the ultimate liability for the tax and interest may differ from the amount recorded in our financial statements. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a material deficiency in recorded income tax expense and may adversely affect liquidity. As of November 30, 2008, no amounts have been accrued.

13.	Long-term Debt

On an annual basis, the Company may be required to make a cash sweep payment to fund its principal balance, based on excess cash flow as defined in the senior credit facility agreement. The Company is not obligated to make total cash sweep payments over the period of the term loan in excess of $40.0 million or 25% of the initial debt. The Company was not required to make a payment during the first quarter of fiscal 2008. A cash sweep payment will be required in February 2009 and has been estimated to be approximately $17.5 million and is included in the current portion of long-term debt.

The components of long-term debt are as follows:

	November 30, 2008			November 30, 2007
	Current	Long-term	Total	Current	Long-term	Total

Term loan	$19,095	$137,264	$156,359	$1,596	$156,359	$157,955
Promissory note	—	—	—	653	—	653

Total	$19,095	$137,264	$156,359	$2,249	$156,359	$158,608

Line of credit	$75,000			$75,000
Outstanding balance — Letter of Credit	5,608			5,608

Available line of credit	$69,392			$69,392

The entire amount of the line of credit may not be available to the Company as certain debt covenants and ratios need to be maintained in order to access funds.

The future debt payments on long-term debt as of November 30, 2008, are as follows:

	Principal	Interest	Total

2009	19,095	11,723	30,818
2010	1,596	10,590	12,186
2011	1,596	9,622	11,218
2012	134,072	3,133	137,205

Total	$156,359	$35,068	$191,427

Term Loan

On May 2, 2006, the Company entered into a $165.0 million senior credit facility consisting of a $90.0 million term loan with a six-year maturity and a $75.0 million revolving line of credit with a five-year term as part of its debt restructuring, which included repayments of $150.3 million on its then existing credit

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities. Proceeds from this refinancing were used to repay the Company’s existing debt at that time. As a result, the Company incurred a loss on debt retirement of $8.3 million. On December 12, 2006, this facility was amended as the Company completed its acquisition of InterVideo and Ulead. The acquisition was partially financed through an amendment to the credit facility for an additional $70.0 million of term loan borrowings. In addition there was a $43.0 million draw on our revolving line of credit and the remainder from cash of the combined company. During the year ended November 30, 2007 the Company repaid $43.0 million of the revolving line of credit. There was no balance outstanding on the line of credit as of November 30, 2008 and 2007, with the exception of a letter of credit in the amount of $5.6 million.

The credit facility agreement requires the Company to make fixed quarterly principal repayments of 0.25% of the original principal amount on the term loan, or $225 from June 2006 to December 2006 and $400 from January 2007 through to December 2011, with the balance of the loan due in April 2012. The term loan and revolving line of credit bear interest at floating rates tied to either the Alternate Base Rate (“ABR”, which equal the higher of (i) the federal funds rate plus 50 basis points, and (ii) the prime rate) plus 2.25% until December 2006 and ABR plus 3.00% thereafter or Adjusted LIBOR plus 3.25% until December 2006 and Adjusted LIBOR plus 4.00% thereafter. On an annual basis, beginning the first quarter of fiscal 2008, the Company is required to make a cash sweep payment to fund its principal balance, based on excess cash flow as defined in the agreement. The Company is required to make a payment for the fiscal 2008 cash sweep during the first quarter of fiscal 2009 in the amount of $17.5 million. No cash sweep payments have been required to be made under the agreement up to November 30, 2008. The Company incurs standby charges at a rate of 0.75% on the unused line of credit, which amounted to $510 for the year ending November 30, 2008.

In addition to the above loans, the facility also provides the Company with a $25.0 million letter of credit and a $5.0 million Swingline commitment. The applicable interest rate on any borrowings is based on a leverage ratio pricing grid. As at November 30, 2008, a balance of $5.6 million was outstanding on the letter of credit for Ontario tax and interest owing based on a notice of re-assessment received from the Ministry of Revenue of Ontario. As at November 30, 2008, no balance was outstanding on the Swingline commitment.

In connection with the senior credit facility, the Company obtained interest rate protection by entering into interest rate swaps with its principal lender with a total notional amount of $134.5 million. The variable rate of interest is based on one-month or three-month LIBOR plus 4.00%. The fixed rates range from 8.19% to 9.49%.

The borrowings under the senior credit facility are collateralized by a pledge of all the Company’s assets, including subsidiary stock. Under the terms of the credit agreement the Company is subject to restrictive covenants, such as restrictions on additional borrowing, distributions and business acquisitions/divestitures. It also includes the following financial covenants:

•	a maximum total leverage ratio, which is defined as the ratio of total debt to trailing four quarter consolidated Adjusted EBITDA, as defined in the credit agreement, to be less than specified amounts over the term of the facility as follows:

Period	Ratio

Through to November 29, 2007	3.50
November 30, 2007 through November 29, 2008	3.25
November 30, 2008 through November 29, 2009	3.00
November 30, 2009 through November 29, 2010	2.75
November 30, 2010 through November 29, 2011	2.50
November 30, 2011, thereafter	2.25

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a minimum fixed charge coverage ratio, which is defined as the ratio of trailing four quarter consolidated Adjusted EBITDA to fixed charges (fixed charges include interest paid, scheduled repayment of principal on long-term debt, capital expenditures and taxes paid and witheld) as follows:

Period	Ratio

Through to Nov 29, 2010	2.00
November 30, 2010 through November 29, 2011	2.25
November 30, 2011, thereafter	2.50

As of November 30, 2008, Corel was in compliance with all debt covenants.

Promissory Note

On November 30, 2005, the Company signed a promissory note in regards to the release from its naming rights agreement for a sporting and entertainment venue. Under the terms of the note, the Company agreed to repay CDN$2,621 to Capital Sports Properties Inc., which was recorded as other operating expense in fiscal 2005. Payments of CDN$600 were made in fiscal 2008 and the note has been fully re-paid as of November 30, 2008.

14.	Commitments and Contingencies

Operating leases

The Company rents office space in North America, Europe, and Asia under various operating leases, which contain different renewal options. The leases begin to expire in 2009.

On August 9, 2007 management entered into a new lease agreement for the rental of office space at our corporate head office in Ottawa. The agreement extends over the period of January 1, 2008 through December 31, 2017. The committed amount for basic rent over this period is CDN$13.1 million. As part of this lease agreement the Company received leasehold improvement incentives of CDN$987.

At November 30, 2008, the minimum unaccrued commitments for our rental properties under long-term agreements are as follows:

Operating
Leases

2009	$4,574
2010	4,522
2011	4,289
2012	3,960
2013	3,187
2014 and thereafter	6,373

$26,905

The Company recorded lease expenses of $5,901, $6,790 and $5,225 for fiscal 2008, 2007, and 2006, respectively. During fiscal 2008 the Company recorded $310 of sublease rental income. Prior to this fiscal period, sublease rental income was insignificant.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations under Capital Leases

In fiscal 2007, the Company entered into various capital leases totaling $2,981. The leases expire on various dates between June 2010 and July 2012, at which time the Company has the right, but not the obligation, to purchase the equipment. Minimum lease payments for capital leases in aggregate and for the next five years are as follows:

Capital
Leases

2009	720
2010	602
2011	285
2012	147

Total minimum lease payments	$1,754
Interest included in minimum payments at rates varying between 6.94% to 7.89%	171

Present value of minimum lease payments	1,583
Less current portion	621

Obligation under capital lease long-term	$962

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

Legal Proceedings

The Company is currently, and from time to time, involved in certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business, including assertions from third parties that it may be infringing patents or other intellectual property rights of others and from certain of our customers that they are entitled to indemnification from us in respect of claims that they are infringing such third party rights through the use or distribution of our products. The Company’s management evaluates the exposure to these claims and proceedings individually and in the aggregate and provides for potential losses and legal costs on such litigation if it is possible to estimate the amount of loss and determine if the loss is probable. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on the business because of defense costs, negative publicity, diversion of management resources and other factors. Failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect the business.

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

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007 the Company received an invoice from a supplier of InterVideo relating to the period prior to the acquisition date of December 12, 2006. The Company performed an audit on this invoice and the Company disputed some of the items invoiced. In the prior fiscal year, the Company accrued for what it believed to be an appropriate settlement. This accrual was included in the purchase price allocation. The Company resolved the dispute prior to the issuance of its financial statements for fiscal 2008 for $4.7 million less than what was originally accrued. This reduction was recorded as a reduction of costs of revenues in fiscal 2008.

At November 30, 2008, the Company was a defendant in the Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al., patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of U.S. Patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; 6,141,491 issued October 31, 2000; and 5,535,008 issued July 9, 1996. JVC alleges certain Corel video playback applications infringe the patents. The Company believes it has meritorious defenses to JVC’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain. Any potential loss is indeterminable at this time.

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

The pension costs in fiscal 2008, 2007, and 2006 were $795, $719, and $1,026, respectively.

Defined pension benefit plan

Corel sponsors a defined benefit pension plan (the “Benefit Plan”) for a group of its Taiwanese employees. Corel assumed the obligations of the Benefit Plan as a result of its acquisition of InterVideo on December 12, 2006.

No employees hired subsequent to July 1, 2005 are eligible for the Benefit Plan as per the regulations of the Taiwan government. Employees hired prior to July 1, 2005 could elect to join this defined pension benefit plan under the Taiwan Labor Standard Law, articles 53, 55, and 56.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funding status of the Benefit Plan and the change in the fair value of plan assets and benefit obligations, as per the November 30, 2008 and 2007 actuarial valuation measurement date, was as follows:

	2008	2007

Fair value as of December 1, 2007 and 2006, respectively	$1,111	$—
Fair value on acquisition date of December 12, 2006	—	967
Actual return on plan assets	45	26
Employer contributions	102	118
Other	(88)	—

Fair value of plan assets at November 30	$1,170	$1,111

Projected benefit obligation at December 1, 2007 and 2006 respectively	$2,227	$—
Projected benefit obligation on acquisition date of December 12, 2006	—	3,015
Service cost	43	59
Interest cost	60	84
Actuarial gain	(501)	(931)
Curtailment gains	(281)	—
Other	(117)	—

Projected benefit obligation at November 30	$1,431	$2,227

Unfunded balance at November 30 (non-current)	$261	$1,116

The weighted average assumptions used to determine benefit obligations costs for the years ended November 30, 2008 and 2007 were:

	2008	2007

Average increase in compensation levels	4.00%	4.50%
Discount rate	2.75%	2.75%

The accumulated benefit obligation as at November 30, 2008 and 2007 is $568 and $922, respectively.

Other Comprehensive Income

The Company’s benefit plan recorded a pre-tax net experience gain of $470 and a curtailment gain of $66, offset by amortization of net experience gains of $30, in accumulated other comprehensive income for the year ended November 30, 2008. The experience gain recognized for the year ending November 30, 2008 is attributable to the decrease in the average increase in compensation levels decreasing from 4.50% to 4.00% and a reduction of the Taiwanese workforce eligible for the Benefit Plan subsequent to restructuring and integration activities. Curtailment gains are related to the reduction of the Taiwanese workforce during our InterVideo integration activities. Net experience gains of $23 will be amortized from accumulated other comprehensive income and recognized as components of net periodic benefit cost (credit) during fiscal 2009.

The Company’s Benefit Plan had a pre-tax net experience gain of $931 in accumulated other comprehensive income for the year ended November 30, 2007. The experience gain recognized for the year ending November 30, 2007 is attributable to the decrease in the average increase in compensation levels decreasing from 6.00% to 4.50% and a reduction of the Taiwanese workforce eligible for the Benefit Plan subsequent to the acquisition.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Benefit Expense (Income)

Corel’s net pension and post-retirement benefit costs were as follows for the years-ending November 30, 2008 and November 30, 2007 were:

	2008	2007

Service cost	$43	$59
Interest cost	60	84
Expected return on plan assets	(45)	(26)
Curtailment gains	(212)	—
Amortization and Deferrals	(30)	—

Net periodic costs (gains) for the year ending November 30	$(184)	$117

The weighted average assumptions used to calculate net benefit cost were as follows for the fiscal years ended November 30, 2008 and 2007:

	2008	2007

Discount rate	2.75%	2.75%
Average increase in compensation levels	4.50%	6.00%
Expected long-term return on assets	2.75%	2.75%

As required by Taiwanese law, the Company’s plan assets are deposited in Bank of Taiwan in the form of cash, where Bank of Taiwan is the assigned funding vehicle for statutory retirement benefits. The expected long-term rate of return on assets for the plan reflects the expected returns for the bank accounts held with the government of Taiwan in which the plan invests and its expected volatility.

In fiscal 2009, Corel expects to contribute approximately $90 to its Benefit Plan. Corel estimates that the future benefits payable will be $nil for each of the next five fiscal years.

16.	Shareholders’ Equity

The authorized share capital of Corel consists of an unlimited number of Corel Preferred Shares, without par value, issuable in series, none of which series have been authorized and an unlimited number of Corel Common Shares.

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

At November 30, 2008, there was an unlimited number of voting Corel Common Shares authorized, and 25,822,665 shares outstanding.

Corel preferred shares

At November 30, 2008 and 2007, there are unlimited amount of preferred shares authorized. There are nil shares issued and outstanding. The Company’s preferred shares may be issued in one or more series. The board of directors may amend the articles of incorporation to fix the authorized number of preferred shares in,

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and to determine the designation of the shares of, each series and to create, define and attach rights and restrictions to the shares of each series, subject to the rights and restrictions attached to the preferred shares as a class.

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

Share Option Plans

The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Year Ended November 30,
	2008	2007	2006

Cost of products	$23	$47	$26
Cost of maintenance and services	8	9	8
Sales and marketing	1,873	1,465	770
Research and development	983	1,168	306
General and administration	3,414	2,799	2,122

Total stock-based compensation expense	$6,301	$5,488	$3,232

The Company estimates the fair value of its options for financial accounting purposes using the Black-Scholes option pricing model (“Black Scholes Model”), which requires the input of subjective assumptions including the expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares, forfeiture rate and vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to the Company’s public offering in April 2006 there was no active market for the Company’s common shares. Since the Company has been public for less than the vesting period of its options, the Company does not consider the historic volatility of the Company’s share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on the Company’s share price, in this case once Corel has been a public company for a period equal to the estimated life of our options, the Company will use a blended rate of its own share price volatility and the US Dow Jones Software and Computer Services Index. Up to the second quarter of fiscal 2007, the Company did not use its own share price volatility in a blended rate computation, as the Company was either a private company or had been a public company for less than one year. The expected life of the option is calculated under the simplified method as the Company does not have an extended history of options issued and subsequently exercised as a public company. The majority of options that have been exercised were issued when the Company was a private entity, and the grant price was not reflective of the Company’s share price since it went public in May 2006. The risk-free interest rate used in the model is the zero-coupon yield implied from U.S. Treasury securities with equivalent remaining terms.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determines the fair value of its restricted share units based on the share price of its stock on the date the units are granted. The restricted share units have no characteristics which would require a revaluation in subsequent periods.

The fair value of all options granted during fiscal 2008, 2007 and 2006 was estimated as of the date of grant using the following weighted average assumptions:

	Year Ended November 30,
	2008	2007	2006

Expected option life (years)	7	7	7
Volatility	29.60%	31.25%	36.13%
Risk free interest rate	3.20%	4.60%	4.33%
Dividend yield	Nil	Nil	Nil
Forfeiture rate	16.50%	16.46%	16.82%

As of November 30, 2008, there was $8,508 of unrecognized compensation cost, related to equity incentive plans, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Corel employees. This will be recognized over a weighted average period of 1.72 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. Additionally, as of November 30, 2008, there was $181 of unamortized deferred compensation, related to the acquisition of InterVideo, which will be recognized over a period of 2.03 years.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (“2006 Plan”) was adopted by the Board of Directors in February 2006. The 2006 Plan provides for the grant of options to employees and employees of the Company’s subsidiaries, and restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share-based awards (“options”) to the Company’s employees, consultants and directors, and employees, consultants and directors of the Company’s subsidiaries and affiliates. In May 2007 and in May 2008, the Board of Directors authorized an additional 2,000,000 common shares available for issuance under the 2006 Plan. Corel has 6,249,505 remaining common shares authorized for issuance under the 2006 Plan.

The exercise price of options is determined at the date of the grant. Options generally vest equally over four years, with certain grants having a vesting period of less then four years. The only significant exception in our current outstanding options are 326,760 options granted to our interim chief executive officer in May 2007, which vest over one year in accordance with the length of his employment agreement.

Under the 2006 Plan, once employees resign they are unable to exercise any unexercised options and all unexercised options are forfeited. If any employees are terminated, they have 90 days from their termination date to exercise any options that were exercisable at their final date of employment.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options granted under the 2006 Plan have an exercise price ranging from $8.92 to $14.29, with the exception of 73,806 options granted in the WinZip acquisition which have an exercise price of $1.15. Outstanding options assumed in the acquisition of InterVideo (note 8) have an exercise price ranging from $10.07 to $18.41, with the exception of 7.7% of options which have an exercise price ranging from $0.50 to $6.03. There were no capitalized stock-based compensation costs at November 30, 2008. Option activity is presented below:

	Year Ended November 30, 2008
			Weighted
		Weighted	Average
		Average	Grant
		Exercise	Date Fair
	Options	Price	Value

Outstanding at beginning of period	2,714,465	$12.60	$4.66
Options granted	928,081	10.31	3.12
Options exercised	(32,052)	5.00	5.36
Options forfeited	(826,463)	12.99	4.34

Outstanding at end of period	2,784,031	$11.81	$4.21

Exercisable at end of period	1,100,619	$12.19	$4.26

Options vested during the year	669,056		$4.94

Weighted average remaining life of the outstanding options	8.34 Years
Weighted average remaining life of the exercisable options	7.68 Years
Total intrinsic value of the exercisable options	$127
Total intrinsic value of the outstanding options	$182

	Year Ended
	November 30,
	2008	2007	2006

Intrinsic value of options exercised	142	1,460	20
Fair value of shares vested	3,306	2,267	291

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2008 and fiscal 2007, the Company has issued 59,000 and 110,000 units of restricted share, respectively, to senior officers of the Company under the 2006 Plan. These units vest equally over four years with the exception of 50,000 units which will vest over two years. All units will be fully vested by September 22, 2012. The units expire ten years after the grant date. Restricted share unit activity for fiscal 2008 is presented below:

	Year Ended November 30, 2008
		Weighted
		Average
		Grant
		Date Fair
	Options	Value

Outstanding at beginning of period	$102,500	$13.26
Restricted share units granted	59,000	9.78
Restricted share units converted to common shares	(55,000)	13.45
Restricted share units forfeited	Nil	N/A

Outstanding at end of period	106,500	$11.24

Exercisable at end of period	10,000	$10.10

Restricted share units vested during the year	62,500	$13.52

Weighted average remaining life of the outstanding restricted share units	9.23 Years
Weighted average remaining life of the exercisable restricted share units	9.27 Years
Total intrinsic value of the exercisable restricted share units	42
Total intrinsic value of the outstanding restricted share units	$450

	Year Ended November 30,
	2008	2007	2006

Intrinsic value of restricted share units exercised	553	95	n/a
Fair value of restricted share units vested	845	105	n/a

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

Upon exercise of the stock option component, the Company would deliver to the optionee common shares. A PSU allows the holder to receive a payment equal to the fair market value of a common share at the exercise date, less the exercise price of the PSU, under certain conditions. Exercise of the PSU can only occur at the approval of the Committee. Therefore, Corel has determined that the PSU does not constitute a liability and has no value. If the option component is exercised, the PSU component will be terminated and may not be exercised. If the PSU component is exercised, the option component will be terminated and may not be exercised. The exercise price is determined at the date of the grant, and shall be the same for both components of the Unit. Units vest equally over four years on the anniversary of the grant date, and generally expire ten

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years after the grant date. The stock option components of the Units cannot be exercised prior to an initial public offering (“IPO”), unless authorized by the Committee.

If any employees cease to be eligible for the 2003 Plan as a result of resignation, they have 30 days after the termination date to exercise any Units that were exercisable on the termination date. If any employees cease to be eligible for the 2003 Plan as a result of termination, they have 90 days after the termination date to exercise any Units that were exercisable on the termination date.

In fiscal 2005, performance awards in respect of 149,830 common shares were issued to senior executives under the 2003 Plan, which entitles them to receive Units upon attaining identified performance goals. Vesting conditions are based solely on the satisfaction of performance conditions. No performance awards have been issued since 2005. As of November 30, 2008 the performance conditions for each of the 149,830 units have been fully met, with the exception of 10,580 units for which the performance conditions were not met and were subsequently forfeited. These awards are accounted for as equity grants with reversal of recognized compensation cost if the award fails to vest. Included in stock-based compensation expense for these performance awards are $25, $51 and $574 for the years ending November 30, 2008, 2007 and 2006, respectively.

All units granted up to November 2005, which represent 90.0% of the outstanding units, have an exercise price of $1.17. Units granted between November 2005 and March 2006, which represent 10.0% of the units outstanding, have an exercise price ranging from $13.82 to $17.57. Unit activity for fiscal 2008 is presented below:

	Year Ended
	November 30, 2008		Weighted
		Weighted	Average
		Average	Grant
		Exercise	Date Fair
	Units	Price	Value

Outstanding at beginning of period	813,940	$2.31	$7.24
Units granted	Nil	n/a	n/a
Units exercised	(286,079)	1.17	8.06
Units forfeited	(23,362)	9.82	6.20

Outstanding at end of period	504,499	$2.61	$5.35

Exercisable at end of period	468,464	$2.24	$5.14

Units vested during the year	207,624		$7.43

Weighted average remaining life of the outstanding units	5.88 Years
Weighted average remaining life of exercisable units	5.81 Years
Total intrinsic value of exercisable units	$1,327
Total intrinsic value of outstanding units	$1,389

	Year Ended November 30,
	2008	2007	2006

Intrinsic value of units exercised	2,541	4,760	415
Fair value of units vested	1,542	2,346	1,897

17.	Restructuring Charges

In September 2008, management initiated a restructuring plan to streamline the Company’s global operations in order to become more operationally efficient and to increase its investment in key growth

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opportunities, including sales to emerging markets and its eCommerce program. As part of this effort, the Company has reduced its workforce by approximately 90 employees worldwide. The total costs that will arise from this global restructuring are estimated to be $2.4 million, of which $2.2 million was expensed in fiscal 2008. Approximately $200 of costs will be expensed in the next fiscal period as they are related to certain individuals who will be retained by the Company into fiscal 2009.

In April 2008, the Company adopted a restructuring plan, largely focused on centralizing research and development activities, as well as some administrative activities. The total costs related to this plan were $440, and have been fully expensed in the year ending November 30, 2008.

In November 2007, management adopted a restructuring plan (“Digital Media Plan”) to centralize much of the Company’s Digital Media operations in Greater China and Fremont, California. Further changes have been made to staff to align and balance our global teams. This resulted in the planned closure of the Company’s Minneapolis location in fiscal 2008 as well as the termination of certain individuals. The total cost related to the Digital Media Plan was $1,920. These expenses were recorded in the years ending November 30, 2008 and November 30, 2007, in the amounts of $473 and $1,447 respectively. No further termination benefit expenses or facility closure charges will be recorded from this restructuring.

In fiscal 2006, Corel incurred restructuring charges of $810 as the Company initiated a realignment of its sales and marketing teams and its research and development teams after completing an internal review of its future requirements. The only costs associated with this realignment were one-time termination benefits.

As of November 30, 2008, all of the headcount reductions have been identified and the affected employees have been notified. All facility closures have been identified and completed. Any changes from our initial estimates will be recorded against fiscal 2009 earnings.

A summary of our restructuring activities, that are accrued as of November 30, 2008 is as follows:

		Costs of Closing
	Termination	Redundant
	Benefits	Facilities	Total

Balance accrued as of December 1, 2007	$1,184	$263	$1,447
Activity during the year ended November 31, 2008
Additional restructuring charges	3,308	15	3,323
Changes in estimates	(201)	(244)	(445)
Cash payments	(3,780)	(34)	(3,814)

Balance accrued as of November, 2008	$511	$ nil	$511

18.	Earnings (loss) per share

For the fiscal years ending November 30, 2008 and November 30, 2006, the dilutive impact of the outstanding options for common shares were 558,000 and 746,000, respectively. For the year ended November 30, 2007 the Company reported a loss; had there been income, the impact of the potentially dilutive instruments would have been limited to the outstanding options for common shares, the impact of which would have been 842,000.

19.	Segment Reporting

The Company has assessed its business in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). As of November 30, 2008, the Company has determined that it operates in one business operating and reportable segment, the packaged software segment.

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corel’s packaged software segment derives its revenues from two product lines, identified by the markets which they serve: Graphics and Productivity and Digital Media.

The Company’s Chief Executive Officer is the chief decision maker who evaluates the performance of the segment based on product net revenues and aggregate cost of goods sold and operating expenses of the packaged software segment.

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

The net book value of capital assets held in Canada as at November 30, 2008 and November 30, 2007 is $6.7 million and $5.9 million, respectively. For geographic regions other than Canada, the net book value of capital assets held as at November 30, 2008 and November 30, 2007 is $3.8 million and $3.1 million, respectively.

The net book value of intangible assets held in Canada as at November 30, 2008 and November 30, 2007 is $7.6 million and $12.1 million, respectively. For geographic regions other than Canada, the net book value of property, plant and equipment held as at November 30, 2008 and November 30, 2007 is $59.4 million and $79.9 million, respectively.

Revenues by product and region and details regarding major external customers are disclosed in the following table:

	Year Ended November 30,
	2008	2007	2006

By product:
Graphics and Productivity	$149,513	$141,692	$137,741
Digital Media	118,717	108,788	39,450

	$268,230	$250,480	$177,191

By geographic region:
Americas
Canada	$6,931	$10,122	$8,682
United States	116,453	111,116	91,571
Other	5,653	4,741	4,194
Europe, Middle East, Africa (EMEA)	79,164	72,932	58,253
Asia-Pacific
Japan	42,920	36,164	8,753
Other	17,109	15,405	5,738

	$268,230	$250,480	$177,191

COREL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Changes in operating assets and liabilities

The following table outlines the details of the changes in operating assets and liabilities reflected on the statement of cash flows:

	Year Ended November 30,
	2008	2007	2006

Accounts receivable	4,292	(8,532)	500
Due to/from related parties	341	(167)	73
Inventory	(833)	1,534	(188)
Prepaids and other current assets	172	413	43
Accounts payable and accrued liabilities	(6,622)	(2,314)	(3,389)
Income taxes	1,584	654	(1,669)
Deferred revenue	(478)	3,174	894

Total	$(1,544)	$(5,238)	$(3,736)

21.	Expenses Associated with Evaluation of Strategic Alternatives

On March 28, 2008 the Company received an unsolicited proposal from Corel Holdings, L.P. (“CHLP”) (which is controlled by an affiliate of Vector Capital) the holder of approximately 69% of the Company’s outstanding common shares. CHLP proposed to make an offer to acquire all of Company’s outstanding common shares not currently held by CHLP at a price of US$11.00 cash per share (“Proposal”). CHLP indicated that any such offer would be conditional upon, among other things, satisfactory confirmatory due diligence and the Company’s existing credit facility remaining in place following the consummation of any transaction.

The Board of Directors of the Company formed a Special Committee of the Board, which assisted it in evaluating and responding to the CHLP proposal. In addition, the Special Committee undertook a process to evaluate other strategic alternatives to maximize value for all shareholders. The Company assumed expenses associated with the Special Committee review.

On August 18, 2008, the Company announced that CHLP had informed the Company that it withdrew its Proposal in order to facilitate pursuit by the Company of other alternatives for maximizing value for all of the Company’s shareholders. In light of the withdrawal of the CHLP Proposal and the Board’s desire to oversee evaluation of the potential strategic alternatives directly, the Board unanimously determined that there was no longer a need for the Special Committee. On October 22, 2008, the Company announced that discussions with a third party regarding a potential sale of Corel have ceased.

The Company incurred $2,728 of various professional service costs associated with the evaluation of these strategic alternatives. These items have been classified as a non-operating expense.

22.	Prior Period Balances

In 2008, the Company re-classified some of its operating expenses related to its Information Technology group, so that costs of certain employees were better aligned with the functions they performed. As a result, for the year ended November 30, 2007, the Company has reduced its general and administrative costs by $2,703, increased its sales and marketing costs by $976, increased itsr research and development costs by $1,656, and increased its cost of products sold by $71.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We assessed the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of November 30, 2008.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2008, has been audited by PricewaterhouseCoopers LLP, our independent auditors, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information about our executive officers and directors:

Name	Age	Position

Kris Hagerman	44	Interim Chief Executive Officer
Douglas McCollam	55	Chief Financial Officer
Jeffrey Hastings	44	President and General Manager, Digital Media
Nicholas Davies	46	Senior Vice President and General Manager, Graphics and Productivity
Amanda Bedborough	39	Executive Vice President, International Operations
Kevin Thornton	41	Senior Vice President, Sales and Marketing, Americas
Kazuo Sakai	57	Senior Vice President, Asia Pacific and Japan Operations and President, Corel Japan
Graham Brown	45	Chief Technology Officer
Jeremy Liang	52	Senior Vice President, Digital Media Development
Shawn Cadeau	37	Senior Vice President, Corporate Marketing
Steven Cohen(1)(2)(3)	43	Director
J. Ian Giffen(1)(2)(4)	51	Director
Amish Mehta(3)	35	Director
Alexander Slusky(3)(4)	41	Chairman, Board of Directors
Daniel T. Ciporin(1)(2)	51	Director

(1)	Independent director

(2)	Member of Audit Committee

(3)	Member of Compensation Committee

(4)	Member of Nominating and Corporate Governance Committee

Kris Hagerman has served as our Interim Chief Executive Officer since May, 2008. Prior to joining Corel, Mr. Hagerman was a Senior Advisor at Vector Capital. Prior to that, he served as Group President, Data Center Management at Symantec where he was responsible for all product development, product management, business development, and go-to-market strategies for one of Symantec’s three business units, focused on enterprise infrastructure software. In addition, Mr. Hagerman has held various management positions in consulting, sales and marketing, business development, and finance at companies such as Silicon Graphics Computer Systems, McKinsey & Company, and Morgan Stanley. Mr. Hagerman holds a Master of Business Administration from Stanford Graduate School of Business. He also received a master’s degree in international relations from Cambridge University and a bachelor’s degree in Russian and economics from Dartmouth College.

Douglas McCollam has served as our Chief Financial Officer since January 2004. From July 1996 to January 2004 he served as Executive Vice President and Chief Financial Officer of NORDX/CDT. He previously served in various capacities at Nortel Networks, including as Vice President Finance and Administration for Nortel CALA from 1993 to 1996. He served as Chief Financial Officer of Motorola Nortel Communications from 1991 to 1993, Group Controller Switching from 1989 to 1991 and Assistant Vice President, Corporate Financial Reporting and Analysis from 1987 to 1989. Mr. McCollam is a Certified Management Accountant and has a Bachelor of Commerce from Concordia University and an M.B.A. from the University of Chicago.

Jeffrey Hastings has served as our President and General Manager, Digital Media since August 2007. Prior to joining Corel, Mr. Hastings served as general manager at Pinnacle Systems, the consumer division of

Avid. Prior to joining Pinnacle, Mr. Hastings was COO of M-Audio, another Avid company. Mr. Hastings previously served as president of Rio, the company that pioneered the MP3 space by introducing the industry’s first MP3 player. Mr. Hastings holds a bachelor’s degree in computer science from Purdue University and holds eight US patents.

Nicholas Davies has served as our Senior Vice President and General Manager, Graphics and Productivity, since July 2007. Prior to that, he was our General Manager, Graphics from July 2003 to July 2007 and from October 2001 to July 2003 he held the position of Vice President — Strategic Marketing. Before joining us, Mr. Davies was Vice President EMEA for Ecademy Ltd., Brand and Marketing Manager for Coleman Europe, Commercial Manager France for Virgin Cola and Marketing Director for Puma Sports. Mr. Davies holds an MBA from INSEAD Business School in France, and a BA with honors in Business Administration from the European Business School in the United Kingdom.

Amanda Bedborough has been our Executive Vice President, International Operations. Prior to that, Ms. Bedborough, was Executive Vice President, International Operations, and our Executive Vice President, Europe, the Middle East and Africa from October 2001 to December 2003. From September 1993 to March 2001 she served in a variety of capacities at 3dfx Interactive, including Vice President, Europe, the Middle East and Africa.

Kevin Thornton has served as our Senior Vice President, Sales and Marketing, Americas since September 2007. Prior to joining us, Mr. Thornton served as Sr. Vice President Sales, Small Business Division (SBD) at Sage Software. He previously held management positions with Coca-Cola Bottling Company and was the Vice President Sales, Americas for Corel. Mr. Thornton holds a Bachelor of Physical and Health Education (Honors) degree from the University of Ottawa.

Kazuo Sakai has served as our Senior Vice President, Asia Pacific & Japan Operations and President, Corel Japan since September 2008. His responsibilities currently include Japan sales and marketing and will later expand to include oversight of our sales and marketing activities in Australia, New Zealand, South East Asia, China, Korea (ANSEACK) and Taiwan. Previously, Mr. Sakai held senior executive positions at Microsoft, where most recently he served as Program Vice President, Digital Entertainment Partner Group. He also had a long career with AMD, where he served as Chairman of AMD Japan; Corporate Vice President, Sales and Marketing, South Asia Pacific; and Vice President, Sales and Marketing, North Asia Pacific. Mr. Sakai holds a Bachelor’s degree in electrical engineering from Tokyo Electric University.

Graham Brown has served as our Chief Technology Officer since August 2008. Prior to that, Mr. Brown was our Executive Vice President, Software Development since April 2002. He joined us in 1991, and previously served in a variety of capacities, including Vice President of Software Development, Business Applications from 1998 to 2000. He has a Bachelor of Engineering Science in Geography and Computer Science from the University of Waterloo.

Jeremy Liang has served as our Senior Vice President, Digital Media Development since June 2007. Prior to joining us, Mr. Liang spent 10 years with Trend Micro where he served as EVP of Engineering, EVP of Information and Engineering Operations, and most recently EVP of Information and Chief Security Officer. Mr. Liang holds a masters degree in computer science from New Mexico Tech and a bachelor’s degree in computer science from ChiaoTung University, Taiwan.

Shawn Cadeau has served as our Senior Vice President, Corporate Marketing since August 2008. Prior to that, Mr. Cadeau served as Vice President Global Marketing. From April 2002 to February 2006, Mr. Cadeau served as Director, Product Marketing at Adobe Systems. He previously held executive positions in product marketing and management with Accelio Corporation (formerly JetForm) and Cebra Inc., an e-business subsidiary of The Bank of Montreal. Mr. Cadeau has a B.A. from Wilfrid Laurier University.

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

J. Ian Giffen became a member of our Board in January 2006 and is independent from us. Since 1996, Mr. Giffen has been an advisor to or director of several software companies and technology investment funds. From 1992 to 1996, Mr. Giffen was Vice President and Chief Financial Officer of Alias Research until its acquisition by Silicon Graphics. Mr. Giffen is currently a director of MKS, Ruggedcom Inc., Descartes Systems, Certicom and Absolute Software, and a director or advisor to a number of other private companies. Mr. Giffen has previously served on the board of directors of a number of public and private companies including Macromedia, Financial Models, Sierra Systems, 724 Solutions, DPS, Open Text, Delano Technology, Algorithmics, DWL, Changepoint and MGI Software. He is a Chartered Accountant and has a B.A. in Business Administration from the University of Strathclyde in Glasgow, Scotland.

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

Daniel T. Ciporin became a member of Corel’s Board of Directors in April 2007 and is independent from us. He previously served as Chairman and Chief Executive Officer of Shopping.com from 1999 until its acquisition by eBay in June 2005. Prior to this position, Mr. Ciporin was Senior Vice President of MasterCard International. Prior to MasterCard International, Mr. Ciporin was a management consultant for Mars and Co. and Corporate Value Associates. Mr. Ciporin currently serves on the board of directors at Primedia, a publicly traded company, in addition to serving as a senior advisor and consultant to a variety of high growth private companies and boards. In March 2007, Mr. Ciporin joined Canaan Partners. He has an A.B. from Princeton University and an M.B.A. from the Yale University School of Management.

Executive officers are appointed by the Board to serve, subject to the discretion of the Board, until their successors are appointed.

Board of Directors

Our Board currently consists of five members. We expect that the term of office for each of directors will expire at the time of our next shareholders’ meeting. As a “controlled company”, we are not required to comply (and we do not comply) with the requirement of the Nasdaq Global Market to have our directors satisfy the independence requirements of the Nasdaq Global Market.

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

Audit Committee and Audit Committee Financial Expert.  Our audit committee is comprised of Messrs. Cohen, Giffen and Ciporin. Our Board has determined that Messrs. Cohen, Giffen and Ciporin currently meet the independence requirements of the Nasdaq Global Market, SEC rules and the rules and regulations of the Canadian provincial securities regulatory authorities. Our standing audit committee is in accordance with section 3(a)(58)(A) of the Securities Exchange Act.

The principal duties and responsibilities of our audit committee, which are included in our audit committee charter, are to assist our Board in its oversight of:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory matters;

•	our independent registered public accounting firm’s qualifications and independence; and

•	the performance of our internal audit function and independent registered public accounting firm.

Our audit committee is also responsible for:

•	compensating, retaining and overseeing the work of our independent registered public accounting firm;

•	recommending to the Board of Directors that the audited annual financial statements be included in the Company’s annual report of Form 10-K for the last fiscal year;

•	establishing procedures for (a) receipt and treatment of complaints on accounting and other related matters and (b) submission of confidential employee concerns regarding questionable accounting or auditing matters;

•	pre-approving any non-audit services by our independent registered public accounting firm;

•	reviewing and discussing the audited financial statements with management;

•	discussing with the independent auditors the matters required by Auditing Standards No. 61; and

•	receiving written disclosures and the letter from the independent accountants required by ISB No. 1 and discussing with the independent accountants their independence.

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

Compensation Committee.  Our compensation committee is comprised of Messrs. Cohen, Mehta and Slusky. The principal duties and responsibilities of the compensation committee are as follows:

•	to review and approve goals and objectives relating to the compensation of our interim chief executive officer and, based upon a performance evaluation, to determine and approve the compensation of the interim chief executive officer;

•	to make recommendations to our Board of Directors on the compensation of other executive officers and on incentive compensation and equity-based plans; and

•	to produce reports on executive compensation to be included in our public filings to the extent required by applicable securities laws or listing requirements.

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

Code of Ethics

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our Interim Chief Executive Officer and Chief Financial Officer. A copy of our code of ethics is available on our website at http://investor.corel.com/documents.cfm or by contacting us directly at 1600 Carling Avenue, Ottawa, Ontario, Canada K1Z 8R7, (613) 728-0826. If we make any amendments to this Code of Ethics other then technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this Code of Ethics to our Interim Chief Executive Officer, Chief Financial Officer or other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC. There were no waivers of the Code of Ethics during our fiscal year ended November 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Item 402 of Regulation S-K, we have provided in this Item 11 the information required by Items 6.B. and 6.E.2 of Form 20-F and pursuant to disclosure rules in Canada.

Summary Compensation Table

The following table provides information about the compensation earned during the fiscal years ended November 30, 2006, 2007 and 2008 by our Chief Executive Officer, our Chief Financial Officer and our three next most highly compensated executive officers (the “Named Executive Officers”). For purposes of this table, any salary or bonus paid in a currency other then the United States dollar, has been converted to United States dollars based on average exchange rates during the year, and any unpaid bonus payments have been converted based on the exchange rate as at November 30, which best reflects the rates at which these amounts were paid.

						Long-Term Compensation
						Securities		Shares
		Annual Compensation(1)				Underlying		Subject to
Name And Principal				Other Annual		Options		Resale	LTIP	All Other
Position	Fiscal Year	Salary	Bonus	Compensation		Granted		Restrictions	Payments	Compensation

Kris Hagerman	2008	$336,000	$224,000	—		326,760		—	—	—
Interim Chief Executive Officer
David Dobson	2008	$239,634	$247,340	—		—		—	—	$194,928	(2)
Former Chief Executive Officer	2007	$385,566	$323,700	56,051	(3)	200,000		—	—	—
	2006	376,820	369,284	$679,676	(4)	—		—	—	—
Douglas McCollam	2008	249,634	202,602	—		—		—	—	—
Chief Financial Officer	2007	232,269	178,800	—		30,000		—	—	—
	2006	227,000	245,160	—		—		—	—	—
Jeff Hastings	2008	300,000	294,983	—		40,000		—	—	—
President and General Manager, Digital Media	2007	92,400	92,400	—		200,000	(5)	—	—	—
Amanda Bedborough	2008	342,025	263,961	—		30,000		—	—	—
Executive VP, International Operations	2007	344,972	367,826	—		40,000	(6)	—	—	—
	2006	305,688	203,254	—		—		—	—	—
Kevin Thornton	2008	264,000	215,515	—		25,000		—	—	—
Senior Vice President, Sales and Marketing, Americas	2007	66,000	44,000	—		40,000		—	—	—

(1)	Excludes perquisites and other benefits because such compensation is less then CDN$50,000 and 10% of the total annual salary and bonus for any of the Named Executive Officers.

(2)	In fiscal 2008, subsequent to his resignation as our Chief Executive Officer, Mr. Dobson received CDN$200,000, or US$194,928 based on the exchange rate at the time, for consulting services that he completed for the Special Committee which evaluated the Vector Capital purchase offer.

(3)	In fiscal 2007, Mr. Dobson received other annual compensation of $56,051 relating to housing benefits of $35,482, vehicle allowance of $7,519, and travelling allowances of $13,050 for travel between his primary residence and our corporate head office during 2007.

(4)	In fiscal 2006, Mr. Dobson received other annual compensation of $252,324 relating to loans forgiven in our fiscal year ended November 30, 2006, and $4,844 for retirement plan payments. In addition, during fiscal 2006, we repurchased options from Mr. Dobson that were previously granted to him pursuant to the terms of his employment agreement, for an aggregate amount of $427,352, of which half was applied as a repayment against a loan and half to help defray additional expenses incurred in connection with his relocation to Canada.

(5)	These grants include 50,000 restricted share units

(6)	These grants include 20,000 restricted share units

Option Grants during the Fiscal Year Ended November 30, 2008 to Named Executive Officers

The following table sets forth information regarding options for the purchase of common shares granted during the fiscal year ended November 30, 2008 to the Named Executive Officers.

		% of Total		Market Value
	Number of Shares	Options Granted	Exercise Price	of Securities
	Underlying Options	to Employees	Per Share	Underlying	Expiration
Name	Granted	in Fiscal Year(1)	($/Security)	Options(2)	Date

Kris Hagerman	326,760	33.1	10.87	Nil	May 8,2018
David Dobson	Nil	n/a	n/a	Nil	n/a
Douglas McCollam	Nil	n/a	n/a	Nil	n/a
Jeff Hastings	40,000	4.1	10.10	Nil	March 6, 2018
Amanda Bedborough	30,000	3.0	10.10	Nil	March 6, 2018
Kevin Thornton	25,000	2.5	10.10	Nil	March 6, 2018

(1)	In fiscal 2008, options were granted representing a total of 987,051 underlying shares of which 59,000 were designated as restricted share units. None of the above grants were for restricted share units.

(2)	Based on the difference between the exercise price per share and the closing market price per share on the NASDAQ as at November 30, 2008, of $4.23.

Aggregate Options Exercised During the Fiscal Year Ended November 30, 2008, Most Recently Completed Financial Year and Option Values at November 30, 2008 for Named Executive Officers

The following table shows the number of options to purchase common shares exercised by the Named Executive Officers during our fiscal year ended November 30, 2008. The value of unexercised in-the-money options of those persons has been based on the closing price of the common shares on the Nasdaq Global Market on November 30, 2008.

							Value of Unexercised
				Unexercised Options at			In-the-Money Options as at
	Shares Acquired		Aggregate Value	November 30, 2008			November 30, 2008(1)
Name	On Exercise		Realized	Exercisable	Unexercisable		Exercisable		Unexercisable

Kris Hagerman	Nil		Nil	163,380	163,380		$	Nil	$	Nil
David Dobson	203,357		$1,776,922	13,540	Nil			41,432		Nil
Douglas McCollam	Nil		Nil	97,031	20,887			262,490		6,539
Jeff Hastings	25,000	(2)	240,094	37,500	177,500	(2)		Nil		105,750	(2)
Amanda Bedborough	5,000	(3)	54,100	78,672	60,270	(3)		225,436		64,276	(3)
Kevin Thornton	Nil		Nil	10,000	55,000			Nil		Nil

(1)	Based on the difference between the exercise price per share and the closing market price per share on the NASDAQ as at November 30, 2008 of $4.23.

(2)	All of the shares acquired by Mr. Hastings were through the exercise of restricted share units. As of November 30, 2008, Mr. Hastings has 25,000 unexercisable restricted share units which have a value of $105,750.

(3)	All of the shares acquired by Ms. Bedborough were through the exercise of restricted share units. As of November 30, 2008, Ms. Bedborough has 15,000 unexercisable restricted share units which have a value of $64,276.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

Compensation of Directors and Executive Officers

For the fiscal year ended November 30, 2008, the compensation paid to individuals, other than members of our management, for serving as a director was $25,000 per year. The chairperson of each Board committee was paid an additional $15,000 for our fiscal year ended November 30, 2008. In addition, each independent director of our Board received compensation for services provided as members of the special committee which evaluated offers for Corel Corporation during fiscal 2008. During their time of service on the committee, Mr. Giffen received compensation of $180,000, and Mr. Cohen and Mr. Ciporin each earned compensation of $60,000.

Each new non-employee director that joins our Board will receive options to purchase 25,000 common shares. The exercise price of all such options shall be equal to the fair market value of those shares on the date of the grant. These options vest as to 25% on the first anniversary of the date of grant and as to an additional 25% each year thereafter in quarterly installments. Upon the occurrence of a significant event (such as a change in control), as defined under the 2006 Equity Incentive Plan, all options or other equity awards held by members of our Board under the plan shall immediately vest.

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

Kris Hagerman.  In May 2008, we entered into an employment agreement with Kris Hagerman, our Interim Chief Executive Officer. The Agreement provides that Mr. Hagerman will receive an annual base salary of US$600,000 and will be eligible to participate in an annual bonus plan pursuant to which he may earn an annual bonus based on achievement of annual performance objectives, with a target annual bonus of US$400,000. Mr. Hagerman’s bonus for the period from May 8, 2008 to November 30, 2008 is to be paid out at the 100% payout level. The agreement also provides that Mr. Hagerman will be eligible to participate in the 2006 Equity Incentive Plan as amended from time to time and such other share based incentive plans for our senior executives. Under the Equity Incentive Plan, we granted Mr. Hagerman options to acquire 326,760 common shares with an exercise price equal to $10.87 (the fair market value of the Class A common shares on the grant date). Mr. Hagerman’s employment agreement runs for a term of one year. Notwithstanding the agreement’s term, Mr. Hagerman’s employment may be terminated at any time by either party, subject to certain notice provisions in the event of termination under certain circumstances.

David Dobson.  In April 2008, David Dobson voluntarily resigned as chief executive officer to accept a senior executive position at another corporation. Mr. Dobson remained with us until the end of June 2008 where he assisted in transition and the Special Committee assigned to evaluate Vector’s purchase proposal at that time. As part of the conditions of fulfilling these duties, Mr. Dobson received accelerated vesting on all his in-the-money options as well as a bonus of CDN$200,000, which was contingent on the approval of the special committee.

Douglas McCollam.  In December 2003, we entered into an employment agreement with Douglas McCollam, our Chief Financial Officer and a former member of our Board. He currently receives an annual base salary of CDN$260,000 (US$209,898 based on the exchange rate in effect as of the close of business on November 30, 2008), with an annual target bonus of 100% of the base salary based on meeting financial targets set by our Board or compensation committee. If we terminate his employment without cause, we are obligated to pay to him a lump sum of one month of his then current base salary per year of service, up to a maximum of three months.

Amanda Bedborough.  In January 2003, we entered into an employment agreement with Amanda Bedborough, our Executive Vice President, International Operations. She currently receives an annual base salary of £180,000, with an annual target bonus of £101,296 (US$276,786 and US$155,763, respectively, based on the exchange rate in effect as of the close of business on November 30, 2008) based on meeting targets set by our Board or compensation committee each year. In addition, she may be eligible for a target bonus at the sole discretion of our Board. If we terminate her employment without cause, we are obligated to pay to her up to 18 months of her base salary and maintain her benefits for up to 18 months. In the event there is a change of control, and we terminate Ms. Bedborough’s employment during the period beginning one month before and ending six months after the change of control, she is entitled to receive 18 months written notice. In lieu of notice, we may elect to pay her up to 18 months of her base salary and maintain her benefits for up to 18 months.

Jeff Hastings.  In July 2007, we entered into an employment agreement with Jeff Hastings, our President and General Manager of Digital Media. He currently receives an annual base salary of US$300,000 with an annual target bonus of 100% of the base salary based on meeting financial targets set by our Board or compensation committee. The agreement also provides that Mr. Hastings will be eligible to participate in the 2006 Equity Incentive Plan as amended from time to time and such other share based incentive plans for senior executives. Under this plan, we granted 50,000 restricted share units of the Company to be vested over the first two years of his employment. If we terminate his employment without cause, we are obligated to pay to him a lump sum of twelve months salary and to accelerate the vesting on all the restricted share units issued above.

Kevin Thornton.  In August 2007, we entered into an employment agreement with Kevin Thornton, our Senior Vice President, Sales and Marketing, Americas. He currently receives an annual base salary of US$264,000 with an annual target bonus of US$176,000 based on meeting financial targets set by our Board or compensation committee. If we terminate his employment without cause, we are obligated to pay to him a lump sum of six month’s base salary plus an annual incentive payment of 100% of the target level, pro-rated for a six month period.

Key Resource Bonus

In 2008, we agreed to award Doug McCollam, Chief Financial Officer, and Amanda Bedborough, Executive Vice President, International Operations, with a key resource bonus. The key resource bonus is an acknowledgment of each recipient’s past and anticipated future contributions to our business and is a special bonus, separate from any merit adjustments linked to the annual performance review of either individual. The amount awarded to Mr. McCollam was $100,000 and the amount awarded to Ms. Bedborough was $100,000, each of which will be paid in two installments, in March 2009 and September 2009. Payment in full of the key resource bonus is dependent on each recipient’s continued employment in good standing with us. If a recipient’s employment is terminated without cause prior to September 2009, payment of the key resource bonus will be prorated based on that recipient’s actual term of employment and will not offset any severance payments. If a recipient resigns or is terminated for cause prior to September 2009, that recipient is entitled to no more than that portion of the key resource bonus payment already received.

Composition of the Compensation Committee

The compensation committee assists the Board in determining and administering the compensation for the executive officers of us and our subsidiaries. During our fiscal year ended November 30, 2008, the compensation committee was comprised of three directors: Steven Cohen, Amish Mehta and Alexander Slusky (Chair).

Other than Amish Mehta, none of the members of the compensation committee is an officer, employee or former officer or employee of us or any of our affiliates. No member of the compensation committee is eligible to participate in our executive compensation program.

Report on Executive Compensation

The compensation committee’s executive compensation philosophy is guided by its objective to obtain and retain executives critical to our success and the enhancement of shareholder value. We entered into employment agreements with certain of our executive officers before our initial public offering in May 2006, prior to which the Company did not have a compensation committee. Concurrent with our initial public offering, the compensation committee was established to:

•	oversee our compensation and benefits policies generally;

•	oversee and set compensation for our executive officers;

•	evaluate executive officer performance and review our management succession plan; and

•	review compensation related disclosure to be filed or submitted by us.

A copy of our compensation committee charter is available on our website at http://investor.corel.com/documents.cfm or by contacting us directly at 1600 Carling Avenue, Ottawa, Ontario, Canada, K1Z 8R7, (613) 728-0826.

Following our initial public offering, compensation matters relating to our executive officers are approved by our Board upon the recommendation of the compensation committee. The compensation committee requested that our human resources management engage outside consultation on executive compensation.

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

For the fiscal year ended November 30, 2008, the compensation committee recommended awards, as short-term incentives equal to approximately 75% of each Named Executive Officer’s base salary. These awards were based on the achievement of certain revenue and profit targets and personal goals and objectives.

The former chief executive officer’s compensation was determined pursuant to the terms of an employment agreement with him prior to the Company’s initial public offering. At that time, the Company made a determination as to appropriate compensation of its chief executive officer, as compared with other comparable companies. The interim chief executive officer’s compensation for the fiscal year ended November 30, 2008 is primarily based upon a base salary plus a bonus based upon the achievement of corporate revenue and earnings targets fully described in the employment agreement between the Company and him.

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

Report Presented by:
Steven Cohen
Amish Mehta
Alexander Slusky (Chair)

Performance Graphs

As of November 30, 2008, the following graphs show the total cumulative return on a $100 investment on May 2, 2006 in common shares of Corel Corporation with the cumulative total return of the S&P/TSX Composite Index, the NASDAQ Composite Index and the NASDAQ 100 Technology Sector Index, for the period commencing on May 2, 2006 and ending on November 30, 2008, assuming reinvestment of all dividends.

Canadian Dollar	US Dollar

Indebtedness of Directors, Officers and Others

Other than as described in “Item 13 — Certain Relationships and Related Transactions,” our directors, senior officers, and their associates were not indebted to us or to any of our subsidiaries at any time during our fiscal year ended November 30, 2008.

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

Beneficial ownership is determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares that a person would receive upon exercise of stock options or warrants held by that person that are immediately exercisable or exercisable within 60 days of the determination date of January 28, 2009, which in the case of the following table is March 29, 2009. Shares issuable pursuant to exercisable stock options are deemed to be outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of beneficial ownership for the following table is based on 25,822,665 shares outstanding, as of November 30, 2008. We have only one class of equity securities outstanding and all holders of such class have the same rights, preferences and privileges. Our major shareholders do not have any voting rights that are different from the voting rights of shareholders generally. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

Principal Shareholders Table

Name and Address of Beneficial Owner(1)	Number of Common Shares		Percent of Class

Five Percent Shareholder
Vector Capital	17,657,614	(2)	68.38%
Executive Officers and Directors
Alexander Slusky(3)	17,691,662	(3)	68.51%
Kris Hagerman	272,300	(4)	1.05%
David Dobson	13,540	(5)	*
Douglas McCollam	99,440	(6)	*
Jeff Hastings	63,125	(7)	*
Amanda Bedborough	88,942	(8)	*
Kevin Thornton	18,750	(9)	*
Amish Mehta(10)	16,169	(11)	*
Steven Cohen	16,969	(12)	*
J. Ian Giffen	32,732	(13)	*
Daniel T. Ciporin	21,875	(14)	*
All directors and executive officers as a group (17 persons)	18,427,856	(15)	71.35%

*	Less than 1%.

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Corel Corporation, 1600 Carling Avenue, Ottawa, Ontario, Canada K1Z 8R7.

(2)	All of these shares are held, directly or indirectly by Corel Holdings, L.P., a Cayman Islands limited partnership. The sole general partner of Corel Holdings, L.P. is Vector Capital Partners II International Ltd., which is wholly owned by VCPII International LLC. The managing member of VCPII International LLC is Alexander Slusky. The address for Corel Holdings, L.P. is c/o Vector Capital, 456 Montgomery Street, 19th Floor, San Francisco, California 94104.

(3)	Includes 34,048 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009 all of which are vested. With respect to the remaining 17,657,614 shares, Mr. Slusky, a principal of Vector Capital, has voting and investment power over the common shares owned by Vector Capital and therefore beneficially owns the common shares held by Vector Capital. Mr. Slusky, however, disclaims beneficial ownership of these common shares, except to the extent of his pecuniary interest in them. The address for Mr. Slusky is c/o Vector Capital, 456 Montgomery Street, 19th Floor, San Francisco California 94104

(4)	Consists of 272,300 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested.

(5)	Consists of 13,540 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested.

(6)	Consists of 99,440 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested.

(7)	Consists of 63,125 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested.

(8)	Consists of 88,942 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested.

(9)	Consists of 18,750 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested.

(10)	Mr. Mehta, a principal of Vector Capital, does not have voting or investment power over the common shares beneficially owned by Vector Capital. The address for Mr. Mehta is c/o Vector Capital, 456 Montgomery Street, 19th Floor, San Francisco, California 94104.

(11)	Consists of 16,169 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested.

(12)	Consists of 16,969 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested.

(13)	Consists of 32,732 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested.

(14)	Consists of 21,875 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested.

(15)	Includes 766,242 common shares issuable upon the exercise of options that are exercisable within 60 days of January 28, 2009, all of which are vested, and the 17,657,614 common shares of Vector Capital which are beneficially owned by Alexander Slusky.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information relating to our equity compensation plans as of November 30, 2008:

					Number of Securities
		Number of Common			Remaining Available
		Shares to be Issued		Weighted-Average	for Future Issuance
		upon Exercise of		Exercise Price of	under Equity
Plan Category	Name of Plan	Outstanding Options		Outstanding Options	Compensation Plan

Option Plans approved by our Shareholders	2003 Share Option and Phantom Share Unit Plan	504,499		$2.61	—
	2006 Equity Incentive Plan	2,890,531	(1)	$11.37	3,358,974

Totals		3,395,030		$10.07	3,358,974

(1)	Included in this balance are options granted by InterVideo to its employees prior to our acquisition of InterVideo, which options, upon exercise, are convertible into 300,103 of our common shares.

Equity Incentive Plan and Other Compensation Plans

Equity Incentive Plan

Our equity incentive plan was adopted by our Board and approved by our shareholders in February 2006. Our equity incentive plan provides for the grant of options to our employees and employees of our subsidiaries, and for grants of restricted shares, share appreciation rights, restricted share units, performance share units, deferred share units, phantom shares and other share-based awards to our employees, consultants and directors, and employees, consultants and directors of our subsidiaries and affiliates. Options granted to our U.S. employees may be incentive stock options or non-qualified options for U.S. federal income tax purposes. At the inception of the plan, 2,850,000 common shares were made available for issuance. In each of May 2007 and May 2008, the Board of Directors authorized an additional 2,000,000 common shares available for issuance under the equity incentive plan, which were subsequently ratified by our shareholders.

Share Reserve.  A total of 6,249,505 common shares are authorized for issuance under the equity incentive plan as of November 30, 2008. Of these shares, no more than 500,000 may be issued upon exercise of incentive stock options under the plan and no more than 645,000 may be issued as restricted shares.

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

Under the plan, and unless otherwise defined in an award agreement or a written employment agreement between us and a plan participant which governs (and subject to certain exceptions described in the plan), a significant event means:

•	a person or group of persons (other than Vector Capital and its affiliates) becomes the beneficial owner of securities constituting 50% or more of our voting power;

•	50% of our current Board (including any successors approved by 50% of our current Board) cease to constitute 50% of the Board;

•	a merger, consolidation, amalgamation or arrangement (or a similar transaction) involving us occurs, unless after the event, 50% or more of the voting power of the combined company is beneficially owned by stockholders who owned all of our common shares immediately before the event; or

•	our shareholders approve a plan of complete liquidation or winding-up of us, or the sale or disposition of all or substantially all our assets (other than a transfer to an affiliate).

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

As of November 30, 2008, there were units with respect to 504,499 common shares outstanding under the prior plan and there are no separate options or phantom shares outstanding. Each unit consists of a stock option that enables the holder to acquire a fixed number of common shares at a stated exercise price and a phantom share unit in respect of the same number of shares as the option, with the same stated exercise price. Upon exercise of the stock option portion of the unit, we will issue common shares to the holder. Upon exercise of the phantom share unit portion of the unit, we may pay the holder an amount of cash equal to the fair market value of the common shares underlying the phantom share unit, less the exercise price, or we may deliver common shares with a fair market value equal to such amount of cash. In addition, in the case of a stock option exercise or a phantom share unit exercise, we may effect a net settlement, in which we deliver the number of common shares equal in value to the fair market value of the common shares underlying the option, less the exercise price. A holder may not exercise both the stock option component of the unit and the phantom share unit component. When a holder exercises either the stock option component or the phantom share unit component, the other component is no longer exercisable. No additional units, options or phantom share units will be granted under our prior plan, but the outstanding units granted under our prior plan will remain outstanding in accordance with their terms.

Appropriate adjustments will be made under our prior plan to the number of shares subject to outstanding awards in the event of any future reorganization, recapitalization, share split, dividend or other change in our capital structure in order to account for the changed circumstances.

Units granted under the prior plan generally vest to 25% of the units granted on the first anniversary of the date of grant and an additional 6.25% of the units granted at the end of each three month period subsequent to the first anniversary date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described below, since December 1, 2007, there has not been, and there is not currently proposed, any transactions or similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our voting stock or any member of their immediate family had or will have a direct or indirect material interest.

In connection with certain transaction advisory work performed on our behalf, we paid Vector Capital transaction fees and reimbursements for expenses of approximately $404,000 in fiscal 2008. In addition we paid $75,000 of director fees to each of Mssrs. Slusky and Mehta, principals of Vector Capital. Payments to Vector Capital made in fiscal 2008 were made pursuant to the Expense Reimbursement Agreement (incorporated by reference as exhibit 10.16 to this annual report on Form 10-K), reimbursement of expenses of Mssrs. Slusky and Mehta and payment to Vector Capital of directors’ fees earned by them. While we do not maintain a written policy with respect to related party transactions, we actively maintain a list of related parties and monitor any potential transactions with such parties, including Vector Capital and affiliates of Vector Capital.

We have determined that Messrs. Ciporin, Cohen and Giffen meet the standards of independence under applicable NASDAQ Stock Market (“NASDAQ”) listing standards, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP has audited our consolidated balance sheets as at November 30, 2008 and November 30, 2007 and the consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years ended November 30, 2008, November 30, 2007 and November 30, 2006 as stated in their report appearing in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has been our auditor since March 1998.

Audit Fees

PricewaterhouseCoopers LLP billed us $1,581,453 in 2008 and $2,011,957 in 2007 for professional services rendered for the audit of our annual financial statements, the filing of our registration statement on Form F-1, and the review of financial statements included in statutory and regulatory filings.

Tax Fees

PricewaterhouseCoopers LLP billed us $4,880 in 2008 and $307,497 in 2007 for professional services rendered for tax compliance, tax advice, and tax planning. The taxation advisory services provided related primarily to payroll taxation matters, taxation of stock options and preparation of corporate tax returns.

All Other Fees

PricewaterhouseCoopers LLP billed us $72,402 in 2008 and $170,814 in 2007 for professional services rendered in connection with statutory audits and other matters.

The Audit Committee has considered whether the provision of these services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and is of the opinion that the provision of these services does not compromise PricewaterhouseCoopers LLP’s independence. The Audit Committee, in accordance with the Audit Committee’s policy for the engagement of our independent auditor to provide non-audit services, must pre-approve all non-audit services provided by PricewaterhouseCoopers LLP. The policy restricts the type of non-audit services that the auditors may provide to our subsidiaries and us. It includes a mechanism for the consideration and pre-approval by the Audit Committee of all services to be provided by the auditors as well as the associated fees. In our fiscal year ended November 30, 2008, all non-audit services that were performed by the auditors were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements.

Incorporated by reference from the financial statements and notes thereto that are set forth in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.

Schedule II Valuation and Qualifying Accounts

(b) The exhibits included in this Report or incorporated herein by reference are as follows:

Exhibit
Number		Exhibit

2.1		Stock Purchase Agreement dated May 1, 2006 by and among Vector CC Holdings IV, SRL, WinZip Computing LLC, Cayman Ltd. Holdco and Corel Corporation, incorporated by reference to exhibit 2.2 of the Company’s Form 10-Q filed with the Commission on May 5, 2006
2.2		Agreement and Plan of Merger, dated as of August 28, 2006, among Corel Corporation, Iceland Acquisition Corporation and InterVideo Inc., incorporated by reference to exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 31, 2006
3.1		Certificate and Articles of Continuance, incorporated by reference to exhibit 3.1 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
3.2		Articles of Amendment, incorporated by reference to exhibit 3.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
3.3		By-laws, incorporated by reference to exhibit 3.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
4.1		Form of Registration Rights Agreement by and among Corel Corporation and the stockholders named therein, incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
4.2		Form of Corel Corporation Share Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.1		Form of Credit Agreement by and among Corel Corporation, Corel US Holdings, LLC, Morgan Stanley Senior Funding Inc., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. and a syndicate of financial institutions, incorporated by reference to exhibit 2.2 of the Company’s Form 10-Q filed with the Commission on May 5, 2006
10.2		First Amendment and Waiver to Credit Agreement dated as of December 12, 2006, incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed with the Commission on December 14, 2006
10.3		Employment Agreement between Corel Corporation and David Dobson, incorporated by reference to exhibit 10.2 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.4		Employment Agreement between Corel Corporation and Douglas McCollam, incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.5		Employment Agreement between Corel Corporation and Amanda Bedborough, incorporated by reference to exhibit 10.5 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10	.6*	Employment Agreement between Corel Corporation and Kris Hagerman
10	.7*	Employment Agreement between Corel Corporation and Jeff Hastings
10	.8*	Employment Agreement between Corel Corporation and Kevin Thornton

Exhibit
Number		Exhibit

10.9		2003 Share Option and Phantom Unit Plan, incorporated by reference to exhibit 10.7 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.10		2006 Equity Incentive Plan, incorporated by reference to exhibit 10.8 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.11		Form of Equity Award, incorporated by reference to exhibit 10.9 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.12		InterVideo, Inc. 1998 Stock Plan, incorporated by reference to exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the Commission on December 14, 2006
10.13		InterVideo, Inc. 2003 Stock Plan, incorporated by reference to exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed with the Commission on December 14, 2006
10.14		Form of Officer and Director Indemnification Agreement, incorporated by reference to exhibit 10.10 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10.15		Advisory Services Expense Reimbursement Agreement, incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form F-1 filed with the Commission on April 25, 2006
10	.16*	Transition Agreement with former chief executive officer David Dobson
10	.17*	Amended 2006 Equity Incentive Plan (amended for an additional 2,000,000 common shares to be made available for issuance, as authorized in May 2008)
21	.1*	Subsidiaries of Corel Corporation
23	.1*	Consent of PricewaterhouseCoopers LLP
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of the Interim Chief Executive Officer
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	.1*	Section 1350 Certification of the Interim Chief Executive Officer
32	.2*	Section 1350 Certification of the Chief Financial Officer
99	.1*	Schedule II — Valuation and Qualifying Accounts

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on February 6, 2009.

COREL CORPORATION

By:	/s/ KRIS HAGERMAN
Kris Hagerman
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on February 6, 2009.

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