Form 10-Q
period 2009-02-28
COREL CORP
filed 2009-04-02
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of March 24, 2009 was 25,863,760.

COREL CORPORATION
Form 10-Q
For the Quarter Ended February 28 2009

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of US dollars or shares)
(Unaudited)

			November
		February 28,	30,
	Note	2009	2008
Assets
Current assets:
Cash and cash equivalents		$48,673	$50,260
Restricted cash		159	159
Accounts receivable
Trade, net of allowance for doubtful accounts of $1,203 and $1,357, respectively		28,424	33,241
Other		2,923	2,932
Inventory	3	1,354	1,562
Income taxes recoverable		489	785
Deferred tax assets		3,138	3,138
Prepaids and other current assets		2,720	2,456

Total current assets		87,880	94,533
Capital assets		10,245	10,549
Intangible assets	4	60,771	67,029
Goodwill	4	82,343	82,343
Deferred financing and other long-term assets		4,582	4,942

Total assets		$245,821	$259,396

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities		$54,293	$64,376
Due to related parties		719	341
Income taxes payable	5	1,481	1,226
Deferred revenue		13,465	15,190
Current portion of long-term debt		18,885	19,095
Current portion of obligations under capital lease		621	621

Total current liabilities		89,464	100,849
Deferred revenue		2,241	2,404
Income taxes payable		13,114	12,960
Deferred income taxes		12,314	13,059
Long-term debt		137,075	137,264
Accrued pension benefit obligation		243	261
Obligations under capital lease		786	962

Total liabilities		255,237	267,759

Commitments and contingencies	6
Shareholders’ deficit
Share capital:
Common Shares (par value: none; authorized: unlimited; issued and outstanding: 25,864 and 25,823 shares, respectively)		44,387	43,992
Additional paid-in capital		9,890	9,198
Accumulated other comprehensive loss		(4,755)	(4,151)
Deficit		(58,938)	(57,402)

Total shareholders’ deficit		(9,416)	(8,363)

Total liabilities and shareholders’ deficit		$245,821	$259,396

See Accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(In thousands of US dollars or shares, except per share data)
(Unaudited)

		Three months ended
		February 28,	February 29,
	Note	2009	2008
Revenues
Product		$50,075	$59,362
Maintenance and services		6,139	6,182

Total revenues	12	56,214	65,544

Cost of revenues
Cost of product		15,531	15,227
Cost of maintenance and services		100	167
Amortization of intangible assets		6,165	6,414

Total cost of revenues		21,796	21,808

Gross margin		34,418	43,736

Operating expenses
Sales and marketing		15,222	19,684
Research and development		9,216	12,091
General and administration		6,479	8,811
Restructuring	8	209	178

Total operating expenses		31,126	40,764

Income from operations		3,292	2,972
Other expenses (income)
Interest income		(76)	(120)
Interest expense		3,130	4,408
Amortization of deferred financing fees		271	270
Other non-operating expense (income)		876	(1,464)

Loss before income taxes		(909)	(122)
Income tax expense (recovery)	5	627	(92)

Net loss		$(1,536)	$(30)

Other comprehensive loss, net of taxes
Amortization of actuarial gain (loss) recognized for defined benefit plan		(4)	22
Unrealized losses on securities		(25)	—
Loss on interest rate swaps designated as hedges	9	(575)	(3,627)

Other comprehensive loss, net of taxes		$(604)	$(3,605)

Comprehensive loss		$(2,140)	$(3,635)

Net loss per share:
Basic		$(0.06)	$(0.00)
Fully diluted		$(0.06)	$(0.00)
Weighted average number of shares:
Basic		25,842	25,463
Fully diluted	10	25,842	25,463
See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION
Consolidated Statements of Cash Flows
(in thousands of US dollars)
(Unaudited)

		Three Months Ended
		February 28,	February 29,
	Note	2009	2008
Cash flow from operating activities
Net loss		$(1,536)	$(30)
Depreciation and amortization		1,180	1,162
Amortization of deferred financing fees		271	270
Amortization of intangible assets		6,165	6,414
Stock-based compensation	7	1,053	1,138
Provision for bad debts		(109)	104
Deferred income taxes		(745)	(1,234)
Loss on disposal of fixed assets		1	42
Loss (gain) on interest rate swap recorded at fair value	9	(97)	755
Gain on sale of investment		—	(822)
Defined benefit pension plan costs		7	—
Change in operating assets and liabilities	11	(6,219)	(1,392)

Cash flow provided by (used in) operating activities		(29)	6,407

Cash flow from financing activities
Restricted cash		—	56
Repayments of long-term debt		(399)	(691)
Repayments of capital lease obligations		(176)	(134)
Proceeds from exercise of stock options		34	51
Other		(29)	—

Cash flow used in financing activities		(570)	(718)

Cash flow from investing activities
Purchase of long lived assets		(784)	(1,434)

Cash flow used in investing activities		(784)	(1,434)

Effect of exchange rate changes on cash and cash equivalents		(204)	(35)
Increase (decrease) in cash and cash equivalents		(1,587)	4,220
Cash and cash equivalents, beginning of period		50,260	24,615

Cash and cash equivalents, end of period		$48,673	$28,835

Supplemental Cash Flow Disclosure
Interest paid, net		$3,070	$3,438
Taxes paid, net		$923	$461
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Notes to the Consolidated Financial Statements
(All amounts in thousands of US dollars, unless otherwise stated)
(Unaudited)
1. Unaudited Interim Financial Information
     The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of its financial position at February 28, 2009 and its results of operations and cash flows for the three months ended February 28, 2009 and February 29, 2008 in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated balance sheet as of November 30, 2008 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by US GAAP for complete financial statements. Operating results for the three months ended February 28, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 10-K for the period ending November 30, 2008 (File No. 000-20562).
2. Summary of Significant Accounting Policies
Basis of presentation
     The consolidated financial statements have been presented in United States (US) dollars. The Company’s accounting polices are consistent with those presented in our annual consolidated financial statements as at November 30, 2008.
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
Derivative Instruments and Hedging Activities
     In March 2008, the FASB released FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement is effective for the Company during this interim period. This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. Management assessed and evaluated the new disclosure requirements for its derivative instruments, and in particular the hedges on its term loans. The only significant derivative instrument held by the Company is its interest rate swaps used to hedge the cash flows for interest on its long-term debt. These are disclosed in accordance with FAS 161, in note 9 to these consolidated financial statements. As of February 28, 2009 and February 29, 2008 the Company held no foreign exchange contracts.
Recent Accounting Pronouncements
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
     In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3 (FSP FAS 142-3), Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years, which for the Company is the fiscal year beginning December 1, 2009. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company does not expect the adoption of FSP FAS 142-3 to have a material effect on its consolidated financial statements.

3. Inventory
     The components of inventory are as follows:

	February	November
	28, 2009	30, 2008
Product components	$566	$844
Finished goods	788	718

Inventory	$1,354	$1,562

4. Goodwill and Intangible Assets
     At February 28, 2009, given the current disruption and uncertainty in the global economy, the significant decrease in the Company’s stock price over the last two fiscal quarters, and the Company’s revenues being lower than the prior year, the Company determined that the appropriate triggers had been reached to perform additional impairment testing on goodwill and its definite lived intangible assets.
     Based on the excess of the Company’s market capitalization over its book value, there is no impairment in our goodwill as of February 28, 2009.
     In order to assess the potential impairment of its intangible assets, the Company performed asset recoverability tests, using undiscounted cash flows based on internal projections for revenues and expenses. The Company concluded that the undiscounted cash flows exceeded the carrying value of all intangible assets tested, and therefore, no impairment was recorded as of February 28, 2009.
5. Income Taxes
     For the three months ended February 28, 2009, the Company recorded a tax provision of $627 on a loss before income taxes of $909. The current tax provision is $1,372 and the deferred tax recovery is $745. The current tax provision relates mostly to withholding tax which is not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery related to the amortization of the intellectual property acquired with InterVideo which has a tax basis of $nil.
     For the three months ended February 29, 2008, the Company recorded a tax recovery of $92 on a loss before income taxes of $122. The current tax provision was $1,142 which related mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery of $1,234 is related to the reversal of the deferred tax liability in respect of the intellectual property acquired as part of the InterVideo acquisition as the intellectual property is amortized.
     At the beginning of the third quarter of fiscal 2007, the Company received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions related to transactions with a foreign related party claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. In September 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, the Company received another notice of assessment regarding this issue, which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This reassessment was for CDN$7.5 million. The Company has not provided any amount in income tax payable in respect of these reassessments as it has and continues to vigorously defend against the reassessment. The Company has filed Notice of Objections for the denied deductions and for the capital tax issue. Although the Company believes that it will prevail in the appeals process, the ultimate liability for the tax and interest may differ from the amount recorded in our financial statements. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a material deficiency in recorded income tax expense and may adversely affect liquidity. As of February 28, 2009, no amounts have been accrued.
6. Commitments and Contingencies
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

     In addition, some of the Company’s agreements with customers and distributors, including OEMs and online services companies, require the Company to indemnify these parties for third-party intellectual property infringement claims, and many of these indemnification obligations are not subject to monetary limits. The existence of these indemnification provisions could increase the Company’s cost of litigation and could significantly increase its exposure to losses from an adverse ruling.
     At February 28, 2009, the Company was a defendant in the Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al., patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of US Patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; 6,141,491 issued October 31, 2000; and 5,535,008 issued July 9, 1996. JVC alleges certain Corel video applications infringe the patents. The Company believes it has meritorious defenses to JVC’s claims and intends to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain. Any potential loss is indeterminable at this time.
7. Stock Based Compensation
Stock option plans
     The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months
	Ended
	February	February
	28,	29,
	2009	2008
Cost of products	$4	$10
Cost of maintenance and services	2	2
Sales and marketing	318	395
Research and development	166	207
General and administration	563	524

Total stock-based compensation expense	$1,053	$1,138

The Company did not grant any options or restricted stock units during the three month period ended February 28, 2009.
     As of February 28, 2009, there was $7.5 million of unrecognized compensation cost for the Company’s equity incentive plans, related to non-vested stock-based payments granted to Corel employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
2006 Equity Incentive Plan
     Corel has 6,237,630 remaining common shares authorized for issuance under the 2006 Equity Incentive Plan. Option activity under the 2006 Equity Incentive Plan for the three month period ended February 28, 2009 is presented below:

	2006 Equity Incentive Plan
			Weighted
		Weighted	Average
		Average	Grant
		Exercise	Date Fair
	Options	Price	Value
Balance at December 1, 2008	2,784,031	$11.81	$4.21
Granted	Nil	n/a	n/a
Exercised	Nil	n/a	n/a
Forfeited	(238,942)	12.30	4.03

Outstanding at February 28, 2009	2,545,089	$11.76	$4.23

Exercisable at February 28, 2009	1,119,030	$12.55	$4.48

Weighted average remaining life of the outstanding options	8.12 Years
Total intrinsic value of exercisable options	$85
Weighted average remaining life of the exercisable options	8.08 Years

     Restricted stock unit activity under the 2006 equity incentive plan, for the three month period ended February 28, 2009 is presented below:

		Weighted
		Average
		Grant Date
		Fair
	Units	Value
Outstanding at December 1, 2008	106,500	$11.24
Restricted stock units converted to common shares	(11,875)	11.78
Restricted stock units forfeited	(5,000)	10.10

Outstanding at February 28, 2009	89,625	$11.23

Exercisable at February 28, 2009	Nil	$ n/a

Weighted average remaining life of the outstanding options	9.00 Years
Weighted average remaining life of the exercisable restricted stock units	n/a
Total intrinsic value of the exercisable restricted stock units	$Nil
2003 Share Option and Phantom Share Unit Plan
     In the three months ended February 28, 2009, no options were granted as this plan is no longer eligible for grant distribution. Unit activity for the three month period ended February 28, 2009 is presented below:

	The 2003 Plan
		Weighted
		Average	Weighted Average
		Exercise	Grant Date
	Options	Price	Fair Value
Balance at December 1, 2008	504,499	$2.61	$5.35
Exercised	(29,220)	1.17	6.51
Forfeited	(15,336)	1.63	7.90

Balance, February 28, 2009	459,943	$2.74	$5.13

Exercisable at February 28, 2009	436,342	$2.41	$4.98

Weighted average remaining life of the outstanding options	5.61 Years
Total intrinsic value of exercisable options	$749
Weighted average remaining life of the exercisable options	5.61 Years
8. Restructuring Charges
     In September 2008, management initiated a restructuring plan to reduce its workforce. The total costs that arose from this global restructuring were $2.4 million, of which $209 was expensed in the first quarter of fiscal 2009, related to certain individuals who were retained by the Company into fiscal 2009.
     In November 2007, management adopted a restructuring plan which resulted in the closure of the Company’s Minneapolis location in fiscal 2008 as well as the termination of certain individuals. The total cost related to the plan was $1,920. Of these costs, $178 were recorded in the first quarter of fiscal 2008, related to individuals who were retained by the Company into fiscal 2008.

     A summary of the Company’s restructuring activities, that are accrued as of February 28, 2009 is as follows:

					Balance
	Balance as	Additional			as
	at	Restructuring	Change in	Cash Payments	At
	November	Charges in Q1	Estimates	in Q1	February
	30, 2008	2009	in Q1 2009	2009	28, 2009
Termination benefits	$511	$202	$7	$575	$145
9. Interest Rate Swaps
Cash Flow Hedges Designated as an Effective Hedging Instrument

					Gain (loss) in	Balance in accrued
			Fair Value at	Fair Value at	OCI for period	liabilities and OCI
	Notional		February 28,	November 30,	ending February	as at February 28,
Instrument	Amount	Maturity Date	2009	2008	28, 2009	2009
Interest Rate Swap	$40,000	May 31, 2011	$(2,148)	$(1,882)	$(266)	$2,148
Interest Rate Swap	50,000	October 31, 2011	(3,861)	(3,552)	(309)	3,861

Total	$90,000		$(6,009)	$(5,434)	$(575)	$6,009

Cash Flow Hedges not Designated as a Hedging Instrument

						Gain (loss) in
						Interest Expense
				Fair Value at	Fair Value at	for period	Balance in accrued
	Notional			February 28,	November 30,	ending February	liabilities as at
Instrument	Amount		Maturity Date	2009	2008	28, 2009	February 28, 2009
Interest Rate Swap	$19,000		January 2, 2009	$—	$(66)	$66	$—
Interest Rate Swap	21,000		January 2, 2010	(771)	(808)	37	771
Interest Rate Swap	4,500		January 2, 2011	(327)	(321)	(6)	327

Total	$25,500	(a)		$(1,098)	$(1,195)	$97	$1,098

(a)	As of February 28, 2009, the interest rate swap with a notional amount of $19.0 million has matured and is not included in the total.
     In connection with its current long-term debt facility, the Company uses interest rate swaps to limit its exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. As of February 28, 2009, the Company has $115.5 million of interest rate swaps which convert an aggregate notional principal amount of $115.5 million (or approximately 74% of its interest-bearing debt). The fixed rates of the current interest rate swaps range from 8.19% to 9.49%. The Company does not use its interest rate swaps for speculative purposes.
     During fiscal 2007 and fiscal 2008, the Company entered into interest rate swaps for $50.0 million and $40.0 million, respectively, with its principal lender to reduce the risk of changes in cash flows associated with interest payments due to changes in one-month LIBOR. The interest rate swaps expire prior to the period which the senior credit extends. The objective of the swaps is to hedge the risk of changes in cash flows associated with the first future interest payments on floating rate debt with a notional amount of $90.0 million which is subject to changes in the one-month LIBOR rate, and therefore the cash flow from the derivative is expected to offset any changes in the first interest payments on floating rate debt with a notional amount of $90.0 million due to changes in one-month LIBOR. This is a hedge of specified cash flows. As a result, these interest rate swaps are derivatives and were designated as hedging instruments at the initiation of the swaps. The Company has applied cash flow hedge accounting in accordance with FAS 133. At the end of each period, the interest rate swaps are recorded in the consolidated balance sheet at fair value, in either other current assets if it is an asset position, or in accrued liabilities if it is in a liability position. Any related increases or decreases in the fair value are recognized on the Company’s balance sheet within accumulated other comprehensive income. Of the loss in other comprehensive income, approximately $3.0 million is expected to be re-classified into earnings over the next twelve months.
     As of February 28, 2009, the Company has two additional interest rate swaps with a notional amount of $25.5 million as required under its senior credit facility. The interest rate swaps qualify as a derivative and were not designated as a hedging instrument at the initiation of the swap, and as such, the Company has not applied hedge accounting. At the end of each period, the interest rate swaps are recorded in the consolidated balance sheet at fair value, either in other current assets or accrued liabilities, and any related gains or losses are recognized on the Company’s statement of operations within interest expense.
     The Company considers its interest rate swaps to be a Level 2 measurement under the FAS 157 hierarchy, as it is largely based on observable inputs over the life of the swaps in a liquid market. The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt. The floating and fixed rate cash flows are then discounted to the valuation date by using the one month LIBOR rate at the date of the valuation. In order to value the interest rate swaps, management used observable LIBOR rates. Linear interpolations was used to estimate the relevant rates along the zero coupon curve. To construct the zero coupon curves, management used cash rates up to three months inclusively, futures rates from three months to two years inclusively, and swap rates from two to thirty years. Through the implementation of FAS 157, the fair value of the interest rate swaps include a credit valuation adjustment. The credit adjusted valuation values the swaps using an adjusted LIBOR curve for discounting cash flows to take into account our and the counterparty’s credit risk. The credit spread used for the calculation was based on the Company’s debt ratings in February 2009.
     The valuation of the interest rate swap can be sensitive to changes in the current and future one month LIBOR rates, which can have a material impact on the fair value of the derivative. However, as these swaps are used to manage the Company’s cash outflows, these changes will not impact its liquidity and capital resources. Furthermore, since the majority of the interest rate swaps are deemed as effective hedging instruments, these changes do not impact income from operations, as they would be included in other comprehensive income.
     The Company assesses the effectiveness of its interest rate swaps as defined in FAS 133 on a quarterly basis. The Company has considered the impact of the current credit crisis in the United States in assessing the risk of counterparty default. The Company believes that it is still likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result continues to deem the swaps as effective hedging instruments. A counterparty default risk is considered in the valuation of the interest rate swaps.
     Management has assessed that its cash flow hedges have no ineffectiveness, as determined by the hypothetical derivate method. If the hedge of any of the interest rate swaps, was deemed ineffective, or extinguised by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.
10. Loss per Share
     The impact of the exercise of Corel options is anti-dilutive for the three months ending February 28, 2009 and February 29, 2008 as the Company has reported a loss. Had there been income for the three months ending February 28, 2009 and February 29, 2008, the impact of these potentially dilutive instruments would have been 308,000 and 582,000 respectively, if they were not anti-dilutive.
11. Change in Operating Assets and Liabilities

	Three months ended
	February	February
	28,	29,
	2009	2008
Accounts receivable	$5,037	$9,604
Inventory	208	(129)
Prepaids and other current assets	(200)	(661)
Accounts payable and accrued liabilities	(10,508)	(9,212)
Accrued interest	49	(12)
Due to related parties	378	—
Taxes payable	705	862
Deferred revenue	(1,888)	(1,844)

Total change in operating assets and liabilities	$(6,219)	$(1,392)

12. Segment Reporting
     The Company has determined that it operates in one business operating and reportable segment, the packaged software segment. The Company does manage revenue based on two product line categories: Graphics and Productivity and Digital Media. Revenues by product and region are disclosed in the following table:

	Three Months Ended
	February	February
	28,	29,
	2009	2008
By product category:
Graphics and Productivity	$29,654	$36,947
Digital Media	26,560	28,597

	$56,214	$65,544

By geographic region:
Americas
Canada	$1,355	$1,908
United States	23,702	27,630
Other	1,113	1,358
Europe, Middle East and Africa	15,119	21,014
Asia Pacific
Japan	9,112	10,246
Other	5,813	3,388

	$56,214	$65,544

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
          Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the US. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: future developments in our markets and the markets in which we expect to compete; our estimated cost reductions; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.
          These forward-looking statements are based on estimates and assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances including but not limited to general economic conditions, product pricing levels and competitive intensity, and new product introductions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from any future results, performance, or achievements discussed or implied by such forward-looking statements. These risks include the following:
•	we are subject to restrictive debt covenants that impose operating and financial restrictions on our operations and could limit our ability to grow our business. Due to the uncertainties presented by the current state of the global economy, and the decreasing trend in our financial performance there is a risk that we may not be able to access funds under our revolving credit facility and that we may be in violation of certain debt covenants with our lender over the next twelve months;

•	we face adverse effects to our business due to the recent disruption in the global economy and financial markets;

•	we rely on relationships with a small number of OEM’s and distributors for a significant percentage of our revenues, and if any of these companies terminates its relationship with us, our revenues could decline;

•	many of our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth, if any; accordingly, we must develop new products, successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth;

•	we face potential claims from third parties who may hold patent and other intellectual property rights which purport to cover various aspects of our products and from certain of our customers who may be entitled to indemnification from us in respect of potential claims they may receive from third parties related to their use or distribution of our products;

•	we face competition from companies with significant competitive advantages, such as significantly greater market share and resources;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	we rely on relationships with a small number of strategic partners and these relationships can be modified or effectively terminated at any time without our approval;

•	we face potential claims from third parties who may hold patent and other intellectual property rights which purport to cover various aspects of our products and from certain of our customers who may be entitled to indemnification from us in respect of potential claims they may receive from third parties related to their use or distribution of our products;

•	our acquisition strategy may fail for various reasons, including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses;

•	we have significantly higher levels of indebtedness following the InterVideo acquisition, including term loan debt of $156.0 million as of February 28, 2009, which could have important consequences for our business such as limiting our ability to make further significant acquisitions;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors; and

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply.
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
          Many factors could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including, without limitation, the above factors.
          These and other important factors are described in greater detail in the section entitled “Risk Factors” in our annual report on Form 10-K dated February 9, 2009 filed with the Securities and Exchange Commission and with Canadian securities regulators. A copy of the 10-K can be obtained on our website ( http://www.corel.com ), or at www.sec.gov
          The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three month period ended February 28, 2009 included elsewhere in this quarterly report on Form 10-Q. All amounts are in United States dollars, except as otherwise noted.
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
Graphics and Productivity
          Our primary Graphics and Productivity products include: CorelDRAW® Graphics Suite, Core®l Painter™, CorelDESIGNER® Technical Suite, WinZip®, iGrafx® and WordPerfec®t Office. CorelDRAW Graphics Suite is a leading vector illustration, page layout, image editing and bitmap conversion software suite used by design professionals and non-professionals around the world. Corel Painter is a Natural-Media® digital painting and drawing software that mirrors the look and feel of their traditional counter parts. CorelDESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. WinZip is the most widely used compression utility, with more than 40 million licenses sold to date. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. WordPerfect Office is the leading Microsoft-alternative productivity software and features Microsoft-compatible word processing, spreadsheet and presentation applications.
Digital Media
          Our Digital Media portfolio includes products for digital imaging, video editing, optical disc authoring (Blu-ray, DVD, and CD), and video playback. Our Digital Imaging products include Core®l Paint Shop Pro® Photo, Core®l MediaOne®, Core®l Photo Album™, and

PhotoImpact®. Corel Paint Shop Pro Photo is a digital image editing and management application used by novice and professional photographers and photo editors. Corel MediaOne is a multimedia software program for organizing and enhancing photos and video clips that are primarily taken with a point-and-shoot camera. Corel Photo Album is an entry-level software program that allows users to easily store, organize, share and manage their digital photo collections. Photo Impact is an image editing software, which provides users with easy-to-use photo editing tools, creative project templates and some digital art capabilities. VideoStudio® is our consumer focused video editing and DVD authoring software for users who want to produce professional-looking videos, slideshows and DVDs. Our optical disc authoring software applications are DVD Movie Factory® and DVD Movie Writer®. WinDVD® is the world’s leading software for DVD, video and Blu-ray Disc playback on PC’s with over 200 million units shipped worldwide.
OVERVIEW OF THE QUARTER
Operating Performance
     Revenue was $56.2 million, down 14% year over year. The revenue decrease of $9.3 million is largely as a result of weakness in the global economy which has had an adverse impact on our operations. Within our Digital Media group, our revenues decreased by $2.0 million or 7%, largely due to decreases in Instant On, Corel Paint Shop Pro Photo, Corel Media One, and DVD Movie Factory, which were offset by gains in WinDVD. Our Graphics and Productivity revenue decreased by $7.3 million or 20%, due mainly to declines in revenues from our CorelDRAW, WinZip, iGrafx, and Word Perfect products. Despite the decrease in revenues of $9.3 million, overall cost of revenues remained consistent with the prior year, due to the change in sales mix resulting from a decreased proportion of revenues associated with products with lower royalty costs as compared to revenues associated with products with higher royalty costs, such as WinDVD.
     From an operating income perspective, we were able to mitigate the impact of the decreased revenues and gross margins through a 24% year over year reduction in our operating expenses of $9.6 million, which was driven by our prior restructuring activities, a decrease in discretionary spending, and favorable foreign exchange rate changes.
     Our net loss for the first quarter of fiscal 2009 was $1.5 million, or $0.06 per share, compared to a net loss of $30,000, or $0.00 per share in the first quarter of 2008. Non-GAAP Adjusted EBITDA was $11.0 million and cash used by operations was $29,000 in the quarter compared to non-GAAP adjusted EBITDA of $13.3 million and cash flow from operations of $6.4 million in the first quarter of 2008. Adjusted EBITDA represents net income before interest, income taxes, depreciation and amortization, further adjusted to eliminate items specifically defined in our credit facility agreement. Refer to the Financial Condition section within this MD&A, for a reconciliation of non-GAAP Adjusted EBITDA to cash flow provided by operations.
RESULTS OF OPERATIONS
Three Months ended February 28, 2009 and February 29, 2008
Revenues

	Three Months Ended
	February 28 and 29,		Percentage
	2009	2008	Change
Product	$50,075	$59,362	(15.6)%
As a percent of revenue	89.1%	90.6%
Maintenance and services	6,139	6,182	(0.7)%
As a percent of revenue	10.9%	9.4%

Total	$56,214	$65,544	(14.2)%

     Total revenues for the three month period ended February 28, 2009 decreased by 14.2% to $56.2 million from $65.5 million for the three months ended February 29, 2008. On a global level, all of our products, product groups, and distribution channels have been impacted by the weakening of the global economy and the declining EURO in relation to the US Dollar. Of the decrease in total revenues of $9.3 million, $7.3 million is attributable to the Graphics and Productivity group of products and $2.0 million is attributable to the Digital Media group of products. Revenues from the OEM distribution channel has remained unchanged, compared to the prior period, as we have entered into two significant deals with customers for WinDVD in the final quarter of fiscal 2008. Our remaining distribution channels, including direct sale and resellers, have had declining revenues compared to the first quarter of fiscal 2008. Our resellers have been reducing inventory levels across all our products. Direct spending by customers has also been reduced across all products.
     Product revenues for the three months ended February 28, 2009 decreased by 15.6% to $50.1 million from $59.4 million for the three months ended February 29, 2008. Product revenues have declined for the same reasons as described above for total revenues.
     Maintenance and services revenues for the three months ending February 28, 2009 remained unchanged as compared to the three months ending February 29, 2008. We have not experienced declines in maintenance revenues, as much of this revenue is related to products sold in prior periods, in which we had growth in revenues.

Total Revenues by Product Group

	Three Months Ended
	February 28 and 29,		Percentage
	2009	2008	Change
Graphics and Productivity	$29,654	$36,947	(19.7)%
As a percent of revenue	52.8%	56.4%
Digital Media	26,560	28,597	(7.1)%
As a percent of revenue	47.2%	43.6%

Total	$56,214	$65,544	(14.2)%

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

		Quarter of
	Current	Current	Quarter of
	Version	Release	Prior Release
Product
Graphics and Productivity:
CorelDRAW Graphics Suite	14	Q1 2008	Q12006
Corel Painter	11	Q1 2007	Q4 2004
Corel Designer Technical Suite	14	Q3 2008	Q3 2005
WinZip	12	Q4 2008	Q4 2006
iGrafx FlowCharter	12	Q2 2007	Q1 2006
WordPerfect Office Suite	14	Q2 2008	Q1 2006
Digital Media
Paint Shop Pro Photo (ultimate)	12	Q4 2008	Q4 2006
MediaOne	2	Q4 2007	Q4 2006
WinDVD	9	Q1 2008	Q4 2006
VideoStudio	12	Q4 2008	Q2 2007
DVD Movie Factory	6	Q1 2007	Q1 2006
PhotoImpact	13	Q1 2008	Q3 2006
     Graphics and Productivity revenues decreased by $7.3 million or 19.7% to $29.7 million in the first quarter of fiscal 2009 compared to $36.9 million in the first quarter of fiscal 2008. The revenue decline was primarily driven by declines in CorelDRAW, WinZip, iGrafx and WordPerfect. CorelDRAW, which enjoyed a sales peak in the first quarter of fiscal 2008 due the launch of CorelDRAW Graphics Suite X4, experienced most of its decline in EMEA. WinZip revenues have declined mostly in EMEA. iGrafx revenues have declined in EMEA and the Americas, as some enterprise customers have postponed their orders in the first quarter of fiscal 2009.
     Digital Media revenues decreased by $2.0 million or 7.1% to $26.6 million in the first quarter of fiscal 2009 compared to $28.6 million in the first quarter of fiscal 2008. Our decline in these revenues were led by declines in Paint Shop Pro Photo, Instant On, MediaOne and DVD Movie Factory. These decreases were offset by an increase in WinDVD, which has enjoyed success in Taiwan and Japan with existing and new OEM customers. The decline in Paint Shop Pro Photo was mainly isolated in the EMEA market where they have faced economic adversity across all distribution channels. The decline in Instant On is due to a significant Japanese OEM customer that is not currently bundling this product with their computers. However, we changed the specifications in the agreement with this OEM customer in the first quarter of fiscal 2009, and expect to see increases in revenues in future periods from Instant On to a limited scale of those earned in fiscal 2008. MediaOne has incurred the majority of its losses in the United States as there has been a large decrease in electronic downloads in the current quarter. The majority of the decrease in DVD Movie Factory is in North America, relating largely to OEM sales decreases for two significant customers.

Total Revenues by Region

	Three Months Ended
	February	February
	28,	29,	Percentage
	2009	2008	Change
Americas	$26,170	$30,896	(15.3)%
As a percent of revenue	46.6%	47.1%
Europe, Middle East, Africa	15,119	21,014	(28.1)%
As a percent of revenue	26.9%	32.1%
Asia Pacific	14,925	13,634	9.5%
As a percent of revenue	26.5%	20.8%

Total	$56,214	$65,544	14.2%

     Revenues in the Americas decreased by $4.7 million or 15.3% in the first quarter of fiscal 2009 to $26.2 million compared to $30.9 million in the first quarter of fiscal 2008. The decline in revenue was led by WinDVD, CorelDRAW, WordPerfect, MediaOne, DVD Movie Factory, WinZip and iGrafx. The WinDVD and DVD Movie Factory decline in revenues are primarily due to lower OEM sales with two large customers. The decrease in CorelDRAW revenues is primarily attributable to the launch of CorelDRAW Graphics Suite X4 in the first quarter of fiscal 2008. The decline in MediaOne revenues is largely due to a reduction in electronic downloads. WordPerfect, which is declining at slower rates then in prior years, and iGrafx have received smaller orders from its largest customers, those being distributors and enterprise businesses, respectively. WinZip has continued its recent trend of lower internet license sales in the current quarter.
     Revenues in EMEA decreased by $5.9 million or 28.1% to $15.1 million in the first quarter of fiscal 2009 compared to $21.0 million in the first quarter of fiscal 2008. One significant cause of the declining revenues in this region is the drop in the value of the EURO relative to the US dollar. The average exchange rate was 1.47 in the first quarter of fiscal 2008 and 1.32 in the first quarter of fiscal 2009. The impact of the declining exchange rates is estimated to have lowered revenues by $1.7 million. The most significant portion of the decline in revenues was in CorelDRAW, which had significant growth in the first quarter of fiscal 2008 due to the launch of CorelDRAW Graphics Suite X4. The decrease in revenues in this region was also caused by declines in WinZip, Paint Shop Pro Photo, and iGrafx. The decrease in WinZip is due to a slow down of customer purchases from distributors and through internet license sales. The decline in Paint Shop Pro Photo is largely due to declining orders from the largest resellers of this product. iGrafx revenues have declined due to the falloff of enterprise level orders across various customers who are postponing purchases.
     Asia Pacific revenues increased by $1.3 million or 9.5% to $14.9 million in the first quarter of fiscal 2009. This revenue growth is caused by increasing sales in our WinDVD product, which has been partially offset by decreasing sales in Instant On, VideoStudio, and iGrafx. The growth in revenue in WinDVD is attributable to significant agreements entered into with two OEM customers in Taiwan, and growth in OEM sales in Japan. There was a significant sale of Instant On with an OEM customer in the first quarter of fiscal 2008; this did occur in the first quarter of fiscal 2009. However, we have had a change of specifications with this OEM customer in the first quarter of fiscal 2009, such that Instant On sales should increase in future periods to partially offset the decrease in the current period. The decline in revenues of VideoStudio is mainly due to the decreased sales through one OEM customer. The main consumer of iGrafx in Japan has made declining orders in the current fiscal period.
Cost of Revenues

	Three Months Ended
	February	February
	28,	29,	Percentage
	2009	2008	Change
Cost of product	$15,531	$15,227	2.0%
As a percent of product revenue	31.0%	25.7%
Cost of maintenance and services	100	167	(40.1)%
As a percent of maintenance and service revenue	1.6%	2.7%
Amortization of intangible assets	6,165	6,414	(3.9)%
As a percent of revenue	11.0%	9.8%

Total	$21,796	$21,808	(0.1)%
     Cost of Product Revenues. Cost of product revenues increased by 2.0% to $15.5 million in the first quarter of fiscal 2009 from $15.2 million in the first quarter of fiscal 2008. As a percentage of product revenues, cost of product revenues increased to 31.0% for the three months ended February 28, 2009 from 25.7% in the three month period ended February 29, 2008. The increase in the period is largely attributable to the change in our product mix caused by the higher proportion of Digital Media products sold, and in particular WinDVD. WinDVD sales, which have been increasing relative to other products, carry a higher royalty charges as a percentage of revenue than any of our other products.
     Cost of Maintenance and Services Revenues. Cost of maintenance and services revenues decreased to 1.6% of related revenues in the first three months of fiscal 2009 from 2.7% in the first three months of fiscal 2008, and is primarily attributable to WinZip’s maintenance revenues and the limited incremental costs to provide such revenue.
     Amortization of Intangible Assets. Amortization of intangible assets decreased by $249,000 to $6.2 million in the three months ended February 28, 2009, from $6.4 million in the three months ended February 29, 2008. The decrease is due to the amortization pattern of certain customer relationships obtained in the acquisition of InterVideo in fiscal 2007.
Operating Expenses

	Three Months Ended
	February	February
	28,	29,	Percentage
	2009	2008	Change
Sales and marketing	$15,222	$19,684	(22.7)%
As a percent of revenue	27.1%	30.0%
Research and development	9,216	12,091	(23.8)%
As a percent of revenue	16.4%	18.4%
General and administration	6,479	8,811	(26.5)%
As a percent of revenue	11.5%	13.4%
Restructuring	209	178	17.4%
As a percent of revenue	0.4%	0.3%

Total	$31,126	$40,764	(23.6)%

          A significant portion of our total operating costs of $31.1 million relates to employee costs. Most of our employees are located in Canada, Taiwan and the United Kingdom and as a result a significant portion of our labour and other operating costs are incurred in jurisdictions outside of the United States. As compared to the first quarter of fiscal 2008, the US Dollar is relatively stronger to each of the Canadian Dollar, the Pound Sterling, and the New Taiwanese Dollar. This has caused an estimated reduction in our operating expenses of $3.3 million, of which $2.2 million, $0.9 million, and $0.2 million is related to the weakening of the Canadian Dollar, the Pound Sterling, and the New Taiwanese dollar, respectively.
Sales and Marketing. Sales and marketing expenses decreased by 22.7% to $15.2 million in the first quarter of fiscal 2009. For the first three months of fiscal 2009, sales and marketing expenses decreased as a percentage of revenue to 27.1%, as compared to 30.0% for the prior period. The decrease in sales and marketing expenses is as a result of reduced headcount in our sales and marketing force subsequent to our September 2008 restructuring, a decrease in discretionary spending on marketing programs, and the decline in the Canadian dollar and the Pound Sterling relative to the US Dollar, which has a favorable impact on operating costs of $1.5 million.
     Research and Development. Research and development expenses decreased by 23.8% to $9.2 million in the three months ended February 28, 2009. As a percentage of total revenues, research and development expenses decreased to 16.4% for the first three months of fiscal 2009, as compared to 18.4% for the prior period. The decrease in research and development expense is as a result of reduced headcount subsequent to our completed restructuring activities in September 2008 and April 2008, a decrease in facility costs related to the consolidation of operations, such as the closure of the Minneapolis location subsequent to the end of the first quarter of fiscal 2008, and the decline in the Canadian dollar and the New Taiwanese dollar relative to the US Dollar which had a favorable impact on operating costs of $0.6 million.
   General and Administration. General and administration expenses decreased 26.5% to $6.5 million in the first quarter of fiscal 2009 from $8.8 million in the first quarter of fiscal 2008. As a percentage of total revenues, general and administration expenses decreased to 11.5% in the quarter ended February 28, 2009, as compared to 13.4% in the quarter ended February 29, 2008. The decrease in general and administration expense is as a result of reduced headcount subsequent to our completed restructuring activities in September 2008, a decrease in facility costs related to the consolidation of operations, and the decline in the Canadian dollar and the Pound Sterling relative to the US Dollar which had a favorable impact on operating costs of $1.2 million.
   Restructuring Expense: In September 2008, we initiated a restructuring plan to streamline our global operations in order to become more operationally efficient and to increase our investment in key growth opportunities, including sales to emerging markets and our eCommerce program. As part of this effort, we reduced our workforce by approximately 90 employees worldwide. The total costs that arose from this global restructuring were $2.4 million, of which $209 was expensed in the first quarter of fiscal 2009. This was related to certain individuals who were retained by us into fiscal 2009.

     In November 2007, we adopted a restructuring plan to centralize much of our Digital Media operations in Greater China and California. Further changes were made to staff to align and balance our global teams. This resulted in the planned closure of our Minneapolis location in fiscal 2008 as well as the termination of certain individuals. The total cost related to the Digital Media Plan was $1,920. Of these costs, $178 were recorded in the first quarter of fiscal 2008, which related to individuals who were retained by us into fiscal 2008.
     These restructuring activities have had a significant impact in reducing our operating expenses in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. We expect this trend to continue through the end of fiscal 2009.
      Additional Expense Reduction Initiatives. On April 2, 2009, we announced that we are implementing a series of initiatives to further reduce costs. These initiatives include an immediate 10% salary reduction for all senior executives, five unpaid days off for all employees to be taken in the second quarter of fiscal 2009, and accelerated timing for the mandatory use of any unused vacation time. As a result of these initiatives, we expect to realize additional operational cost savings of approximately $2.0 million through the remainder of fiscal 2009. We also announced that we will continue to monitor our cost structure and take additional actions as required.
Non-Operating (Income) Expense

	Three Months Ended
	February	February
	28,	29,
	2009	2008
Interest expense, net	3,054	4,288
Amortization of deferred financing fees	271	270
Other non-operating income	876	(1,464)

Total non-operating expenses	$4,201	$3,094

     Interest Expense, Net. Net interest expense decreased by $1.2 million in the first quarter of fiscal 2009 compared to $4.3 million in the first quarter of fiscal 2008. The decrease is due to the favorable change of $852,000 related to the valuation of our interest rate swaps, and the decrease in the LIBOR rate in the past 12 months which has reduced the interest we pay on the portion of our long-term debt that is not hedged.
     Amortization of Deferred Financing Fees. Amortization of deferred financing fees of $271,000 in the first quarter of fiscal 2009 was consistent with the first quarter of fiscal 2008, as there have been no new credit facilities during the period.
     Other Non-Operating Income. Non-operating income decreased by $2.3 million to a loss of $876,000 in the first quarter of fiscal 2009 from the first quarter of fiscal 2008. In fiscal 2008, a gain on the sale of a long-term investment of $822,000 was recognized. The remaining difference is due largely to the fact that there have been unfavorable currency exchange rates in the first quarter of fiscal 2009, primarily relating to the strengthening of the US Dollar versus the Pound Sterling and the Japanese Yen, as compared to favorable foreign currency exchange gains in the first quarter of fiscal 2008 relating mostly to the weakening of the US Dollar versus the Canadian Dollar and the EURO.
     Income Tax Expense (Recovery)
          For the three months ended February 28, 2009, we recorded a tax provision of $627,000 on a loss before income taxes of $909,000. The current tax provision is $1.4 million and the deferred tax recovery is $745,000. The deferred tax recovery relates to the reversal of the deferred tax liability in respect of the intellectual property acquired as part of the InterVideo acquisition as the intellectual property is amortized. The current tax provision relates mostly to withholding taxes, which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions.
     For the three months ended February 29, 2008, we recorded a tax recovery of $92,000 on a loss before income taxes of $122,000. The current tax provision was $1.1 million and the deferred tax recovery was $1.2 million. The deferred tax recovery relates to the reversal of the deferred tax liability of $25.8 million in respect of the intellectual property acquired as part of the InterVideo acquisition as the intellectual property is amortized. The current tax provision relates mostly to withholding taxes, which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions.
     The amount of the current tax provision has increased by $230,000 in the first quarter of fiscal 2009, due to additional tax withholdings on Japanese and other foreign sales. The amount of the deferred tax recovery has decreased by $489,000 as a result of planned changes in ownership related to our intellectual property.
FINANCIAL CONDITION
Liquidity and Capital Resources
          As of February 28, 2009, our principal sources of liquidity include cash and cash equivalents of $48.7 million and trade accounts receivable of $28.4 million.
          At February 28, 2009, all of our cash and cash equivalents are held on deposit with banks. The largest proportion of our bank deposits is held in Canadian banking institutions which we believe to be secure in the current global economy due to historically tighter regulations. We believe that we will be able to access the remaining balance of bank deposits outside of Canada as these deposits are with large, reputable banks. We have and will continue to make a series of short-term investments in term deposits and commercial paper. Our investment policy is to invest in low risk short-term investments which are investment grade commercial paper and term deposits. We have not had a history of any defaults on this commercial paper, nor do we expect any in the future given the grade and short term to maturity of these investments. All commercial paper on hand at November 30, 2008 has been redeemed.
          Based on our current business plan, internal forecasts and the risks that are present in the current global economy, we believe that cash generated from operations and our existing cash balance, will be sufficient to meet our working capital and operating cash requirements over the next twelve months. While we had cash used by operations of $29,000 in the first quarter of fiscal 2009, this deficit was due to the change in our working capital, whereby we significantly decreased our accounts payable position. Adjusting for this change, we generated cash flows from operations of $6.2 million in the first quarter of fiscal 2009. We could be affected by various risks and uncertainties, including, but not limited to, the risks detailed Item 1A — “Risk Factors” of our 10-K for the period ending November 30, 2008.
          In fiscal 2008, the Company generated an increase in cash of $25.6 million, largely driven by our operating cash flows, increasing our cash and cash equivalents to $50.3 million.
          Over the next 12 months, our financing payments will increase and our operating cash flows could decrease, as we are required to make cash sweep payments and face uncertainty associated with revenues in this current economic environment. The cash sweep payment due under our senior credit facility in March 2009, has been fully paid for in the amount of $17.5 million on March 2, 2009. On March 1, 2010, we will be required to make a further cash sweep payment based on our fiscal 2009 results, which we currently estimate to be approximately $12.0 million. Despite this cash sweep of approximately $12.0 million being for our fiscal 2009 results, we are not obligated to make payments in the next 12 months, and as such the approximately $12.0 million is not classified as a current liability. The cash sweep payments and revenue uncertainty will be partially offset by a reduction in our operating expenditures, including through the additional cost reduction initiatives announced on April 2, 2009, an elimination of salary increases for fiscal 2009, a reduction in expenditures such as the charges associated with the evaluation of strategic alternatives, and a reduction in our capital expenditures. The benefits of our restructuring activities and our cost curtailment initiatvies are evident in our first quarter operating expenditures which have decreased by 23.6% from the same period in the prior year. We expect this trend to continue into the remainder of fiscal 2009. We also have no significant liabilities for our defined pension benefit plan, our past restructuring activities, and do not expect significant cash flows from tax uncertainties and in particular our tax contingency with the province of Ontario.
          We expect that our actions to reduce operating expenses will allow us to generate operating cash flows sufficient to sustain operations, to address cash sweep payments noted above, and to offset, in whole or in part, the potential impact of a decrease in future revenues. We also believe the global positioning of our diverse group of products will reduce the revenue risks that we face created by the uncertainty in the present economy.
          We have a five-year $75.0 million revolving line of credit facility, of which approximately $70.0 million is unused as of February 28, 2009. Management believes, based on our current market conditions, forecasts and our debt covenant restrictions, that limited amounts, if any, of the line of credit will be available to us over the next twelve months. Ultimately, we would need to obtain approval from our lenders for permitted transactions as defined in the credit agreement. Management has not used, and does not anticipate the need to use, the revolving line of credit to fund operating requirements and debt re-payments over the next 12 months.
          As of February 28, 2009 we are in full compliance with all debt covenants with our lenders However, due to the uncertainties presented by the current state of the global economy, and the decreasing trend in our financial performance there is a risk that we may be in violation of certain debt covenants with our lenders over the next twelve months.
          Based on our current senior debt facility, a significant balloon payment will be required in fiscal 2012. We are unable to currently assess our ability to maintain our creditworthiness over this period, which would be required to refinance this payment at or prior to that date.
Working Capital
     Our working capital deficiency at February 28, 2009 was $1.6 million, an improvement of $4.7 million from the November 30, 2008 working capital deficiency of $6.3 million.
          Current assets at February 28, 2009 were $87.9 million, a decrease of $6.7 million from the November 30, 2008 year end balance of $94.5 million. The decrease is due to a decrease in our trade accounts receivable of $4.8 million and a decrease in our cash and cash equivalents of $1.6 million. The decrease in our cash position is due to our normal financing and investing requirements, which include quarterly long-term debt repayments of $399,000 and the purchase of capital assets of $784,000. The decrease in the trade accounts receivable balance is due to the timing of cash receipts from some of our largest customers.

          Current liabilities were $89.5 million at February 28, 2009, a decrease of $11.4 million from November 30, 2008. The decrease primarily resulted from the reduction in our royalties payable, which was attributable to the timing of certain payments to some of our largest suppliers.
Cash Flows
     Cash used by operations increased by $6.4 million to $29,000 for the three months ended February 28, 2009 compared to cash provided by operations of $6.4 million for the three months ended February 29, 2008. The decrease is primarily due to the timing of the payment of significant royalties in the first quarter of fiscal 2009.
     Cash used in financing activities was $570,000 for the three months ended February 28, 2009 compared to the $718,000 for the three month period ended February 29, 2008. While the cash used for financing activities has been consistent for this quarter, it will increase significantly in the second quarter of fiscal 2009, due to the cash sweep payment of $17.5 million made in March 2009.
     Cash used in investing activities was $784,000 in the three months ended February 28, 2009, which was a decrease from the cash used of $1.4 million in the three months ended February 29, 2008. There were significant cash outlays in the first quarter of fiscal 2008 for the purchase of long-lived assets relating mostly to technology licenses and significant investment in computer hardware. We expect our capital spending to remain lower throughout fiscal 2009 as compared to fiscal 2008.
Adjusted EBITDA
     Adjusted EBITDA represents net income before interest, income taxes, depreciation and amortization, further adjusted to eliminate items specifically defined in our credit facility agreement. Adjusted EBITDA is not a measure of operating income, operating performance or liquidity under GAAP. We use this non-GAAP financial measure to confirm our compliance with covenants contained in our debt facilities, as a supplemental indicator of our operating performance and to assist in evaluation of our ongoing operations and liquidity and to determine appropriate levels of indebtedness. In particular, we have included a presentation of Adjusted EBITDA because certain covenants in our credit facility are tied to Adjusted EBITDA. If our Adjusted EBITDA were to decline below certain levels, it could result in, among other things, a default or mandatory prepayment under our current credit facility. Adjusted EBITDA was $11.0 million in the first quarter of fiscal 2009 compared to $13.3 million in the first quarter of fiscal 2008. The decrease of $2.3 million is primarily attributable to our decrease in gross margin in the period, caused by the decline in revenues being principally concentrated in our higher margin products, which was partially offset by our decline in operating expenditures.
     We believe Adjusted EBITDA is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its financial and operational decision making. This measure does not have any standardized meaning prescribed by GAAP and therefore is not comparable to the calculation of similar measures used by other companies. Adjusted EBITDA should not be considered in isolation, and should not be viewed as an alternative to or substitute for measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider Adjusted EBITDA to be a measure of liquidity and that cash flow from operations is the closest GAAP measure to Adjusted EBITDA. For the three months ended February 28, 2009 and February 29, 2008, we had cash used by operations of $29,000, and cash flow from operations of $6.4 million, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations; investors are encouraged to review the related GAAP financial measure and the reconciliation:

	Three Months Ended
	February 28,	February 29,
	2009	2008
Cash flow (used) / provided by operations	$(29)	$6,407
Change in operating assets and liabilities	6,219	1,392)
Interest expenses, net	3,054	4,288
Income tax provision (recovery)	627	(92)
Deferred income taxes	745	1,234
Provision for bad debts	109	(104)
Defined benefit pension plan costs	(7)	—
Gain (loss) on interest rate swap	97	(755)
Loss on disposal of fixed assets	(1)	(42)
Gain on sale of investment	—	822
Restructuring costs	209	178

Adjusted EBITDA	$11,023	$13,328

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
     All critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements have been discussed in Item 7 of our 10-K filing as at November 30, 2008.
Impairment of Goodwill
          In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“FAS 142”), goodwill is subject to annual impairment tests or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at the beginning of the fourth quarter of each fiscal year. We also test goodwill for impairment more frequently if events or circumstances warrant. Corel as a whole is considered one reporting unit. We estimate the value of our reporting unit based on our market capitalization. If we determine that our carrying value exceeds our fair value, we would conduct the second step of the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. If the carrying amount of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized. As of February 28, 2009, our goodwill balance of approximately $82.3 million arises from the acquisition of Jasc in fiscal 2004, which generated goodwill of approximately $9.9 million, and from the acquisition of InterVideo in fiscal 2007, which generated goodwill of approximately $72.4 million.
          At February 28, 2009, given the current disruption and uncertainty in our ecomomy, and our revenues being lower than the prior year, we determined that the appropriate triggers had been reached to perform an impairment test beyond the annual goodwill impairment test. Based on our market capitalization as at February 28, 2009, our fair value continues to exceed our carrying value. While this is largely attributable to the negative carrying value of our net assets, the significance of the excess of our market capitalization over carrying value supports the carrying value of our goodwill as at February 28, 2009. Furthermore, the financial position of our Company continues to remain solid as we reduce our working capital deficiency and undertake cost reduction measures to address uncertainty in revenues. Based on the above considerations, we have concluded that there is no impairment in our goodwill as of February 28, 2009.
Definite-lived Intangible Assets
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
          At February 28, 2009, given the current disruption and uncertainty in the global economy, the decrease in our revenues from prior quarters, and the decrease in our stock price over the last two fiscal quarters, we determined that the appropriate triggers had been reached for an impairment test on our definite lived intangible assets. Our definite lived intangible assets are licenses, technologies, trade names and customer relationships that we acquired with InterVideo, WinZip, and Jasc. The definite lived intangibles from these acquisitions have net book values as at February 28, 2009 of $43.7 million, $11.3 million and $3.7 million, respectively.
          We performed our asset recoverability tests using undiscounted cash flows. We grouped the definite lived intangible assets at the lowest level for which we determined identifiable cash flows are largely independent of the cash flows of other assets and liabilities, and estimated the associated cash flows by the Graphics and Productivity and Digital Media product lines. Our cash flow analysis did not extend beyond four years, which is consistent with the remaining amortization period of the majority of intangibles. We used our internal forecasts for the next four years to derive revenues, including a projected decrease in revenues in fiscal 2009. We included gross margin percentages consistent with those that had been achieved in the first quarter of fiscal 2009 and projected a reduction in operating expenses from fiscal 2008, reflective of the operating costs incurred in the final quarter of fiscal 2008, when we implemented restructuring activities and announced wage freezes for the upcoming fiscal year. These undiscounted cash flows supported the recoverability of our definite lived intangible assets.
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
     Given the amount of debt that we have, if LIBOR rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense, after considering our interest rate swaps that are deemed as effective hedging instruments, would change by approximately $330,000 for each 0.5% change in interest rates based on debt outstanding as of February 28, 2009. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
     As of February 28, 2009, our interest rate swaps convert an aggregate notional principal amount of $115.5 million (or approximately 74% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on one-month LIBOR plus 4.00%. The fixed rates range from 8.19% to 9.49%. As of February 28, 2009, $90.0 million of these interest rate swaps have been designated as effective hedging instruments and any gains or losses on these items are recorded in other comprehensive income. In this quarter, the increase in the liability to record the fair value of the swaps of $575,000 has been recorded as a loss in other comprehensive income.
     We assess the effectiveness of our interest rate swaps as defined in Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), on a quarterly basis. We have considered the impact of the current credit crisis in the United States and elsewhere, and the downturn in the global economy in assessing the risk of counterparty default. We believe that it is still likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result we continue to assess the swaps as effective hedging instruments. If there was to be a counterparty default during the life of the contract, there could be a material impact on future cash flows as well as interest expense recorded on our statement of operations. To the extent that the interest rate swaps continue to be in a liability position the impact would not be adverse.
Foreign Currency Risk
     Most of our employees are located in Canada and Taiwan. We incur a disproportionate percentage of costs in Canadian and Taiwanese dollars as compared to Canadian and Taiwanese dollar denominated revenues. In addition we have a disproportionate amount of revenues in Euros and Japanese Yen, as compared to costs in Euros and Japanese Yen. We are therefore exposed to loss if the Canadian and Taiwanese dollar appreciates against the US dollar, and if the Euro and the Japanese Yen depreciate against the US dollar.
     We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in US and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of February 28, 2009 and February 29, 2008 we had no forward exchange contracts. However, we did settle some US Dollar foreign exchange contracts during the period, and intend to continue using such contracts into the future.
     As we also operate internationally, a portion of our business outside North America is conducted in currencies other than the US dollar. Accordingly, the results of our business may also be affected by fluctuations in the US dollar against certain European and Asian currencies, in particular the Pound Sterling, the Yen and the Euro. Our exposure to these and other currencies is partially mitigated due to certain hedges naturally occurring in our business as we have decentralized sales, marketing and support operations in which most costs are local currency-based.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
          At February 28, 2009, we were a defendant in Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al, an ongoing patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of US Patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; 6,141,491 issued October 31, 2000; and 5,535,008 issued July 9, 1996. JVC alleges certain Corel video applications infringe the patents. We believe that we have meritorious defenses to JVC’s claims and intend to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain. Any potential loss is indeterminable at this time.
Item 1A. Risk Factors
     See the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the period ending November 30, 2008 (File No. 000-20562), which are incorporated by reference into this quarterly report

Item 2. Use of Proceeds
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
Douglas McCollam
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Date: April 2, 2009