Form 10-Q
period 2009-05-31
COREL CORP
filed 2009-07-10
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2009

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
(613) 728-0826
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of July 3, 2009 was 25,897,652.

COREL CORPORATION
Form 10-Q
For the Quarter Ended May 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of US dollars or shares)
(Unaudited)

			November
		May 31,	30,
	Note	2009	2008
Assets
Current assets:
Cash and cash equivalents		$32,127	$50,260
Restricted cash		159	159
Accounts receivable
Trade, net of allowance for doubtful accounts of $850 and $1,357, respectively		29,033	33,241
Other		1,889	2,932
Inventory	3	1,138	1,562
Income taxes recoverable		719	785
Deferred tax assets		—	3,138
Prepaids and other current assets		3,530	2,456

Total current assets		68,595	94,533

Capital assets		9,475	10,549
Intangible assets		54,520	67,029
Goodwill	4	80,993	82,343
Deferred financing and other long-term assets		4,407	4,942

Total assets		$217,990	$259,396

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities		$53,470	$64,376
Due to related parties		334	341
Income taxes payable	5	1,404	1,226
Deferred revenue		11,461	15,190
Current portion of long-term debt		14,385	19,095
Current portion of obligations under capital lease		732	621

Total current liabilities		81,786	100,849

Deferred revenue		1,987	2,404
Income taxes payable		13,232	12,960
Deferred income taxes	5	8.431	13,059
Long-term debt		123,729	137,264
Accrued pension benefit obligation		243	261
Obligations under capital lease		701	962

Total liabilities		230,109	267,759

Commitments and contingencies	6

Shareholders’ deficit
Share capital:
Common Shares (par value: none; authorized: unlimited; issued and outstanding: 25,893 and 25,823 shares, respectively)	44,718	43,992
Additional paid-in capital	10,867	9,198
Accumulated other comprehensive loss	(4,641)	(4,151)
Deficit	(63,063)	(57,402)

Total shareholders’ deficit	(12,119)	(8,363)

Total liabilities and shareholders’ deficit	$217,990	$259,396

See Accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended		Six Months Ended
		May 31,		May 31,
	Note	2009	2008	2009	2008

Revenues
Product		$44,280	$60,249	$94,355	$119,611
Maintenance and services		6,088	6,795	12,227	12,977

Total revenues	12	50,368	67,044	106 582	132,588

Cost of revenues
Cost of products		14,366	14,008	29,897	29,235
Cost of maintenance and services		110	132	210	299
Amortization of intangible assets		6,154	6,418	12,319	12,832

Total cost of revenues		20,630	20,558	42,426	42,366

Gross margin		29,738	46,486	64,156	90,222

Operating expenses
Sales and marketing		14,820	20,748	30,042	40,432
Research and development		9,180	11,716	18,396	23,807
General and administration		5,945	8,640	12,424	17,451
Restructuring	8	1,404	447	1,613	625

Total operating expenses		31,349	41,551	62,475	82,315

Income (loss) from operations		(1,611)	4,935	1,681	7,907

Other expenses (income)
Interest income		(13)	(99)	(89)	(219)
Interest expense		2,982	3,032	6,112	7,440
Amortization of deferred financing fees		271	270	542	540
Expenses associated with evaluation of strategic alternatives		—	705	—	705
Other non-operating (income) expense		(1,774)	102	(898)	(1,362)

Income (loss) before taxes		(3,077)	925	(3,986)	803
Income tax (recovery) provision	5	1,048	(5)	1,675	(97)

Net income (loss)		$(4,125)	$930	$(5,661)	$900

Other comprehensive income (loss)
Amortization of actuarial gain recognized for defined benefit plan		(6)	—	(10)	22
Unrealized (gain) loss on long-term investments		71	(35)	46	(35)
Gain (loss) on interest rate swaps designated as hedges	9	49	2,938	(526)	(689)

Other comprehensive income (loss), net of taxes		114	2,903	(490)	(702)

Comprehensive income (loss)		$(4,011)	$3,833	$(6,151)	$198

Net income (loss) per share:
Basic		$(0.16)	$0.04	$(0.22)	$0.04
Fully Diluted		$(0.16)	$0.04	$(0.22)	$0.03
Weighted average number of shares:
Basic		25,878	25,543	25,860	25,503
Fully diluted	10	25,878	26,238	25,860	26,165
See Accompanying Notes to the Consolidated Financial Statements

COREL CORPORATION
Consolidated Statement of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

		Three Months Ended		Six Months Ended
		May 31,		May 31,
	Note	2009	2008	2009	2008

Cash flows from operating activities
Net income (loss)		$(4,125)	$930	$(5,661)	$900
Depreciation and amortization		1,119	1,233	2,299	2,395
Amortization of deferred financing fees		271	270	542	540
Amortization of intangible assets		6,154	6,418	12,319	12,832
Stock-based compensation	7	1,307	1,977	2,360	3,115
Provision for bad debts		80	129	(29)	233
Deferred income taxes	4	605	(1,233)	(140)	(2,467)
Loss on disposal of fixed assets		17	6	18	48
Unrealized (gain) loss on interest rate swap	9	(122)	(512)	(219)	243
Unrealized gain on forward foreign exchange contracts		(45)	—	(45)	—
Gain on sale of investment		—	—	—	(822)
Defined benefit plan costs		15	—	22	—
Change in operating assets and liabilities	11	(4,496)	(2,308)	(10,715)	(3,700)

Cash flows provided by operating activities		780	6,910	751	13,317

Cash flows from financing activities
Restricted cash		—	—	—	56
Repayments of long-term debt		(17,846)	(404)	(18,245)	(1,095)
Repayments of capital lease obligations		(190)	(205)	(366)	(339)
Proceeds from exercise of stock options		1	203	35	254
Other financing activities		(21)	—	(50)	—

Cash flows provided by (used in) financing activities		(18,056)	(406)	(18,626)	(1,124)

Cash flows from investing activities
Purchase of long lived assets		(269)	(1,865)	(1,053)	(3,299)

Cash flows used in investing activities		(269)	(1,865)	(1,053)	(3,299)

Effect of exchange rate changes on cash and cash equivalents		999	(59)	795	(94)

Increase (decrease) in cash and cash equivalents		(16,546)	4,580	(18,133)	8,800
Cash and cash equivalents, beginning of period		48,673	28,835	50,260	24,615

Cash and cash equivalents, end of period		$32,127	$33,415	$32,127	$33,415

Supplementary Disclosure

Interest paid, net	2,987	3,788	6,057	7,226
Taxes paid, net	867	2,187	1,790	2,648
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Notes to the Consolidated Financial Statements
(All amounts in thousands of US dollars, unless otherwise stated)
(Unaudited)
1. Unaudited Interim Financial Information
     The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at May 31, 2009 and our results of operations and cash flows for the three and six months ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated balance sheet as of November 30, 2008 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by US GAAP for complete financial statements. Operating results for the three and six months ended May 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 10-K for the period ending November 30, 2008 (File No. 000-20562).
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
     In September 2006, the Financial Accounting Standards Board released FAS 157, “Fair Value Measurements” and was effective for fiscal years beginning after November 15, 2007, which was the year ending November 30, 2008 for the Company. At that time we adopted the non-deferred items of FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company will adopt the items that have been deferred in its financial statements for the year ending November 30, 2009 and is currently assessing the impact the adoption of the above deferred items will have on its financial statements.
     In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 107-1 (FSP FAS 107-1), Interim Disclosures about Fair Value of Financial Instruments, which is effective for interim and annual periods ending after June 15, 2009, which for the Company is the interim period ending August 31, 2009. FSP FAS 107-1 applies to all financial instruments within the scope of Statement 107, and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The Company is currently assessing the impact the adoption will have on its financial statements.

3. Inventory
     The components of inventory are as follows:

	May 31,	November
	2009	30, 2008
Product components	$459	$844
Finished goods	679	718

Inventory	$1,138	$1,562

4. Goodwill
     During the quarter ended May 31, 2009, the Company reduced its goodwill related to the InterVideo acquisition by $1,350. This was related to the transfer of intellectual property which was not subject to Taiwanese tax as a result of a pre-acquisition tax basis that was not recognized.
5. Income Taxes
     For the three months ended May 31, 2009, the Company recorded a tax provision of $1,048 on a loss before income taxes of $3,077. The current tax provision was $443 and the deferred tax provision was $605. The current tax provision relates mostly to withholding tax which is not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The Company undertook a reorganization in which intellectual property was transferred from Taiwan to Canada at its fair market value for tax purposes. There was no current Taiwanese tax on the transfer as a result of existing tax basis; however there was deferred tax expense of $1,350 related to this transfer as a result of revising the estimated amount of pre-acquisition losses to be utilized upon the transfer. This is partially offset by a deferred tax recovery of $745 related to the amortization of the intellectual property acquired with InterVideo.
     For the six months ended May 31, 2009, the Company recorded a tax provision of $1,675 on a loss before income taxes of $3,986. The current tax provision was $1,815 and the deferred tax recovery was $140. The current tax provision relates mostly to withholding tax which is not creditable due to loss carryforwards and income taxes in foreign jurisdictions. There was no current Taiwanese tax on the transfer as a result of existing tax basis; however there was deferred tax expense of $1,350 related to this transfer as a result of revising the estimated amount of pre-acquisition losses to be utilized upon the transfer. This is partially offset by a deferred tax recovery of $1,490 related to the amortization of the intellectual property acquired with InterVideo.
     For the three and six months ended May 31, 2008, the Company recorded a tax recovery of $5 and $97 on income before income taxes of $925 and $803 respectively. The current tax provision was $1.2 million and $2.4 million, for the three and six month period ended May 31, 2008, respectively, which relates mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery of $1.2 million and $2.5 million, for the respective periods, which is related to the amortization of the intangible assets acquired with InterVideo.
     At the beginning of the third quarter of fiscal 2007, the Company received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions related to transactions with a foreign related party claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. In September 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, the Company received another notice of assessment regarding this issue, which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This notice of reassessment amended the original assessment to CDN$7.5 million. The Company has not provided any amount of income tax payable in respect of these reassessments as it has and continues to vigorously defend against these reassessments. The Company has filed Notice of Objections for the denied deductions and for the capital tax issue. Although the Company believes that it will prevail in the appeals process, the ultimate liability for the tax and interest may differ from the amount recorded in our financial statements. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a material deficiency in recorded income tax expense, reduced net income and adversely affect liquidity. As of May 31, 2009, no potential losses have been accrued. The Company has obtained a letter of credit of CDN$6.9 million through its $75.0 million line of credit with its principal lender, to cover the balance of the current reassessment from the Ministry of Ontario.

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
     At May 31, 2009, the Company was a defendant in the Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al., patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of certain US patents. JVC alleges certain Corel video applications infringe the patents. Earlier this year, Cyberlink Corp. and JVC entered into a confidential settlement, and the complaint against Cyberlink Corp. was dismissed. The Company believes it has meritorious defenses to JVC’s claims, is situated differently than Cyberlink Corp. and intends to continue to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain. Any potential loss that may arise is indeterminable at this time.
7. Stock Based Compensation
Stock option plans
     The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2009	2008	2009	2008
Cost of products	$3	$5	$7	$15
Cost of maintenance and services	2	2	4	4
Sales and marketing	631	504	947	899
Research and development	176	329	343	536
General and administration	495	1,137	1,059	1,661

Total stock-based compensation expense	$1,307	$1,977	$2,360	$3,115

     The Company estimates the fair value of its options for financial accounting purposes using the Black-Scholes option pricing model (“Black-Scholes Model”), which requires the input of subjective assumptions including the expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares, forfeiture rate and vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to the Company’s public offering in April 2006 there was no active market for the Company’s common shares. Since the Company has been public for less than the vesting period of its options, the Company does not consider the historic volatility of the Company’s share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on the Company’s share price, in this case once Corel has been a public company for a period equal to the estimated life of our options, which will be in April 2013, the Company will use a blended rate of its own share price volatility and the US Dow Jones Software and Computer Services Index. Up to the second quarter of fiscal 2007, the Company did not use its own share price volatility in a blended rate computation, as the Company was either a private company or had been a public company for less than one year. The expected life of the option is calculated under the simplified method as the Company does not have an extended history of options issued and subsequently exercised as a public company. The majority of options that have been exercised were issued when the Company was a private entity, and the grant price was not reflective of the Company’s share price since it went public in May 2006. The risk-free interest rate used in the model is the zero-coupon yield implied from U.S. Treasury securities with equivalent remaining terms.

     There were 25,000 options granted during the three months ended May 31, 2009. The fair value, estimated using the Black-Scholes Model, of all options granted during the three months ended May 31, 2009 and May 31, 2008, was estimated as of the date of grant using the following weighted average assumptions:

	Three Months Ended
	May 31,
	2009	2008
Expected option life (years)	7	7
Volatility	46.00%	29.41%
Risk free interest rate	2.70%	3.13%
Forfeiture rate	25.00%	16.50%
Dividend yield	Nil	Nil
     As of May 31, 2009, there was $6.2 million of unrecognized compensation cost for the Company’s equity incentive plans, related to non-vested stock-based payments granted to Corel employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
2006 Equity Incentive Plan
     Corel has 6,209,505 remaining common shares authorized for issuance under the 2006 Equity Incentive Plan. Option activity under the 2006 Equity Incentive Plan for the three month period ended May 31, 2009 is presented below:

	2006 Equity Incentive Plan
			Weighted
		Weighted	Average
		Average	Grant
		Exercise	Date Fair
	Options	Price	Value
Balance at November 30, 2008	2,784,031	$11.81	$4.21
Granted	Nil	n/a	n/a
Exercised	Nil	n/a	n/a
Forfeited	(238,942)	12.30	4.03

Outstanding balance at February 28, 2009	2,545,089	$11.76	$4.23
Granted	25,000	1.93	0.68
Exercised	Nil	n/a	n/a
Forfeited	(70,643)	12.73	4.13

Outstanding balance at May 31, 2009	2,499,446	$11.63	$4.20

Exercisable at May 31, 2009	1,551,112	$11.78	$4.20

Weighted average remaining life of the outstanding options	7.90 Years
Total intrinsic value of exercisable options	$37
Weighted average remaining life of the exercisable options	7.70 Years

Restricted stock unit activity under the 2006 equity incentive plan, for the three month period ended May 31, 2009 is presented below:

			Weighted
			Average
			Grant Date
			Fair
	Units		Value
Outstanding balance at November 30, 2008		106,500	$11.24
Restricted stock units converted to common shares		(11,875)	11.78
Forfeited		(5,000)	10.10

Outstanding balance at February 28, 2009		89,625	$11.23
Restricted stock units converted to common shares		(28,125)	12.64

Outstanding balance at May 31, 2009		61,500	$10.58

Exercisable at May 31, 2009		Nil	$ n/a

Weighted average remaining life of the outstanding restricted stock units		8.94 Years
Weighted average remaining life of the exercisable restricted stock units		n/a
Total intrinsic value of the exercisable restricted stock units	$	Nil
2003 Share Option and Phantom Share Unit Plan
     In the three months ended May 31, 2009, no options were granted as this plan is no longer eligible for grant distribution. Unit activity for the three month period ended May 31, 2009 is presented below:

	The 2003 Plan
		Weighted
		Average	Weighted Average
		Exercise	Grant Date
	Options	Price	Fair Value
Outstanding balance at November 30, 2008	504,499	$2.61	$5.35
Exercised	(29,220)	1.17	6.51
Forfeited	(15,336)	1.63	7.90

Outstanding balance at February 28, 2009	459,943	$2.74	$5.13
Exercised	(985)	1.17	4.18
Forfeited	(2,286)	6.97	4.76

Outstanding balance, May 31, 2009	456,672	$2.72	$5.13

Exercisable at May 31, 2009	441,257	$2.46	$5.04

Weighted average remaining life of the outstanding options	5.35 Years
Total intrinsic value of exercisable options	$293
Weighted average remaining life of the exercisable options	5.32 Years

8. Restructuring Charges
     In April 2009, management initiated a restructuring plan to reduce its workforce by approximately 80 people. The total costs that arose from this global restructuring were $1.6 million, of which $1.4 million was expensed in the second quarter of fiscal 2009. The remaining expenditures of $158 will be recorded in the third quarter of fiscal 2009 related to certain individuals who were retained by the Company beyond the current period.
     In the second quarter of fiscal 2008, the Company continued its implementation of its global restructuring plan, largely focused on centralizing its research and development activities, as well as some administrative activities. This resulted in the closure of the Company’s Minneapolis location. The total costs that were expensed from these activities in the second quarter of fiscal 2008 was $447.
     A summary of the Company’s restructuring activities, that are accrued as of May 31, 2009 is as follows:

	Balance as	Additional			Balance as
	at	Restructuring	Change in	Cash Payments	at
	February 28,	Charges in Q2	Estimates	in Q2	May 31,
	2009	2009	in Q2 2009	2009	2009
Termination benefits	$145	$1,438	$(34)	$1,109	$440
9. Derivative Instruments
Cash Flow Hedges Designated as an Effective Hedging Instrument

					Gain (loss) in	Balance in accrued
			Fair Value at	Fair Value at	OCI for three months	liabilities and OCI
	Notional		May 31,	February 28,	ending May 31,	as at May 31,
Instrument	Amount	Maturity Date	2009	2009	2009	2009
Interest Rate Swap	$40,000	May 31, 2011	$(2,148)	$(2,148)	$0	$2,148
Interest Rate Swap	50,000	October 31, 2011	(3,812)	(3,861)	49	3,812

Total	$90,000		$(5,960)	$(6,009)	$49	$5,960

Cash Flow Hedges not Designated as a Hedging Instrument

					Gain (loss) in
					Interest Expense	Balance in
			Fair Value at	Fair Value at	for period	accrued
	Notional		May 31,	February 28,	ending	liabilities as at
Instrument	Amount	Maturity Date	2009	2008	May 31, 2009	May 31, 2009
Interest Rate Swap	21,000	January 2, 2010	(652)	(771)	119	652
Interest Rate Swap	4,500	January 2, 2011	(324)	(327)	3	324

Total	$25,500		$(976)	$(1,098)	$122	$976

     In connection with its current long-term debt facility, the Company uses interest rate swaps to limit its exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. As of May 31, 2009, the Company has $115.5 million of interest rate swaps which convert an aggregate notional principal amount of $115.5 million (or approximately 84% of its interest-bearing debt). The fixed rates of the interest rate swaps range from 8.19% to 9.49%. The Company does not use its interest rate swaps for speculative purposes.
     During fiscal 2007 and fiscal 2008, the Company entered into interest rate swaps for $50.0 million and $40.0 million, respectively, with its principal lender to reduce the risk of changes in cash flows associated with interest payments due to changes in one-month LIBOR. The interest rate swaps expire prior to the period which the senior credit extends. The objective of the swaps is to hedge the risk of changes in cash flows associated with the first future interest payments on floating rate debt with a notional amount of $90.0 million which is subject to changes in the one-month LIBOR rate, and therefore the cash flow from the derivative is expected to offset any changes in the first interest payments on floating rate debt with a notional amount of $90.0 million due to changes in one-month LIBOR. This is a hedge of specified cash flows. As a result, these interest rate swaps are derivatives and were designated as hedging instruments at the initiation of the swaps. The Company has applied cash flow hedge accounting in accordance with FAS 133. At the end of each period, the interest rate swaps are recorded in the consolidated balance sheet at fair value, in either other current assets if it is an asset position, or in accrued liabilities if it is in a liability position. Any related increases or decreases in the fair value are recognized on the Company’s balance sheet within accumulated other comprehensive income. Of the loss in other comprehensive income, approximately $3.2 million is expected to be re-classified into earnings over the next twelve months.
     As of May 31, 2009, the Company has two additional interest rate swaps with a notional amount of $25.5 million. The interest rate swaps qualify as derivatives and were not designated as a hedging instrument at the initiation of the swap, and as such, the Company has not applied hedge accounting. At the end of each period, the interest rate swaps are recorded in the consolidated balance sheet at fair value, either in other current assets or accrued liabilities, and any related gains or losses are recognized on the Company’s statement of operations within interest expense.
     The Company considers its interest rate swaps to be a Level 2 measurement under the FAS 157 hierarchy, as it is largely based on observable inputs over the life of the swaps in a liquid market. The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt. The floating and fixed rate cash flows are then discounted to the valuation date by using the one month LIBOR rate at the date of the valuation. In order to value the interest rate swaps, management used observable LIBOR rates. Linear interpolation was used to estimate the relevant rates along the zero coupon curve. To construct the zero coupon curves, management used cash rates up to three months inclusively, futures rates from three months to two years inclusively, and swap rates from two to thirty years. The fair value of the interest rate swaps include a credit valuation adjustment. The credit adjusted valuation values the swaps using an adjusted LIBOR curve for discounting cash flows to take into account our and the counterparty’s credit risk. The credit spread used for the calculation was based on the Company’s debt ratings in May 2009.
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
     Management has assessed that its cash flow hedges have no ineffectiveness, as determined by the hypothetical derivate method. If the hedge of any of the interest rate swaps, was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.
Foreign Currency Exchange Options
     As of May 31, 2009 the Company held certain foreign currency exchange options for an aggregate amount of CDN$2.0 million that will mature prior to the end of the next fiscal quarter. These options have a fair value of $45, of which $45 has been recorded as a gain into income in the current fiscal quarter.

10. Loss per Share
          The impact of the potential exercise of Corel options is anti-dilutive for the three and six month period ending May 31, 2009. Had there been income for the three and six month period ending May 31, 2009, the impact of these potentially dilutive instruments would have been 185,000 and 260,000 respectively. For the three and six months ending May 31, 2008, the dilutive impact of the outstanding options for common shares was 695,000, and 662,000, respectively.
11. Change in Operating Assets and Liabilities

	Three months ended		Six months ended
	May 31,		May 31,
	2009	2008	2009	2008

Accounts receivable	$(154)	$606	$4,883	$10,210
Inventory	216	(74)	424	(203)
Prepaids and other current assets	(835)	(513)	(1,035)	(1,174)
Accounts payable and accrued liabilities	(972)	(831)	(11,480)	(10,043)
Due to related parties	(385)	—	(7)
Accrued interest	81	1	130	(11)
Taxes payable	(189)	(264)	516	598
Deferred revenue	(2,258)	(1,233)	(4,146)	(3,077)

Total change in operating assets and liabilities	$(4,496)	$(2,308)	$(10,715)	$(3,700)

12. Segment Reporting
     The Company has determined that it operates in one business operating and reportable segment, the packaged software segment. The Company does manage revenue based on two product line categories: Graphics and Productivity and Digital Media. Revenues by product and region are disclosed in the following table:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2009	2008	2009	2008

By product category:
Graphics and Productivity	$27,582	$38,497	$57,236	$75,444
Digital Media	22,786	28,547	49,346	57,144

	$50,368	$67,044	$106,582	$132,588

By geographic region:
Americas
Canada	$1,353	$1,133	$2,707	$3,041
United States	22,512	30,172	46,214	57,803
Other	1,132	1,488	2,245	2,846
Europe, Middle East, Africa (EMEA)	11,249	19,564	26,369	40,577
Asia Pacific (APAC)
Japan	8,863	10,621	17,975	20,867
Other	5,259	4,066	11,072	7,454

	$50,368	$67,044	$106,582	$132,588

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
     These forward-looking statements are based on estimates and assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances including but not limited to general economic conditions, product pricing levels and competitive intensity, and new product introductions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from any future results, performance, or achievements discussed or implied by such forward-looking statements. These risks include the following:
•	we are subject to restrictive covenants under our credit facility that impose operating and financial restrictions on our operations. Due to the uncertainties presented by the current state of the global economy and our resulting financial performance, there is a risk that we may, over the next twelve months, be in violation of certain of those covenants or that we may not be able to access funds under our revolving credit facility. If a violation of certain debt covenants were to occur, it could result in a default under the credit facility or mandatory prepayment of all or a portion of our credit facility debt;

•	we face adverse effects to our business due to the recent disruption in the global economy and financial markets;

•	we rely on relationships with a small number of OEM’s and distributors for a significant percentage of our revenues, and if any of these companies terminates its relationship with us, our revenues could decline;

•	many of our core products have been marketed for many years and the packaged software market in North America and Europe is relatively mature and characterized by modest growth, if any; accordingly, we must develop new products, successfully complete acquisitions, penetrate new markets or increase penetration of our installed base to achieve revenue growth;

•	we face potential claims from third parties who may hold patent and other intellectual property rights which purport to cover various aspects of our products and from certain of our customers who may be entitled to indemnification from us in respect of potential claims they may receive from third parties related to their use or distribution of our products;

•	we face competition from companies with significant competitive advantages, such as significantly greater market share and resources;

•	as an increasing number of companies with advertising or subscriber-fee business models seek to offer competitive software products over the Internet at little or no cost to consumers, it may become more challenging for us to maintain our historical pricing policies and operating margins;

•	we rely on relationships with a small number of strategic partners and these relationships can be modified or effectively terminated at any time without our approval;

•	our acquisition strategy may fail for various reasons, including our inability to find suitable acquisition candidates, complete acquisitions on acceptable terms or effectively integrate acquired businesses;

•	the manner in which packaged software is distributed is changing rapidly, which presents challenges to established software companies such as us and presents opportunities for potential competitors; and

•	the proliferation of open source software and open standards may make us more vulnerable to competition because new market entrants and existing competitors could introduce similar products quickly and cheaply.
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
     These and other important factors are described in greater detail in the section entitled “Risk Factors” in our annual report on Form 10-K dated February 9, 2009 filed with the Securities and Exchange Commission and with Canadian securities regulators. A copy of the 10-K can be obtained on our website ( http://www.corel.com ), or at www.sec.gov
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and six month period ended May 31, 2009 included elsewhere in this quarterly report on Form 10-Q. All amounts are in United States dollars, except as otherwise noted.
BACKGROUND
     We are a leading global packaged software company with an estimated installed base of over 100 million active users in over 75 countries. We provide high quality, affordable and easy-to-use Graphics, Productivity and Digital Media software. Our products enjoy a favorable market position among value-conscious consumers and small businesses benefiting from the widespread, global adoption of personal computers, or PCs, and digital capture devices. The functional departments within large companies and governmental organizations are also attracted to the industry-specific features and technical capabilities of our software. Our products are sold through a scalable distribution platform comprised of original equipment manufacturer’s (OEMs), our global e-Stores, and our international network of resellers and retail vendors. We have broad geographic representation with dedicated sales and marketing teams based in the Americas, Europe Middle East and Africa (EMEA), and the Asia Pacific (APAC) regions. Our product portfolio includes well-established, globally recognized brands.
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
Graphics and Productivity
     Our primary Graphics and Productivity products include: CorelDRAW® Graphics Suite, Corel® Painter™, CorelDESIGNER® Technical Suite, WinZip® , iGrafx® and WordPerfect® Office. CorelDRAW Graphics Suite is a leading vector illustration, page layout, image editing and bitmap conversion software suite used by design professionals and non-professionals around the world. Corel Painter is a Natural-Media® digital painting and drawing software that mirrors the look and feel of their traditional counter parts. CorelDESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. WinZip is the most widely used compression utility, with more than 40 million licenses sold to date. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. WordPerfect Office is the leading Microsoft-alternative productivity software and features Microsoft-compatible word processing, spreadsheet and presentation applications.
Digital Media
     Our Digital Media portfolio includes products for digital imaging, video editing, optical disc authoring (Blu-ray, DVD, and CD), and video playback. Our Digital Imaging products include Corel® Paint Shop Pro® Photo, Corel® MediaOne®, Corel® Photo Album™, and PhotoImpact®. Corel Paint Shop Pro Photo is a digital image editing and management application used by novice and professional photographers and photo editors. Corel MediaOne is a multimedia software program for organizing and enhancing photos and video clips that are primarily taken with a point-and-shoot camera. Corel Photo Album is an entry-level software program that allows users to easily store, organize, share and manage their digital photo collections. Photo Impact is an image editing software, which provides users with easy-to-use photo editing tools, creative project templates and some digital art capabilities. VideoStudio® is our consumer focused video editing and DVD authoring software for users who want to produce professional-looking videos, slideshows and DVDs. Our optical disc authoring software applications are DVD Movie Factory® and DVD Movie Writer®. WinDVD® is the world’s leading software for DVD, video and Blu-ray Disc playback on PC’s with over 200 million units shipped worldwide.
OVERVIEW OF THE QUARTER
Operating Performance
     Revenue for the three months ended May 31, 2009 was $50.4 million, down 25% year over year. The revenue decrease of $16.7 million coincides with weakness in the global economy which has had an adverse impact on our operations particularly in Europe and North America. Within our Digital Media group, our revenues for the second quarter of fiscal 2009 decreased by $5.8 million or 20%, largely due to decreases in Instant On, Corel Paint Shop Pro Photo, DVD Movie Factory, VideoStudio, and PhotoImpact. Our Graphics and Productivity revenues decreased by $10.9 million or 28%, due mainly to declines in revenues from our CorelDRAW, WinZip, iGrafx, and WordPerfect products. Despite the decrease in revenues of $16.7 million, overall cost of revenues remained consistent with the prior year, due to the change in sales mix resulting from a decreased proportion of revenues associated with products with lower royalty costs as compared to revenues associated with products with higher royalty costs, such as WinDVD.
     From an operating income perspective, we were able to mitigate the impact of the decreased revenues and gross margins through a 25% year over year reduction in our operating expenses of $10.2 million, which was driven by our prior restructuring activities, a decrease in discretionary spending, and favourable changes in foreign exchange from the weakening of the US Dollar against the CDN Dollar and the Pound Sterling.
     Our net loss for the second quarter of fiscal 2009 was $4.1 million, or $0.16 per share, compared to net income of $930,000, or $0.04 per share in the second quarter of 2008. Non-GAAP Adjusted EBITDA was $10.1 million and cash provided by operations was $780,000 in the second quarter of fiscal 2009 compared to non-GAAP Adjusted EBITDA of $14.9 million and cash flow from operations of $6.9 million in the second quarter of fiscal 2008. Adjusted EBITDA represents net income before interest, income taxes, depreciation and amortization, further adjusted to eliminate items specifically defined in our credit facility agreement. Refer to the Financial Condition section within this MD&A for a reconciliation of non-GAAP Adjusted EBITDA to cash flow provided by operations.
RESULTS OF OPERATIONS
Three and Six Months ended May 31, 2009 and May 31, 2008
Revenues

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
	(unaudited)

Product	$44,280	$60,249	(26.5)%	$94,355	$119,611	(21.1)%
As a percent of revenue	87.9%	89.9%		88.5%	90.2%
Maintenance and services	6,088	6,795	(10.4)%	12,227	12,977	(5.8)%
As a percent of revenue	12.1%	10.1%		11.5%	9.8%
Total	50,368	67,044	(24.9)%	106,582	132,588	(19.6)%
     Total revenues for the three month period ended May 31, 2009 decreased by 24.9% to $50.4 million from $67.0 million for the three months ended May 31, 2008. Total revenues for the six month period ended May 31, 2009 decreased by 19.6% to $106.6 million from $132.6 million for the six months ended May 31, 2008. On a global level, all of our products, product groups, and distribution channels have been impacted by the weakening of the global economy and the declining EURO in relation to the US Dollar. Of the current quarter decrease in total revenues of $16.7 million, $10.9 million is attributable to the Graphics and Productivity group of products and $5.8 million is attributable to the Digital Media group of products. Revenues from the direct sales channel have remained fairly flat, compared to the prior period. Our remaining distribution channels, including OEM and resellers, have had declining revenues compared to the three and six months ended May 31, 2008. Our resellers have been reducing inventory levels across all our products.
     Product revenues for the three and six months ended May 31, 2009 decreased by 26.5% and 21.1%, to $44.3 million and $94.4 million, respectively, from $60.2 and $119.6 million for the three and six months ended May 31, 2008. Product revenues have declined for the same reasons as described above for total revenues.

     Maintenance and services revenues for the three and six months ending May 31, 2009 have been decreasing as compared to the three and six months ending May 31, 2008. We have not experienced declines in maintenance revenues similar to those with product revenues, as much of this revenue is related to products sold in prior periods, in which we had growth in revenues.
Total Revenues by Product Group

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
	(unaudited)

Graphics and Productivity	$27,582	$38,497	(28.4)%	$57,236	$75,444	(24.1)%
As a percent of revenue	54.8%	57.4%		53.7%	56.9%
Digital Media	22,786	28,547	(20.2)%	49,346	57,144	(13.6)%
As a percent of revenue	45.2%	42.6%		46.3%	43.1%
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

		Quarter of
	Current	Current	Quarter of
	Version	Release	Prior Release
Product
Graphics and Productivity:
CorelDRAW Graphics Suite	14	Q1 2008	Q1 2006
Corel Painter	11	Q2 2009	Q1 2007
Corel Designer Technical Suite	14	Q3 2008	Q3 2005
WinZip	12	Q4 2008	Q4 2006
iGrafx FlowCharter	12	Q2 2007	Q1 2006
WordPerfect Office Suite	14	Q2 2008	Q1 2006
Digital Media
Paint Shop Pro Photo (ultimate)	12	Q4 2008	Q4 2006
MediaOne	2	Q4 2007	Q4 2006
WinDVD	9	Q1 2008	Q4 2006
VideoStudio	12	Q4 2008	Q2 2007
DVD Movie Factory	6	Q1 2007	Q1 2006
PhotoImpact	13	Q1 2008	Q3 2006
     Graphics and Productivity revenues decreased by $10.9 million or 28.4% to $27.6 million in the second quarter of fiscal 2009 from $38.5 million in the second quarter of fiscal 2008, and decreased by $18.2 million or 24.1% to $57.2 million for the six month period ending May 31, 2009 as compared to the six month period ending May 31, 2008. The revenue decline was primarily driven by declines in CorelDRAW, WinZip, iGrafx and WordPerfect. CorelDRAW, which enjoyed a sales peak in the first two quarters of fiscal 2008 due the launch of CorelDRAW Graphics Suite X4, experienced most of its decline in EMEA. WinZip revenues have declined in both North America and EMEA as a decrease in license sales continues from prior periods. iGrafx revenues have declined in both EMEA and the Americas, as some enterprise customers have delayed or declined orders of this product due to the current economy. The decline in WordPerfect revenues has been isolated mainly to the United States, where there were large benefits in the prior year due to the launch of X4 in the second quarter of fiscal 2008.
     Digital Media revenues decreased by $5.8 million or 20.2% to $22.8 million in the second quarter of fiscal 2009 from $28.5 million in the second quarter of fiscal 2008, and decreased by $7.8 million or 13.6% to $49.3 million for the six months ending May 31, 2009. Our decline in these revenues in the current quarter were led by Paint Shop Pro Photo, Instant On, DVD Movie Factory, and VideoStudio. Year to date, these decreases were partially offset by an increase in sales WinDVD, which in the first quarter of fiscal 2009 enjoyed success in Taiwan and Japan with existing and new OEM customers. The decline in Paint Shop Pro Photo, a product towards the end of its life cycle, was largely in the

EMEA market where they have faced adverse economic factors which has decreased sales to resellers. The decline in Instant On is due to a significant Japanese OEM customer that is not currently bundling this product with their computers. However, we changed the specifications in the agreement with this OEM customer in the first quarter of fiscal 2009, and expect to see increases in revenues in future periods from Instant On to a limited scale of those earned in fiscal 2008. The majority of the decrease in DVD Movie Factory is in North America, relating largely to OEM sales decreases for two significant customers. VideoStudio has had declines across varying distribution channels in both EMEA and APAC.
Total Revenues by Region

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
	(unaudited)

Americas	$24,997	$32,793	(23.8%)	$51,166	$63,690	(19.7%)
As a percent of revenue	49.6%	48.9%		48.0%	48.0%
EMEA	11,249	19,564	(42.5%)	26,369	40,577	(35.0%)
As a percent of revenue	22.3%	29.2%		24.7%	30.6%
APAC	14,122	14,687	(3.8%)	29,047	28,321	2.6%
As a percent of revenue	28.0%	21.9%		27.3%	21.4%
     Revenues in the Americas decreased by 23.8% to $25.0 million in the second quarter of fiscal 2009 compared to $32.8 million in the second quarter of fiscal 2008. For the six months ended May 31, 2009 revenues decreased by 19.7% to $51.2 million as compared to revenues for the six month period ending May 31, 2008. The decline in revenue was led by WinDVD, WinZip, DVD Movie Factory CorelDRAW, WordPerfect, and iGrafx. The WinDVD and DVD Movie Factory decline in revenues are primarily due to lower OEM sales with two large customers. The decrease in CorelDRAW and WordPerfect revenues is primarily attributable to the launch of products in the prior period, those being CorelDRAW Graphics Suite X4 in the first quarter of fiscal 2008 and WordPerfect Office Suite X4 in the second quarter of 2008. iGrafx has received smaller orders from its largest enterprise customers as they delay the purchases of this specialty product. The WinZip decline is due to lower internet licenses and corporate license sales to enterprise customers, due in part to delayed upgrade cycles.
     Revenues in EMEA decreased by 42.5% to $11.2 million in the second quarter of fiscal 2009 from $19.6 million in the second quarter of fiscal 2008, and decreased by 35.0% to $26.4 million in the first six months of fiscal 2009 from $40.6 million in the first six months of fiscal 2008. One significant cause of the declining revenues in this region is the drop in the value of the EURO and Pound Sterling relative to the US dollar. The average exchange rate for the EURO and Pound Sterling was 1.51 and 1.98 in the first two quarters of fiscal 2008, respectively, and 1.33 and 1.47 in the first two quarters of fiscal 2009. The impact of the declining exchange rates is estimated to have lowered revenues by approximately $4.5 million in the first six months of fiscal 2009 as compared to the prior year. The largest portion of the declines in this region are in Russia and Eastern Europe. The product with the most significant portion of the decline in revenues was CorelDRAW, which had significant growth in the first two quarter of fiscal 2008 due to the launch of CorelDRAW Graphics Suite X4. The decrease in revenues in this region was also caused by declines in Paint Shop Pro Photo, WinDVD and iGrafx. The decline in Paint Shop Pro Photo is largely due to declining orders from the largest resellers of this product as the product is nearing the end of its life cycle that has been longer than normal. iGrafx revenues have declined due to the falloff of enterprise level orders across various customers who are delaying or declining purchases in this economy. WinDVD revenues have decreased in the second quarter largely due to a decrease in sales to resellers.
     APAC revenues decreased by 3.8% to $14.1 million in the second quarter of fiscal 2009 and increased by 2.6% to $29.0 million in the first six months of fiscal 2009. While revenues in the current quarter did decrease, year to date revenues have increased due to the revenues from WinDVD product in the first quarter of fiscal 2009. The growth in revenue from WinDVD continued into the second quarter of fiscal 2009 and is attributable to significant agreements entered into with two OEM customers in Taiwan. Revenue growth from WinDVD and DVD Movie Factory have been offset by decreasing sales in Instant On, VideoStudio, and CorelDRAW. The growth in DVD Movie Factory is related to additional OEM sales by one of our key suppliers who have bundled the product into more of their systems. There was a significant sale of Instant On with an OEM customer in the first two quarters of fiscal 2008; these sales did not occur in fiscal 2009. However, we have had a change of specifications with this OEM customer in the first quarter of fiscal 2009, such that Instant On sales should increase in future periods to partially offset the decrease in the current year. The decline in revenues of VideoStudio is mainly due to the decreased sales through one OEM customer. The decline in CorelDRAW in the second quarter is attributable to a decline in sales by distributors.

Cost of Revenues

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
	(unaudited)

Cost of product	$14,366	$14,008	2.6%	$29,897	$29,235	2.3%
As a percent of product revenue	32.4%	23.3%		31.7%	24.4%
Cost of maintenance and services	110	132	(16.7%)	210	299	(29.8%)
As a percent of maintenance and service revenue	1.8%	1.9%		1.7%	2.3%
Amortization of intangible assets	6,154	6,418	(4.1%)	12,319	12,832	(4.0%)
As a percent of revenue	12.2%	9.6%		11.6%	9.7%
     Cost of Products. Cost of products increased by 2.6% to $14.4 million in the second quarter of fiscal 2009 from $14.0 million in the second quarter of fiscal 2008. As a percentage of product revenues, cost of products increased to 32.4% for the three months ended May 31, 2009 from 23.3% in the three month period ended May 31, 2008. This is consistent with the trend for the six months ending May 31, 2009. The increase in the period is largely attributable to the change in our product mix caused by the higher proportion of Digital Media products sold, and in particular WinDVD. WinDVD sales, which have been increasing relative to other products, carry a higher royalty charge as a percentage of revenue than any of our other products.
     Cost of Maintenance and Services. Cost of maintenance and services decreased to 1.8% of related revenues in the second quarter of fiscal 2009 from 1.9% in the second quarter of fiscal 2008. We incur minimal incremental costs to earn maintenance revenues.
     Amortization of Intangible Assets. Amortization of intangible assets decreased by $264,000 to $6.2 million in the three months ended May 31, 2009, from $6.4 million in the three months ended May 31, 2008. This is consistent with the trend for the six months ending May 31, 2009. The decrease is due to declining amortization for certain customer relationships obtained in the acquisition of InterVideo in fiscal 2007.
Operating Expenses

	Three Months Ended			Six Months Ended
	May 31,		Percentage	May 31,		Percentage
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
	(unaudited)

Sales and marketing	$14,820	$20,748	(28.6%)	$30,042	$40,432	(25.7%)
As a percent of revenue	29.4%	30.9%		28.2%	30.5%
Research and development	9,180	11,716	(21.6%)	18,396	23,807	(22.7%)
As a percent of revenue	18.2%	17.5%		17.3%	18.0%
General and administrative	5,945	8,640	(31.2%)	12,424	17,451	(28.8%)
As a percent of revenue	11.8%	12.9%		11.7%	13.2%
Restructuring	1,404	447	214.1%	1,613	625	158.1%
As a percent of revenue	2.8%	0.7%		1.5%	0.5%

Total	31,349	41,551	(24.6%)	62,475	82,315	(24.1%)
As a percent of revenue	62.2%	62.0%		58.6%	62.1%

     A significant portion of our operating expenses relates to employee costs. Most of our employees are located in Canada, Taiwan and the United Kingdom and therefore a significant portion of our labour and other operating costs are incurred in those jurisdictions outside of the United States. As compared to the two first quarters of fiscal 2008, the US Dollar is relatively stronger to each of the Canadian Dollar, the

Pound Sterling, and the New Taiwanese Dollar. In the second quarter of fiscal 2009, this has caused an estimated reduction in our operating expenses of $2.6 million, of which $1.4 million, $0.8 million, and $0.4 million is related to the weakening of the Canadian Dollar, the Pound Sterling, and the New Taiwanese Dollar, respectively. For the six month period ending May 31, 2009, this has caused an estimated reduction in our operating expenses of $6.0 million, of which $3.7 million, $1.7 million, and $0.6 million is related to the weakening of the Canadian Dollar, the Pound Sterling, and the New Taiwanese Dollar, respectively.
Sales and Marketing.
     Sales and marketing expenses decreased by 28.6% to $14.8 million in the second quarter of fiscal 2009 as compared to $20.7 million in the second quarter of fiscal 2008. For this quarter, sales and marketing expenses as a percentage of revenue decreased to 29.4%, as compared to 30.9% for the prior period, as we have largely mitigated our declining revenues with lower operating expenses. Sales and marketing expenses decreased by 25.7% to $30.0 million for the six months ended May 31, 2009, as compared to $40.4 million for the six months ended May 31, 2008 and decreased as a percentage of revenue from 30.5% to 28.2%. The decrease in sales and marketing expenses results from reduced headcount in our sales and marketing force subsequent to our September 2008 and April 2009 restructuring initiatives, a decrease in discretionary spending on marketing programs, and the decline in the Canadian dollar and the Pound Sterling relative to the US Dollar, which has a favorable impact on operating costs of $1.3 million and $2.8 million for the three and six month periods ended May 31, 2009, respectively.
Research and Development.
     Research and development expenses decreased by 21.6% and 22.7% to $9.2 million and $18.4 million in the three and six months ended May 31, 2009, respectively, as compared to $11.7 million and $23.8 million in three and six months ended May 31, 2008. As a percentage of total revenues, research and development expenses increased to 18.2% from 17.5% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 as we have largely mitigated our declining revenues with lower operating expenses. The decrease in research and development expense results from reduced headcount subsequent to our completed restructuring activities in September 2008 and April 2009, a decrease in facility costs related to the consolidation of operations, such as the closure of the Minneapolis location subsequent to the end of the first quarter of fiscal 2008, and the decline in the Canadian dollar and the New Taiwanese dollar relative to the US Dollar which had a favorable impact on operating costs of $0.5 million and $1.1 million for the three and six months ending May 31, 2009, respectively.
     General and Administration.
     General and administration expenses decreased by 31.2% and 28.8% to $5.9 million and $12.4 million in the three and six months ended May 31, 2009, respectively, from $8.6 million and $17.5 million for the three and six months ended May 31, 2008. As a percentage of total revenues, general and administration expenses decreased to 11.8% in the second quarter of fiscal 2009, from 12.9% in the second quarter of fiscal 2008, as we have mitigated against our declining revenues by reducing operating expenses. The decrease in general and administration expense results from reduced headcount subsequent to our completed restructuring activities in September 2008 and April 2009, a decrease in facility costs related to the consolidation of operations, a $602,000 reduction in stock compensation expense over the first two quarters of fiscal 2008, and the decline in the Canadian dollar and the Pound Sterling relative to the US Dollar which had a favorable impact on operating costs of $0.9 million and $2.1 million for the three and six months ending May 31, 2009, respectively.
     Restructuring Expense.
          In April 2009, we initiated a restructuring plan to reduce our workforce by approximately 80 employees. We took these actions to better align our cost structure with our current business conditions. The total costs that arose from this global restructuring were $1.6 million, of which $1.4 million was expensed in the second quarter of fiscal 2009. The remaining costs of $158,000 are related to certain individuals who were retained by us beyond the end of the second quarter.
     We recorded $447,000 of restructuring expense during the three months ended May 31, 2008, and $625,000 in the six months ended May 31, 2008, related to restructuring plans adopted in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008, to centralize much of our Digital Media operations in Greater China and Fremont, California. Additionally, further changes were made to staff to align and balance our global teams. This resulted in the closure of our Minneapolis location.
     Our major restructuring activities initiated in September 2008 and April 2009, have had a significant impact in reducing our operating expenses in the first two quarters of fiscal 2009 as compared to the first two quarters of fiscal 2008. We expect this trend to continue through the end of fiscal 2009.
     Additional Expense Reduction Initiatives. In the second quarter of fiscal 2009, we implemented a series of initiatives to further reduce costs. These initiatives included a 10% salary reduction for all senior executives, five unpaid days off for all employees taken in the second quarter of fiscal 2009, and accelerated timing for the use of vacation time. As a result of these initiatives, we expect to realize operational cost savings totalling approximately $2.0 million throughout fiscal 2009.

Non-Operating (Income) Expense

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
	(dollars in thousands)
	(unaudited)

Interest expense, Net	2,969	2,933	6,023	7,221
Amortization of deferred financing fees	271	270	542	540
Expenses associated with evaluation of strategic alternatives	—	705	—	705
Other non-operating (income) expenses	(1,774)	102	(898)	(1,362)

Total Other Expenses (Income)	1,466	4,010	$5,667	$7,094

     Interest Expense, Net.
     Net interest expense increased minimally by $36,000 in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, and decreased by $1.2 million for the six months ending May 31, 2009, as compared to the prior year. The year to date decrease is attributable to a favourable change in gains pertaining to the valuation of our unhedged interest rate swaps of $462,000, a decrease in the LIBOR rate in the past 12 months which has reduced the interest we pay on the approximately 16% portion of our long-term debt that is not hedged, and a decrease in our long-term debt balance of approximately 13% due to our cash sweep payment made at the beginning of the second quarter of fiscal 2009. Despite an increase in interest expense of $390,000 over the second quarter of fiscal 2008 attributable to reduced gains on the valuation of the interest rate swaps, our interest expense for the second quarter has only increased slightly due to the reduction of long-term debt and the lower LIBOR rate.
     Amortization of Deferred Financing Fees. Amortization of deferred financing fees of $271,000 in the second quarter of fiscal 2009 is consistent with the second quarter of fiscal 2008, as there have been no new credit facilities during the period.
     Expenses Associated with Evaluation of Strategic Alternatives: These expenses were isolated to fiscal 2008, as the purchase of Corel by its majority shareholders was being evaluated. No charges have been recorded in the first half of fiscal 2009.
     Other Non-Operating Income. Other non-operating income increased by $1.9 million to $1.8 million in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. The increase is primarily related to foreign exchange, where we have benefitted from the recent strengthening of the Euro and Pound Sterling versus the US Dollar. Other non-operating income decreased by $464,000 for the six months ended May 31, 2009 as compared to the six months ended May 31, 2008. The decrease is primarily related to the gain on sale of a long-term income investment of $822,000 which was recorded in the first quarter of fiscal 2008.
     Income Tax Expense (Recovery)
     For the three and six months ended May 31, 2009, we recorded a tax provision of $1.0 million and $1.7 million on a loss before income taxes of $3.1 million and $4.0 million, respectively. The current tax provision was $443,000 and $1.8 million, respectively, for the three and six month periods ended May 31, 2009, which relates mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The deferred tax provision was $605,000 and the deferred tax recovery was $140,000, for the three and six month periods, respectively. We uundertook a reorganization in which intellectual property was transferred from Taiwan to Canada at its fair market value for tax purposes. There was no current Taiwanese tax on the transfer as a result of existing tax basis; however there was deferred tax expense of $1.4 million for each of the three and six month periods, related to this transfer as a result of revising the estimated amount of pre- acquisition losses to be utilized upon the transfer. This is partially offset by a deferred tax recovery of $745,000 and $1.5 million for the three and six month periods, respectively, related to the amortization of the intellectual property acquired with InterVideo.
     For the three and six months ended May 31, 2008, we recorded a tax recovery of $5,000 and $97,000 on income before income taxes of $925,000 and $803,000, respectively. The current tax provision was $1.2 million and $2.4 million, respectively, for the three and six month periods ended May 31, 2008, which relates mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery of $1.2 million and $2.5 million, for the three and six month periods, which is related to the amortization of the intellectual property acquired with InterVideo. We uundertook a reorganization in which intellectual property was transferred from Taiwan to Canada at its fair market value for tax purposes. There was no current Taiwanese tax on the transfer as a result of its existing tax basis; however there was deferred tax expense of $1,350 related to this transfer, which is partially offset by a recovery of $745,000 related to the amortization of the intellectual property acquired with InterVideo.
     The amount of the current tax provision has been reduced by $0.8 million in the second quarter of fiscal 2009, due to the implementation of tax plans to reduce withholding taxes in certain entities. The deferred tax provision increased by $1.8 million in the second quarter of fiscal 2009, due to the $1.4 million related to the intellectual property, as discussed above, and a reduction of $468,000 in recovery related to the amortization of the intellectual property due to the change in tax basis.
FINANCIAL CONDITION
Liquidity and Capital Resources
     As of May 31, 2009, our principal sources of liquidity include cash and cash equivalents of $32.1 million and trade accounts receivable of $29.0 million.
     At May 31, 2009, all of our cash and cash equivalents are held on deposit with banks. The largest proportion of our bank deposits are held in Canadian banking institutions which we believe to be secure in the current global economy due to historically strict regulations. We believe that we will be able to access the remaining balance of bank deposits outside of Canada as these deposits are with large, reputable banks. We have and will continue to make a series of short-term investments in term deposits and commercial paper. Our investment policy is to invest in low risk short-term investments which are investment grade commercial paper and term deposits. We have not had a history of any defaults on this commercial paper, nor do we expect any in the future given the grade and short term to maturity of these investments.
     Based on our current business plan, internal forecasts and the risks that are present in the current global economy, we believe that cash generated from operations and our existing cash balance, will be sufficient to meet our working capital and operating cash requirements over the next twelve months. In the past quarter, we generated $780,000 of operating cash flows, despite the fact that our changes to our working capital reduced our operating cash flows by $4.5 million. We could be affected by various risks and uncertainties, including, but not limited to, the risks detailed Item 1A — “Risk Factors” of our 10-K for the period ending November 30, 2008.
     In fiscal 2008, the Company generated an increase in cash of $25.6 million, largely driven by our operating cash flows, increasing our cash and cash equivalents to $50.3 million. In the first six months of fiscal 2009, the main driver of our decrease in cash of $18.1 million was a loan repayment (cash sweep payment) of $17.5 million. Despite our reduced operating income in the current economy, we are not generating negative cash flows from our operating activities, and we expect our operating cash flows to remain relatively stable or potentially improve over the next 12 months. The cash sweep payment due under our senior credit facility on March 1, 2010, has been estimated to be $13.0 million. Given our current cash balance of $32.1 million, our ability to maintain slightly positive operating cash flows in these uncertain times, and the fact that our next cash sweep payment is estimated to be $13.0 million, we believe we are in an adequate cash position for the next 12 months.
     Over the next 12 months our operating cash flows could decrease as we continue to face revenue uncertainty. The revenue uncertainty will be largely offset by a reduction in our operating expenditures, including through the additional cost reduction initiatives announced on April 2, 2009, our global restructuring plan implemented in May 2009, an elimination of salary increases for fiscal 2009, a reduction in expenditures such as the charges associated with the evaluation of strategic alternatives, a reduction in discretionary spending and a reduction in our capital expenditures. The benefits of our restructuring activities and our cost curtailment initiatives are evident in our operating expenditures for the six months ending May 31, 2009, which have decreased by 24.1% from the same period in the prior year. We expect this level of reduced expenditures to continue for the remainder of fiscal 2009 and into fiscal 2010. We also have no significant liabilities for our defined pension benefit plan, our past restructuring activities, and do not expect significant cash flows from tax uncertainties and in particular our tax contingency with the province of Ontario.
     We expect that our actions to reduce operating expenses will allow us to generate operating cash flows sufficient to sustain operations, to address future cash sweep payments noted above, and to offset, in whole or in part, the potential impact of a decrease in future revenues. We also believe the global positioning of our diverse group of products will reduce the revenue risks created by the uncertainty in the present economy.
     We have a five-year $75.0 million revolving line of credit facility, of which approximately $69.0 million is unused as of May 31, 2009. Management believes based on our current market conditions, forecasts and our debt covenant restrictions, that limited amounts, if any, of the line of credit will be available to us over the next twelve months. Ultimately, we would need to obtain approval from our lenders for permitted transactions as defined in the credit agreement. Management has not used, and does not anticipate using the revolving line of credit to fund operating requirements and debt re-payments over the next 12 months.

          As of May 31, 2009 we are in full compliance with all debt covenants with our lenders. We are required to meet the following financial covenants:
•	a maximum total leverage ratio, which is defined as the ratio of total debt to trailing four quarter consolidated Adjusted EBITDA, as defined in the credit agreement, to be less than specified amounts over the term of the facility as follows:

Period	Ratio

November 30, 2008 through November 29, 2009	3.00
November 30, 2009 through November 29, 2010	2.75
November 30, 2010 through November 29, 2011	2.50
November 30, 2011, thereafter	2.25
•	a minimum fixed charge coverage ratio, which is defined as the ratio of trailing four quarter consolidated Adjusted EBITDA to fixed charges (fixed charges include interest paid, scheduled repayment of principal on long-term debt, capital expenditures and taxes paid) as follows:

Period	Ratio

Through to November 29, 2010	2.00
November 30, 2010 through November 29, 2011	2.25
November 30, 2011, thereafter	2.50
          Due to the uncertainties presented by the current state of the global economy and our financial performance, there is a risk that we may be in violation of certain debt covenants with our lenders over the next twelve months. However, due to our current excess cash position, management is investigating the option to pre-pay a portion of our term loan debt. This would reduce our interest expense and our total amount of long-term debt, which would ease our ability to meet the financial covenants under our senior credit facility.
          Based on our current senior debt facility, a significant balloon payment will be required in fiscal 2012. We are unable to currently assess our ability to maintain our creditworthiness over this period, which would be required to refinance this payment at or prior to that date.
Working Capital
     Our working capital deficiency at May 31, 2009 was $13.2 million, an increase of $6.9 million from the November 30, 2008 working capital deficiency of $6.3 million.
          Current assets at May 31, 2009 were $68.6 million, a decrease of $25.9 million from the November 30, 2008 year end balance of $94.5 million. The decrease is due to a decrease in our cash and cash equivalents of $18.1 million, a decrease in our trade accounts receivable of $4.2 million, and a decrease in our deferred tax assets of $3.1 million. The decrease in our cash position is due to our cash sweep payment of $17.5 million made in March 2009. The decrease in our trade accounts receivable is attributable to our decreasing revenues in the past two fiscal quarters. The deferred tax assets decreased by $3.1 million due to transactions related to the transfer of intellectual property.
          Current liabilities were $81.8 million at May 31, 2009, a decrease of $19.1 million from November 30, 2008. This is attributable to a $10.9 million decrease in accounts payable and accrued liabilities, a $4.7 million decrease in the current portion of long-term debt, and a $3.7 million decrease in deferred revenue. The decrease in accounts payable and accrued liabilities is attributable to our decreasing royalty payables which are attributable to declining sales and the decrease in our organizational headcount which impacts various employee related accruals. The decrease in the current portion of long-term debt is due to a reduction in the estimated cash sweep payment from $17.5 million to $13.0 million. The decrease in deferred revenues is caused by the timing of several maintenance renewals which historically take place in the fourth quarter, and partially by our declining revenue base.
Cash Flows
     Cash provided by operations decreased by $6.1 million to $0.8 million for the three months ended May 31, 2009, and decreased by $12.6 million to $0.8 million for the six months ended May 31, 2009. The decrease is primarily due to our decreasing income from operations caused by our declining revenues and gross margins as well as the reduction in royalties payable due to timing of certain payments.

     Cash used by financing activities increased by $17.7 million and $17.5 million to $18.1 million and $18.6 million for the three and six months ended May 31, 2009 as compared to the respective periods in fiscal 2008. This increase is attributable to our first cash sweep payment of $17.5 million which was made in March 2009. Our other financing activities such as a required quarterly 0.25% repayment on our long-term debt and the repayment of our capital lease obligations have remained and will continue to remain consistent.
     Cash used in investing activities was $1.1 million in the six months ended May 31, 2009, a significant decrease of $2.2 million over the cash used of $3.3 million in the six months ended May 31, 2008. These cash flows pertain to capital purchases, and the decrease in capital spending is attributable to management’s decision to reduce spending in the current economic environment.
Adjusted EBITDA
     Adjusted EBITDA represents net income before interest, income taxes, depreciation and amortization, further adjusted to eliminate items specifically defined in our credit facility agreement. Adjusted EBITDA is not a measure of operating income, operating performance or liquidity under GAAP. We use this non-GAAP financial measure to confirm our compliance with covenants contained in our debt facilities, as a supplemental indicator of our operating performance and to assist in evaluation of our ongoing operations and liquidity and to determine appropriate levels of indebtedness. In particular, we have included a presentation of Adjusted EBITDA because certain covenants in our credit facility are tied to Adjusted EBITDA. If our Adjusted EBITDA were to decline below certain levels, it could result in, among other things, a default or mandatory prepayment under our current credit facility. Adjusted EBITDA was $10.1 million in the first quarter of fiscal 2009 compared to $14.9 million in the second quarter of fiscal 2008. The decrease of $4.8 million is primarily attributable to our decrease in gross margin in the period, caused by the decline in revenues being principally concentrated in our higher margin products, which was partially offset by our decline in operating expenditures.
     We believe Adjusted EBITDA is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its financial and operational decision making. This measure does not have any standardized meaning prescribed by GAAP and therefore is not comparable to the calculation of similar measures used by other companies. Adjusted EBITDA should not be considered in isolation, and should not be viewed as an alternative to or substitute for measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider Adjusted EBITDA to be a measure of liquidity and that cash flow from operations is the closest GAAP measure to Adjusted EBITDA. For the three months ended May 31, 2009 and May 31, 2008, we had cash provided by operations of $780,000, and cash flow from operations of $6.9 million, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations; investors are encouraged to review the related GAAP financial measure and the reconciliation:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Cash flow provided by / (used in) operations	$780	$6,910	$751	$13,317
Change in operating assets and liabilities	4,496	2,308	10,715	3,700
Interest expenses, net	2,969	2,933	6,023	7,221
Income tax provision	1,048	(5)	1,675	(97)
Deferred income taxes	(605)	1,233	140	2,467
Provision for bad debts	(80)	(129)	29	(233)
Defined benefit pension plan costs	(15)	—	(22)	—
Unrealized gain on forward foreign exchange contracts	45	—	45	—
Gain (loss) on interest rate swap	122	512	219	(243)
Loss on disposal of fixed assets	(17)	(6)	(18)	(48)
Gain on sale of investments	—	—	—	822
Restructuring costs	1,404	447	1,613	625
Expenses associated with evaluation of strategic alternatives	—	705	—	705

Adjusted EBITDA	$10,147	$14,908	$21,170	$28,236

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
Impairment of Goodwill
          In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“FAS 142”), goodwill is subject to annual impairment tests or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at the beginning of the fourth quarter of each fiscal year. We also test goodwill for impairment more frequently if events or circumstances warrant. Corel as a whole is considered one reporting unit. We estimate the value of our reporting unit based on our market capitalization. If we determine that our carrying value exceeds our fair value, we would conduct the second step of the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. If the carrying amount of goodwill were to exceed the implied fair value of goodwill, an impairment loss would be recognized. Our goodwill balance of approximately $81.0 million arose from the acquisition of Jasc in fiscal 2004, which generated goodwill of approximately $9.9 million, and from the acquisition of InterVideo in fiscal 2007, which now has goodwill of approximately $71.1 million.
     Management concluded that no triggers had been reached during the three months ended May 31, 2009 that would require us to perform additional impairment testing.
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
     Management concluded that no triggers had been reached during the three months ended May 31, 2009, that would require us to perform additional impairment testing.
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
     Given the amount of debt that we have, if LIBOR rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense, after considering our interest rate swaps that are deemed as effective hedging instruments, would change by approximately $241,000 for each 0.5% change in interest rates based on debt outstanding as of May 31, 2009. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
     As of May 31, 2009 our interest rate swaps convert an aggregate notional principal amount of $115.5 million (or approximately 84% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on one-month LIBOR plus 4.00%. The fixed rates range from 8.19% to 9.49%. As of May 31, 2009, $90.0 million of these interest rate swaps have been designated as effective hedging instruments and any gains or losses on these items are recorded in other comprehensive income. In this quarter, the decrease in the liability to record the fair value of the swaps of $49,000 has been recorded as a gain in other comprehensive income.
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
     We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in US and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of May 31, 2009, we have four forward exchange option collars for a notional amount totaling CDN $2.0 million in order to hedge against certain payroll costs that will expire prior to the end of July 2009. As of May 31, 2009, these options have a fair value of $45,000. This unrealized gain has been included in other operating income in our statement of operations, as we have not deemed these as hedging instruments.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     At May 31, 2009, we were a defendant in Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., Cyberlink Corp. et al, an ongoing patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of US patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; 6,141,491 issued October 31, 2000; and 5,535,008 issued July 9, 1996. JVC alleges certain Corel video applications infringe the patents. Earlier this year, Cyberlink Corp. and JVC entered into a confidential settlement, and the complaint against Cyberlink Corp. was dismissed. We believe we have meritorious defenses to JVC’s claims, we are situated differently than Cyberlink Corp. and intend to continue to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain. Any potential loss that may arise is indeterminable at this time.
Item 1A. Risk Factors
     See the risk factors set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the period ending November 30, 2008 (File No. 000-20562), which are incorporated by reference into this quarterly report.
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

Date: July 10, 2009