Form 10-Q
period 2009-08-31
COREL CORP
filed 2009-10-05
CIK 890640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of September 22, 2009 was 25,905,422

COREL CORPORATION
Form 10-Q
For the Quarter Ended August 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Corel Corporation
Consolidated Balance Sheets
(In thousands of US dollars or shares)
(Unaudited)

		August 31,	November 30,
	Note	2009	2008
Assets
Current assets:
Cash and cash equivalents		$18,902	$50,260
Restricted cash		9	159
Accounts receivable
Trade, net of allowance for doubtful accounts of $809 and $1,357, respectively		22,587	33,241
Other		1,950	2,932
Inventory	3	1,149	1,562
Income taxes recoverable		155	785
Deferred tax assets		—	3,138
Prepaids and other current assets		3,054	2,456

Total current assets		47,806	94,533
Capital assets		8,545	10,549
Intangible assets		48,237	67,029
Goodwill	4	80,993	82,343
Deferred financing and other long-term assets		4,136	4,942

Total assets		$189,717	$259,396

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities		$40,774	$57,746
Due to related parties		335	341
Income taxes payable	5	1,568	1,226
Deferred revenue		11,137	15,190
Current portion of long-term debt	6	—	19,095
Current portion of interest rate swaps	10	3,778	3,096
Current portion of obligations under capital lease		739	621

Total current liabilities		58,331	97,315
Deferred revenue		1,841	2,404
Income taxes payable		10,987	12,960
Deferred income taxes	5	7,687	13,059
Long-term debt		117,768	137,264
Accrued pension benefit obligation		220	261
Interest rate swaps	10	2,410	3,534
Obligations under capital lease		517	962

Total liabilities		199,761	267,759

Commitments and contingencies	7
Shareholders’ deficit
Share capital:
Common Shares (par value: none; authorized: unlimited; issued and outstanding: 25,905 and 25,823 shares, respectively)		44,800	43,992
Additional paid-in capital		11,800	9,198
Accumulated other comprehensive loss		(4,110)	(4,151)
Deficit		(62,534)	(57,402)

Total shareholders’ deficit		(10,044)	(8,363)

Total liabilities and shareholders’ deficit		$189,717	$259,396

See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Consolidated Statements of Operations
(In thousands of U.S. dollars or shares, except per share data)
(Unaudited)

		Three Months Ended		Nine Months Ended
		August 31,		August 31,
	Note	2009	2008	2009	2008
Revenues
Product		$41,712	$59,725	$136,067	$179,336
Maintenance and services		5,669	6,503	17,896	19,480

Total revenues	13	47,381	66,228	153,963	198,816

Cost of revenues
Cost of products		12,688	15,218	42,585	44,453
Cost of maintenance and services		164	113	374	412
Amortization of intangible assets		6,152	6,418	18,471	19,250

Total cost of revenues		19,004	21,749	61,430	64,115

Gross margin		28,377	44,479	92,533	134,701

Operating expenses
Sales and marketing		13,738	17,941	43,780	58,373
Research and development		7,940	10,610	26,336	34,417
General and administration		5,120	8,378	17,544	25,829
Restructuring	9	(28)	293	1,585	918

Total operating expenses		26,770	37,222	89,245	119,537

Income from operations		1,607	7,257	3,288	15,164

Other expenses (income)
Interest income		(24)	(123)	(113)	(342)
Interest expense		2,785	3,663	8,897	11,103
Amortization of deferred financing fees		271	270	813	810
Expenses associated with evaluation of strategic alternatives		—	992	—	1,697
Other non-operating (income) expense		165	1,034	(733)	(328)

Income (loss) before taxes		(1,590)	1,421	(5,576)	2,224
Income tax (recovery) provision	5	(2,119)	(177)	(444)	(274)

Net income (loss)		$529	$1,598	$(5,132)	$2,498

Other comprehensive income (loss)
Unrealized (loss) gain on securities, net of taxes		(11)	(23)	35	(58)
Amortization of actuarial gain recognized for defined benefit plan		(6)	(1)	(16)	21
Gain (loss) on interest rate swaps designated as hedges, net of taxes	10	548	(624)	22	(1,313)

Other comprehensive income (loss) income, net of taxes		531	(648)	41	(1,350)

Comprehensive income (loss)		$1,060	$950	$(5,091)	$1,148

Net income (loss) per share:
Basic		$0.02	$0.06	$(0.20)	$0.10
Fully Diluted	11	$0.02	$0.06	$(0.20)	$0.10
Weighted average number of shares:
Basic		25,899	25,704	25,873	25,570
Fully diluted	11	26,138	26,248	25,873	26,192
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Consolidated Statement of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

		Three Months Ended		Nine Months Ended
		August 31,		August 31,
	Note	2009	2008	2009	2008
Cash flows from operating activities
Net income (loss)		$529	$1,598	$(5,132)	$2,498
Depreciation and amortization		1,075	1,022	3,374	3,417
Amortization of deferred financing fees		271	270	813	810
Amortization of intangible assets		6,152	6,418	18,471	19,250
Stock-based compensation	8	1,001	1,839	3,361	4,954
(Recovery of) provision for bad debts		(28)	146	(57)	379
Change in tax uncertainties		(2,245)	(62)	(1,973)	494
Deferred income taxes		(744)	(1,233)	(884)	(3,700)
Unrealized gain on forward exchange contracts		—	—	(45)	—
Loss on disposal of fixed assets		—	19	18	67
Gain on sale of investment		—	—	—	(822)
Defined benefit pension plan costs		(2)	—	20	—
(Gain) loss on interest rate swap recorded at fair value	10	(200)	(193)	(419)	50
Change in operating assets and liabilities	12	1,496	(3,605)	(9,491)	(7,861)

Cash flows provided by operating activities		7,305	6,219	8,056	19,536

Cash flows from financing activities
Reduction in restricted cash		150	2	150	58
Repayments of long-term debt		(20,346)	(755)	(38,591)	(1,850)
Repayments of capital lease obligations		(177)	(318)	(543)	(657)
Proceeds from exercise of stock options		14	231	49	485
Other financing activities		(27)	—	(77)	—

Cash flows used in financing activities		(20,386)	(840)	(39,012)	(1,964)

Cash flows from investing activities
Purchase of long-lived assets		(14)	(1,657)	(1,067)	(4,956)

Cash flows used in investing activities		(14)	(1,657)	(1,067)	(4,956)

Effect of exchange rate changes on cash and cash equivalents		(130)	—	665	(94)

Increase (decrease) in cash and cash equivalents		(13,225)	3,722	(31,358)	12,522
Cash and cash equivalents, beginning of period		32,127	33,415	50,260	24,615

Cash and cash equivalents, end of period		$18,902	$37,137	$18,902	$37,137

Supplementary Disclosure
Cash paid for income taxes		$130	$1,041	$1,920	$3,689
Cash paid for interest		$2,926	$3,594	$9,071	$10,593
See Accompanying Notes to the Consolidated Financial Statements

Corel Corporation
Notes to the Consolidated Financial Statements
(All amounts in thousands of U.S. dollars, unless otherwise stated)
(Unaudited)
1. Unaudited Interim Financial Information
The interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at August 31, 2009 and our results of operations and cash flows for the three and nine months ended August 31, 2009 in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated balance sheet as of November 30, 2008 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by US GAAP for complete financial statements. Operating results for the three and nine months ended August 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q, and in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 10-K for the period ending November 30, 2008 (File No. 000-20562).
2. Summary of Significant Accounting Policies
Basis of presentation
The consolidated financial statements have been presented in United States (US) dollars. The Company’s accounting polices are consistent with those presented in our annual consolidated financial statements as at November 30, 2008, except as noted below.
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
Fair value of financial instruments
In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 107-1 (FSP FAS 107-1), Interim Disclosures about Fair Value of Financial Instruments, which is effective for interim and annual periods ending after June 15, 2009, which for the Company, is this interim period ending August 31, 2009. FSP FAS 107-1 applies to all financial instruments within the scope of FAS 107, and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The Company has adopted this provision and updated its disclosures in these consolidated financial statements.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and amounts due to related parties approximates fair value due to the short maturity of these instruments.
The carrying amount of 98% of the long-term debt, which is the portion that equals the notional amounts of the outstanding interest rate swaps, combined with the fair value of the interest rate swaps included in liabilities approximate fair value because the Company has interest rate swaps which are marked to market as at August 31, 2009. The remaining long-term debt which is not hedged has a balance of $2.3 million, which approximates the fair value based on terms that would be available to us under current market conditions.
The carrying amount of the capital leases, which is based on amortized cost, is not materially different from fair value.
The following is a summary of our items

Quoted
	Fair Value of	Prices in Active	Significant
	Assets	Market for	Other	Significant
	(Liabilities) at	Identical Assets	Observable	Unobservable
	August 31,	(Liabilities)	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Long-term investments (1)	$131	$131	$—	$—
Interest rate swaps (2)	(6,188)	—	(6,188)	—

(1)	The fair value of our long-term investments is based on the closing market prices of the investments.

(2)	For basis of measurement please refer note 9 of these notes to the consolidated financial statements.
Subsequent Events
In May 2009, the FASB issued FAS No. 165 Subsequent Events (“FAS 165”). The objective of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It sets forth the period after the balance sheet date for which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure. FAS 165 is effective for any interim or annual financing periods ending after June 15, 2009. Therefore, the Company has adopted the requirements of FAS 165 in the current interim period. This has not resulted in any significant changes in the Company’s recognition or disclosure of subsequent events.
Recent Accounting Pronouncements
In December 2007, the FASB issued FAS No. 141 (revised 2007) Business Combinations (FAS No. 141(R)). FAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, which for the Company is the fiscal year beginning December 1, 2009.
In May 2008, the FASB issued FSP FAS 142-3 (FSP FAS 142-3), Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years, which for the Company is the fiscal year beginning December 1, 2009. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company does not expect the adoption of FSP FAS 142-3 to have a material effect on its consolidated financial statements.

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
In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 166”). The objective of FAS 166 is to better reflect the effects of a transfer on financial position, financial performance and cash flows and to eliminate the concept of a special purpose entity. FAS 166 clarifies whether a transferor has surrendered control and defines participating interest to establish specific conditions for reporting a transfer. FAS 166 applies to the first annual reporting period starting after November 15, 2009 and interim periods within that financial year, which for the company is the interim period ending February 29, 2010. The Company does not anticipate this will have a material impact on its financial statements.
3. Inventory
The components of inventory are as follows:

	August	November
	31, 2009	30, 2008
Product components	$354	$844
Finished goods	795	718

Inventory	$1,149	$1,562

4. Goodwill
During the fiscal quarter ended May 31, 2009, the Company reduced its goodwill related to the InterVideo acquisition by $1,350. This was related to the transfer of intellectual property which was not subject to Taiwanese tax as a result of a pre-acquisition tax basis that was not recognized. This transfer was part of a tax plan that has now been completed.
5. Income Taxes
For the three months ended August 31, 2009, the Company recorded a tax recovery of $2,119 on a loss before income taxes of $1,590. The current tax recovery was $1,375 and the deferred tax recovery was $744. The current tax recovery relates to the reversal of certain tax uncertainties which are now outside of the potential examination period, which has resulted in a decrease in non-current taxes payable. This recovery was offset by withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The deferred tax recovery of $744 relates to the amortization of the intellectual property acquired with InterVideo.
For the nine months ended August 31, 2009, the Company recorded a tax recovery of $444 on a loss before income taxes of $5,576. The current tax provision was $440 which was offset by a deferred tax recovery of $884. The current tax provision relates mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions, which is partially offset by the reversal of certain tax uncertainties in the third quarter of fiscal 2009. The net deferred tax recovery of $884,000 consists of a deferred tax recovery of $2,234 related to the amortization of the intellectual property acquired with InterVideo, which has been partially offset by deferred tax expense of $1,350 related to the transfer of intellectual property to Taiwan as a result of revising the estimated amount of pre-acquisition losses to be utilized upon the transfer.
For the three and nine months ended August 31, 2008, the Company recorded a tax recovery of $177 and $274 on income before income taxes of $1,421 and $2,224, respectively. The current tax provision was $1,056 and $3,426, for the three and nine month period ended August 31, 2008, respectively, which related mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery of $1,233 and $3,700, for the respective periods, which related to the amortization of the intangible assets acquired with InterVideo.

At the beginning of the third quarter of fiscal 2007, the Company received a notice of reassessment from the Ministry of Revenue of Ontario (the “Ministry”) for CDN$13.4 million. The Ministry reassessment disallows various deductions related to transactions with a foreign related party claimed on our tax returns for the 2000, 2001 and 2002 taxation years resulting in a potential disallowance of loss carryforwards and liabilities for tax and interest. In September 2007, Corel received further notice that the Ministry had applied tax losses and other attributes which reduced the assessment from CDN$13.4 million to CDN$6.4 million. Subsequently, in November 2007, the Company received another notice of assessment regarding this issue, which increased the capital tax and interest owing for the 2000, 2001, and 2002 taxation years. This notice of reassessment amended the original assessment to CDN$7.5 million. The Company has not provided any amount of income tax payable in respect of these reassessments as it has and continues to vigorously defend against these reassessments. The Company has filed Notice of Objections for the denied deductions and for the capital tax issue. Although the Company believes that it will prevail in the appeals process, the ultimate liability for the tax and interest may differ from the amount recorded in our financial statements. While the Company believes that they have adequately provided for potential assessments, it is possible that an adverse outcome may lead to a material deficiency in recorded income tax expense, reduced net income and adversely affect liquidity. As of August 31, 2009, no potential losses have been accrued. The Company has obtained a letter of credit of CDN$6.9 million through its $75.0 million line of credit with its principal lender, to cover the balance of the current reassessment from the Ministry of Ontario.
6. Long-Term Debt
Due to the Company’s voluntary repayment of $20.0 million in the third quarter of fiscal 2009 the Company estimates that no mandatory cash sweep payment due under our senior credit facility will be required for fiscal 2009. If a payment were required it would be due in March 2010.
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
In addition, some of the Company’s agreements with customers and distributors, including Operating Equipment Manufacturers (“OEMs”) and online services companies, require the Company to indemnify these parties for third-party intellectual property infringement claims, and many of these indemnification obligations are not subject to monetary limits. The existence of these indemnification provisions could increase the Company’s cost of litigation and could significantly increase its exposure to losses from an adverse ruling.
At August 31, 2009, the Company was a defendant in the Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of certain US patents. JVC alleges certain Corel video applications infringe the patents. Earlier this year, Cyberlink Corp. and JVC entered into a confidential settlement, and the complaint against Cyberlink Corp. was dismissed. On July 27, 2009 the court issued its Markman ruling on claim construction. On August 31, 2009 the court issued a scheduling order setting trial for October of 2010. The Company believes it has meritorious defenses to JVC’s claims, is situated differently than Cyberlink Corp. and intends to continue to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain and any potential loss that may arise is indeterminable at this time.

8. Stock-Based Compensation
Stock option plans
The following table shows total stock-based compensation expense included in the consolidated statement of operations:

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
	2009	2008	2009	2008
Cost of products	$3	$4	$10	$19
Cost of maintenance and services	2	2	6	6
Sales and marketing	302	459	1,249	1,358
Research and development	160	232	503	767
General and administration	534	1,142	1,593	2,804

Total stock-based compensation expense	$1,001	$1,839	$3,361	$4,954

The Company estimates the fair value of its options for financial accounting purposes using the Black-Scholes option pricing model (“Black-Scholes Model”), which requires the input of subjective assumptions including the expected life of the option, risk-free interest rate, dividend rate, future volatility of the price of the Company’s common shares, forfeiture rate and vesting period. Changes in subjective input assumptions can materially affect the fair value estimate. Prior to the Company’s public offering in April 2006 there was no active market for the Company’s common shares. Since the Company has been public for less than the vesting period of its options, the Company does not consider the historic volatility of the Company’s share price to be representative of the estimated future volatility when computing the fair value of options granted. Accordingly, until such time that a representative volatility can be determined based on the Company’s share price, in this case once Corel has been a public company for a period equal to the estimated life of our options, which will be in April 2012, the Company will use a blended rate of its own share price volatility and the US Dow Jones Software and Computer Services Index. Up to the second quarter of fiscal 2007, the Company did not use its own share price volatility in a blended rate computation, as the Company was either a private company or had been a public company for less than one year. The expected life of the option is calculated under the simplified method as the Company does not have an extended history of options issued and subsequently exercised as a public company. The majority of options that have been exercised were issued when the Company was a private entity, and the grant price was not reflective of the Company’s share price since it went public in April 2006. The risk-free interest rate used in the model is the zero-coupon yield implied from U.S. Treasury securities with equivalent remaining terms.
There were 3,919,253 options granted during the three months ended August 31, 2009, of which 3,604,635 were granted under the 2006 Equity Incentive Plan and 314,618 were granted to an executive officer as an inducement Under the 2006 plan 1,887,708 options were granted to our Chief Executive Officer, and the remaining amount was granted to other executive officers and directors of the Company. The fair value, estimated using the Black-Scholes Model, of all options granted during the three months ended August 31, 2009, was estimated as of the date of grant using the following weighted average assumptions:

Expected option life (years)	5.84
Volatility	45.67%
Risk free interest rate	2.84%
Forfeiture rate	24.00%
Dividend yield	Nil
There were no options granted for the three months ended August 31, 2008.
As of August 31, 2009, there was $8.3 million of unrecognized compensation cost for the Company’s equity incentive plans, related to non-vested stock-based payments granted to Corel employees. Total unrecognized compensation cost has been adjusted for changes in estimated forfeitures.

2006 Equity Incentive Plan
Corel has 6,208,880 remaining common shares authorized for issuance under the 2006 Equity Incentive Plan. Option activity under the 2006 Equity Incentive Plan for the three and nine month periods ended August 31, 2009 is presented below:

	2006 Equity Incentive Plan
			Weighted
		Weighted	Average
		Average	Grant
		Exercise	Date Fair
	Options	Price	Value
Balance at November 30, 2008	2,784,031	$11.81	$4.21
Granted	Nil	n/a	n/a
Exercised	Nil	n/a	n/a
Forfeited	(238,942)	12.30	4.03

Outstanding balance at February 28, 2009	2,545,089	$11.76	$4.23
Granted	25,000	1.93	0.68
Exercised	Nil	n/a	n/a
Forfeited	(70,643)	12.73	4.13

Outstanding balance at May 31, 2009	2,499,446	$11.63	$4.20
Granted	3,604,635	2.20	0.75
Exercised	Nil	n/a	n/a
Forfeited	(117,042)	9.67	3.28

Outstanding balance at August 31, 2009	5,987,039	$5.99	$2.14

Exercisable at August 31, 2009	1,600,280	$11.73	$4.23

Weighted average remaining life of the outstanding options	9.00 Years
Total intrinsic value of exercisable options	$81
Weighted average remaining life of the exercisable options	7.48 Years
Restricted stock unit activity under the 2006 equity incentive plan, for the three and nine month periods ended August 31, 2009 is presented below:

		Weighted
		Average
		Grant Date
		Fair
	Units	Value
Outstanding balance at November 30, 2008	106,500	$11.24
Restricted stock units converted to common shares	(11,875)	11.78
Forfeited	(5,000)	10.10

Outstanding balance at February 28, 2009	89,625	$11.23
Restricted stock units converted to common shares	(28,125)	12.64

Outstanding balance at May 31, 2009	61,500	$10.58
Restricted stock units converted to common shares	(625)	13.00

Outstanding balance at August 31, 2009	60,875	$10.56

Exercisable at August 31, 2009	1,250	$10.75

Weighted average remaining life of the outstanding restricted stock units	8.69 Years
Weighted average remaining life of the exercisable restricted stock units	8.82 Years
Total intrinsic value of the exercisable restricted stock units	$3
Inducements to New Executive Officers
In July 2009 the Company granted options to a new executive officer. These grants were issued from treasury and were not issued under the 2006 Equity Incentive Plan.

These options offer the same terms, conditions and benefits as those issued under the 2006 Equity Incentive Plan:.

Inducement Grants
Weighted
		Weighted	Average
		Average	Grant
		Exercise	Date Fair
	Options	Price	Value
Initial grant at July 24, 2009	314,618	$2.20	$0.77

Outstanding balance at August 31, 2009	314,618	$2.20	$0.77

Exercisable at August 31, 2009	Nil	n/a	n/a

Weighted average remaining life of the outstanding options	9.90 Years
Total intrinsic value of exercisable options	n/a
Weighted average remaining life of the exercisable options	n/a
2003 Share Option and Phantom Share Unit Plan
In the three months ended August 31, 2009, no options were granted as this plan is no longer eligible for grant distribution. Unit activity for the three and nine month periods ended August 31, 2009 is presented below:

	The 2003 Plan
		Weighted
		Average	Weighted Average
		Exercise	Grant Date
	Options	Price	Fair Value

Outstanding balance at November 30, 2008	504,499	$2.61	$5.35
Exercised	(29,220)	1.17	6.51
Forfeited	(15,336)	1.63	7.90

Outstanding balance at February 28, 2009	459,943	$2.74	$5.13
Exercised	(985)	1.17	4.18
Forfeited	(2,286)	6.97	4.76

Outstanding balance, May 31, 2009	456,672	$2.72	$5.13
Exercised	(11,927)	1.17	4.99
Forfeited	(1,918)	7.49	5.57

Outstanding balance, August 31, 2009	442,827	$2.74	$5.13

Exercisable at August 31, 2009	433,664	$2.57	$5.08

Weighted average remaining life of the outstanding options	5.11 Years
Total intrinsic value of exercisable options	$595
Weighted average remaining life of the exercisable options	5.08 Years
9. Restructuring Charges
In April 2009, management initiated a restructuring plan to reduce its workforce by approximately 80 people. The total costs that arose from this global restructuring were $1.4 million, of which the entire amount was expensed in the second quarter of fiscal 2009. All costs related to this plan have been expensed.
In the third quarter of fiscal 2008, the Company incurred restructuring expense of $293 related to the termination of an executive and charges for various other employees from prior restructuring plans in November 2007 and April 2008.

A summary of the Company’s restructuring activities, that are accrued as of August 31, 2009 are as follows:

	Three Months	Nine Months
	Ended August	Ended August
	31, 2009	31, 2009

Opening balance — Accrued Termination Benefits	$440	$511
Additional restructuring charges	—	1,640
Changes in estimates	(28)	(55)
Cash payments	(275)	1,959

Accrued Termination Benefits as of August 31, 2009	$137	$137

10. Derivative Instruments
Cash Flow Hedges Designated as Effective Hedging Instruments

						Balance in accrued
					Gain (loss) in	liabilities and
			Fair Value at	Fair Value at	OCI for three months	accumulated OCI
	Notional		August 31,	May 31,	ending August 31,	as at August 31,
Instrument	Amount	Maturity Date	2009	2009	2009	2009
Interest Rate Swap	$40,000	May 31, 2011	$(1,937)	$(2,148)	$211	$1,937
Interest Rate Swap	50,000	October 31, 2011	(3,475)	(3,812)	337	3,475

Total	$90,000		$(5,412)	$(5,960)	$548	$5,412

Cash Flow Hedges not Designated as a Hedging Instrument

					Gain (loss) in
					Interest Expense	Balance in
					for period	Accrued
			Fair Value at	Fair Value at	ending	liabilities as at
	Notional		August 31,	May 31,	August 31,	August 31,
Instrument	Amount	Maturity Date	2009	2009	2009	2009
Interest Rate Swap	21,000	January 2, 2010	(479)	(652)	173	479
Interest Rate Swap	4,500	January 2, 2011	(297)	(324)	27	297

Total	$25,500		$(776)	$(976)	$200	$776

In connection with its current long-term debt facility, the Company uses interest rate swaps to limit its exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. As of August 31, 2009, the Company has $115.5 million of interest rate swaps which convert an aggregate notional principal amount of $115.5 million (or approximately 98% of its interest-bearing debt). The fixed rate of the interest rate swaps range from 8.19% to 9.49%. The Company does not use its interest rate swaps for speculative purposes.
During fiscal 2007 and fiscal 2008, the Company entered into interest rate swaps for $50.0 million and $40.0 million, respectively, with its principal lender to reduce the risk of changes in cash flows associated with interest payments due to changes in one-month LIBOR. The interest rate swaps expire prior to the period which the senior credit extends. The objective of the swaps is to hedge the risk of changes in cash flows associated with the first future interest payments on floating rate debt with a notional amount of $90.0 million which is subject to changes in the one-month LIBOR rate, and therefore the cash flow from the derivative is expected to offset any changes in the first interest payments on floating rate debt with a notional amount of $90.0 million due to changes in one-month LIBOR. This is a hedge of specified cash flows. As a result, these interest rate swaps are derivatives and were designated as hedging instruments at the initiation of the swaps. The Company has applied cash flow hedge accounting in accordance with FAS 133. At the end of each period, the interest rate swaps are recorded in the consolidated balance sheet at fair value, in either other current assets if it is an asset position, or in accrued liabilities if it is in a liability position. Any related increases or decreases in the fair value are recognized on the Company’s balance sheet within accumulated other comprehensive income. Of the loss in other comprehensive income, approximately $3.3 million is expected to be re-classified into earnings over the next twelve months.

As of August 31, 2009, the Company has two additional interest rate swaps with a notional amount of $25.5 million. The interest rate swaps qualify as derivatives and were not designated as a hedging instrument at the initiation of the swap, and as such, the Company has not applied hedge accounting. At the end of each period, the interest rate swaps are recorded in the consolidated balance sheet at fair value, either in other current assets or accrued liabilities, and any related gains or losses are recognized on the Company’s statement of operations within interest expense. The Company estimates that our liabilities for these interest rate swaps will be reduced by $525 over the next 12 months.
The Company considers its interest rate swaps to be a Level 2 measurement under the FAS 157 hierarchy, as it is largely based on observable inputs over the life of the swaps in a liquid market. The fair value of the interest rate swaps is calculated by comparing the stream of cash flows on the fixed rate debt versus the stream of cash flows that would arise under the floating rate debt. The floating and fixed rate cash flows are then discounted to the valuation date by using the one month LIBOR rate at the date of the valuation. In order to value the interest rate swaps, management used observable LIBOR rates. Linear interpolation was used to estimate the relevant rates along the zero coupon curve. To construct the zero coupon curves, management used cash rates up to three months inclusively, futures rates from three months to two years inclusively, and swap rates from two to thirty years. The fair value of the interest rate swaps includes a credit valuation adjustment. The credit adjusted valuation values the swaps using an adjusted LIBOR curve for discounting cash flows to take into account our and the counterparty’s credit risk. The credit spread used for the calculation was based on the Company’s debt ratings in August 2009.
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
The Company assesses the effectiveness of its interest rate swaps as defined in FAS 133 on a quarterly basis. The Company has considered the impact of the credit crisis in the United States in assessing the risk of counterparty default. The Company believes that it is still likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result continues to deem the swaps as effective hedging instruments. A counterparty default risk is considered in the valuation of the interest rate swaps.
Management has assessed that its cash flow hedges have no ineffectiveness, as determined by the hypothetical derivate method. If the hedge of any of the interest rate swaps, was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.
11. Loss per Share
For the three months ending August 31, 2009, the dilutive impact of the outstanding options for common shares is 239. The impact of the potential exercise of Corel options is anti-dilutive for the nine month period ending August 31, 2009. Had there been income for the nine month period ending August 31, 2009, the impact of these potentially dilutive instruments would have been to increase diluted common shares by 250. For the three and nine months ending August 31, 2008, the dilutive impact of the outstanding options for common shares was 544, and 622, respectively.
12. Change in Operating Assets and Liabilities

	Three months ended		Nine months ended
	August 31		August 31
	2009	2008	2009	2008
Accounts receivable	$6,478	$(134)	$11,361	$10,076
Inventory	(11)	(328)	413	(531)
Prepaids and other current assets	465	578	(570)	(596)
Accounts payable and accrued liabilities	(5,661)	(4,189)	(17,141)	(14,232)
Due to related parties	1	—	(6)	—
Accrued interest	(34)	230	96	219
Taxes payable	728	409	972	451
Deferred revenue	(470)	(171)	(4,616)	(3,248)

Total change in operating assets and liabilities	$1,496	$(3,605)	$(9,491)	$(7,861)

13. Segment Reporting
The Company has determined that it operates in one business operating and reportable segment, the packaged software segment. The Company does manage revenue based on two product line categories: Graphics and Productivity and Digital Media. Revenues by product and region are disclosed in the following table:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
By product category:
Graphics and Productivity	$26,998	$37,913	$84,233	$113,357
Digital Media	20,383	28,315	69,730	85,459

	$47,381	$66,228	$153,963	$198,816

By geographic region:
Americas
Canada	$1,349	$2,424	$4,056	$5,465
United States	22,288	28,932	68,502	86,736
Other	1,278	1,644	3,523	4,489
Europe, Middle East, Africa (EMEA)	11,314	18,151	37,683	58,728
Asia Pacific (APAC)
Japan	8,044	11,333	26,019	32,200
Other	3,108	3,744	14,180	11,198

	$47,381	$66,228	$153,963	$198,816

14. Comparative Balances
Certain prior year balances have been re-classified in order to conform to the current year presentation.
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
These forward-looking statements are based on estimates and assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances including but not limited to general economic conditions, product pricing levels and competitive intensity, and new product introductions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from any future results, performance, or achievements discussed or implied by such forward-looking statements. These risks include the following:
•
we are subject to restrictive covenants under our credit facility that impose operating and financial restrictions on our Company. Due to the uncertainties presented by the current state of the global economy and its potential impact on our future financial performance, there is a risk that we may, over the next twelve months, be in violation of certain of those covenants or that we may not be able to access funds under our revolving credit facility. If a violation of certain debt covenants were to occur, it could result in a default under the credit facility which might require a prepayment of all of or a portion of our credit facility debt;

•	we face adverse effects to our business due to the current disruption in the global economy and financial markets;

•
we rely on relationships with a small number of OEMs and distributors for a significant percentage of our revenues, and if any of these companies terminates its relationship with us, our revenues could decline;

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
These and other important factors are described in greater detail in the section entitled “Risk Factors” in our annual report on Form 10-K dated February 9, 2009 filed with the Securities and Exchange Commission and with Canadian securities regulators. A copy of the 10-K can be obtained on our website (http://www.corel.com), or at www.sec.gov
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and nine month period ended August 31, 2009 included elsewhere in this quarterly report on Form 10-Q. All amounts are in United States dollars, except as otherwise noted.

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
Graphics and Productivity
Our primary Graphics and Productivity products include: CorelDRAW® Graphics Suite, Corel® Painter™, CorelDESIGNER® Technical Suite, WinZip® , iGrafx® and WordPerfect® Office. CorelDRAW Graphics Suite is a leading vector illustration, page layout, image editing and bitmap conversion software suite used by design professionals and non-professionals around the world. Corel Painter is a Natural-Media® digital painting and drawing software that mirrors the look and feel of their traditional counter parts. CorelDESIGNER Technical Suite offers users a graphics application for creating or updating complex technical illustrations. WinZip is the most widely used compression utility in the world. Our iGrafx products allow enterprises to analyze, streamline and optimize their business processes. WordPerfect Office is the leading Microsoft-alternative productivity software and features Microsoft-compatible word processing, spreadsheet and presentation applications.
Digital Media
Our Digital Media portfolio includes products for digital imaging, video editing, optical disc authoring (Blu-ray, DVD, and CD), and video playback. Our Digital Imaging products include Corel® Paint Shop ® Photo, Corel® Digital Studio™ 2010, and PhotoImpact®. Corel Paint Shop Photo is a digital image editing and management application used by novice and professional photographers and photo editors. Corel Digital Studio 2010, launched in September 2009, is a multimedia software program for organizing and enhancing photos and video clips that are primarily taken with a point-and-shoot camera. Photo Impact is an image editing software, which provides users with easy-to-use photo editing tools, creative project templates and some digital art capabilities. VideoStudio® is our video editing and DVD authoring software for users who want to produce professional-looking videos, slideshows and DVDs. Our optical disc authoring software applications are DVD Movie Factory® and DVD Movie Writer®. WinDVD® is the world’s leading software for DVD, video and Blu-ray Disc playback on PC’s with over 200 million units shipped worldwide.
Product Development
Despite the challenging economic conditions, Corel continued to place an emphasis on innovation, delivering software that provides easier, more compelling ways for our customers to create, edit, share, and enjoy digital content. In this quarter we introduced Corel Home Office, providing consumers with a light, fast and affordable productivity suite loaded on a USB stick for maximum flexibility.

Our drive towards simplicity and enhanced usability is perhaps best exemplified in our most recent product release, Corel Digital Studio 2010, which was released at beginning of September 2009. Designed specifically for the consumer who captures digital photos and videos on their point-and-shoot cameras or smartphones, Corel Digital Studio taps into the dramatic growth of digital photo capture and video creation, and makes it much easier for consumers to make the most of their digital memories. Our focus with the Version 1 release was to build a solution that brings photo and video organization, editing and sharing together in a simple, fun and easy to understand environment. The first offering of its kind on the PC platform, Digital Studio makes it easy to organize, edit, and share digital photos and videos, even for those who have no prior experience. Digital Studio also includes easy uploading options to key social networking sites such as Facebook, YouTube and Flickr and incorporates backup, burning and playback capabilities — all with an elegant and consistent user interface. We are excited about the positive early reviews for Digital Studio and growing customer interest, and we believe it represents a significant new opportunity for Corel.
OVERVIEW OF THE QUARTER
Operating Performance
Revenue during the third quarter was $47.4 million, down 28.5% year over year. The revenue decrease of $18.8 million coincides with weakness in the global economy which has had an adverse impact on our operations particularly in Europe and North America. Within our Digital Media group, our revenues for the third quarter of fiscal 2009 decreased by $7.9 million or 28.0%, largely due to decreases in WinDVD, Instant On, Corel Paint Shop Photo, and DVD Movie Factory. Our Graphics and Productivity revenues decreased by $10.9 million or 28.8%, due mainly to declines in revenues from our CorelDRAW, WordPerfect, iGrafx, and WinZip products.
A shift in our product mix for the current quarter has resulted in higher gross margins on our revenues. Our gross margin for the current quarter, not including amortization on intangible assets, was 72.9% as opposed to 71.3% in the second quarter of fiscal 2009.
From an operating income perspective, we were able to mitigate the impact of the decreased revenues and gross margins through a 28.1% year over year reduction in our operating expenses of $10.5 million, which was driven by our prior restructuring activities, a decrease in discretionary spending, and favourable changes in foreign exchange from the strengthening of the US Dollar against the CDN Dollar and the Pound Sterling.
Our net income for the third quarter of fiscal 2009 was $529,000, or $0.02 per share, compared to net income of $1.6 million, or $0.06 per share in the third quarter of 2008. Non-GAAP Adjusted EBITDA was $9.6 million and cash provided by operations was $7.3 million in the third quarter of fiscal 2009 compared to non-GAAP Adjusted EBITDA of $15.8 million and cash flow from operations of $6.2 million in the third quarter of fiscal 2008. Adjusted EBITDA represents net income before interest, income taxes, depreciation and amortization, further adjusted to eliminate items specifically defined in our credit facility agreement. Refer to the Financial Condition section within this MD&A for a reconciliation of non-GAAP Adjusted EBITDA to cash flow provided by operations.
RESULTS OF OPERATIONS
Three and Nine Months ended August 31, 2009 and August 31, 2008
Revenues

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
	(unaudited)
Product	$41,712	$59,725	(30.2)%	$136,067	$179,336	(24.1)%
As a percent of revenue	88.0%	90.2%		88.4%	90.2%
Maintenance and services	5,669	6,503	(12.8)%	17,896	19,480	(8.1)%
As a percent of revenue	12.0%	9.8%		11.6%	9.8%
Total	47,381	66,228	(28.5)%	153,963	198,816	(22.6)%

Total revenues for the three month period ended August 31, 2009 decreased by 28.5% to $47.4 million from $66.2 million for the three months ended August 31, 2008. Total revenues for the nine month period ended August 31, 2009 decreased by 22.6% to $154.0 million from $198.8 million for the nine months ended August 31, 2008. On a global level, all of our products, product groups, and distribution channels have been impacted by the weakening of the global economy and the declining EURO in relation to the US Dollar. Of the current quarter decrease in total revenues of $18.8 million, $10.9 million is attributable to the Graphics and Productivity group of products and $7.9 million is attributable to the Digital Media group of products. Revenues from the direct sales channel have remained fairly flat, compared to the prior period. Our remaining distribution channels, including OEM and resellers, have had declining revenues compared to the three and nine months ended August 31, 2008. In light of the global economic downturn, our resellers have been reducing inventory levels across all our products.
Product revenues for the three and nine months ended August 31, 2009 decreased by 30.2% and 24.1%, to $41.7 million and $136.1 million, respectively, from $59.7 and $179.3 million for the three and nine months ended August 31, 2008. Product revenues have declined for the same reasons as described above for total revenues.
Maintenance and services revenues for the three and nine months ending August 31, 2009 have been decreasing as compared to the three and nine months ending August 31, 2008. We have not experienced declines in maintenance revenues similar to those with product revenues, as much of this revenue is related to products sold in prior periods, in which we had higher revenues.
Total Revenues by Product Group

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
	(unaudited)
Graphics and Productivity	$26,998	$37,913	(28.8)%	$84,233	$113,357	(25.7)%
As a percent of revenue	57.0%	57.2%		54.7%	57.0%
Digital Media	20,383	28,315	(28.0)%	69,730	85,459	(18.4)%
As a percent of revenue	43.0%	42.8%		45.3%	43.0%
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

		Quarter of
	Current	Current	Quarter of
	Version	Release	Prior Release
Product
Graphics and Productivity:
CorelDRAW Graphics Suite	14	Q1 2008	Q1 2006
Corel Painter	11	Q2 2009	Q1 2007
Corel Designer Technical Suite	14	Q3 2008	Q3 2005
WinZip	12	Q4 2008	Q4 2006
iGrafx FlowCharter	12	Q2 2007	Q1 2006
WordPerfect Office Suite	14	Q2 2008	Q1 2006
Digital Media
Paint Shop Photo (ultimate)	12	Q4 2008	Q4 2006
MediaOne	2	Q4 2007	Q4 2006
WinDVD	9	Q1 2008	Q4 2006
VideoStudio	12	Q4 2008	Q2 2007
DVD Movie Factory	6	Q1 2007	Q1 2006
PhotoImpact	13	Q1 2008	Q3 2006
Graphics and Productivity revenues decreased by $10.9 million or 28.8% to $27.0 million in the third quarter of fiscal 2009 from $37.9 million in the third quarter of fiscal 2008, and decreased by $29.1 million or 25.7% to $84.2 million for the nine month period ending August 31, 2009 as compared to the nine month period ending August 31, 2008. The revenue decline was primarily driven by declines in CorelDRAW, WordPerfect, iGrafx and WinZip. CorelDRAW, which enjoyed a sales peak in fiscal 2008 due to the launch of CorelDRAW Graphics Suite X4 in the first quarter of fiscal 2008, experienced most of its decline in EMEA and in its sales to resellers and distributors. The decline in WordPerfect revenues has been isolated mainly to the United States, where there were large benefits in the prior year due to the launch of X4 in the second quarter of fiscal 2008. iGrafx revenues have declined in both EMEA and the Americas, due to large deals in Q3 2008 and to enterprise customers delaying or declining orders of this product due to the current economy. WinZip revenues have declined in both North America and EMEA as a decrease in license sales continues from prior periods.

Digital Media revenues decreased by $7.9 million or 28.0% to $20.4 million in the third quarter of fiscal 2009 from $28.3 million in the third quarter of fiscal 2008, and decreased by $15.7 million or 18.4% to $69.7 million for the nine months ending August 31, 2009. Our decline in these revenues in the current quarter was led by WinDVD, Instant On, Corel Paint Shop Photo, and DVD Movie Factory. The decline in WinDVD is due to reduced sales in the North America to OEMs. The decline in Instant On is due to a significant Japanese OEM customer that is not currently bundling this product with their computers. However, we changed the specifications in the agreement with this OEM customer in the first quarter of fiscal 2009, and have experienced growth in the third quarter of fiscal 2009 as compared to the second quarter of fiscal 2009. The decline in Paint Shop Photo, a product towards the end of this version’s life cycle, was largely in the EMEA market where they have encountered decreased sales to resellers. The majority of the decrease in DVD Movie Factory is in North America, relating largely to OEM sales decreases for two significant customers. In addition, for the nine months ending August 31, 2009 there have also been declines in VideoStudio and Corel Media One. VideoStudio, which is near the end of its life cycle, has had declines across varying distribution channels in both EMEA and APAC. MediaOne has incurred the majority of its declines in the first two quarters of fiscal 2009 and in the United States as there has been a large decrease in electronic downloads. Despite a decline in the current quarter, year to date WinDVD revenues have been consistent with the prior year as the product enjoyed success in Taiwan and Japan with existing and new OEM customers in the first two quarter of fiscal 2009.
Total Revenues by Region

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
	(unaudited)
Americas	$24,915	$33,000	(24.5)%	$76,081	$96,690	(21.3)%
As a percent of revenue	52.6%	49.8%		49.4%	48.6%
EMEA	11,314	18,151	(37.7)%	37,683	58,728	(35.8)%
As a percent of revenue	23.9%	27.4%		24.5%	29.5%
APAC	11,152	15,077	(26.0)%	40,199	43,398	(7.4)%
As a percent of revenue	23.5%	22.8%		26.1%	21.8%
Revenues in the Americas decreased by 24.5% to $24.9 million in the third quarter of fiscal 2009 compared to $33.0 million in the third quarter of fiscal 2008. For the nine months ended August 31, 2009 revenues decreased by 21.3% to $76.1 million as compared to revenues for the nine month period ending August 31, 2008. The decline in revenue in the third quarter was led by WinDVD, WordPerfect, iGrafx, CorelDRAW, and DVD Movie Factory. The WinDVD and DVD Movie Factory decline in revenues are primarily due to lower OEM sales with two large customers. The decrease in CorelDRAW and WordPerfect revenues is partially attributable to the launch of products in the prior period, those being CorelDRAW Graphics Suite X4 in the first quarter of fiscal 2008 and WordPerfect Office Suite X4 in the second quarter of 2008. iGrafx has received smaller orders from its largest enterprise customers as they delay the purchases of this specialty product, and due large orders in the comparable period which were not duplicated. For the nine month period ending August 31, 2009 we have also had revenue declines in WinZip and Corel Media One, most of which is attributable to the first half of the year. The WinZip decline is due to lower internet licenses and corporate license sales to enterprise customers, due in part to delayed upgrade cycles. The Corel Media One decline was most attributable to a decrease in electronic downloads.
Revenues in EMEA decreased by 37.7% to $11.3 million in the third quarter of fiscal 2009 from $18.2 million in the third quarter of fiscal 2008, and decreased by 35.8% to $37.7 million in the first nine months of fiscal 2009 from $58.7 million in the first nine months of fiscal 2008. One significant cause of the declining revenues in this region is the drop in the value of the EURO and Pound Sterling relative to the US dollar. The average exchange rate for the EURO and Pound Sterling was 1.52 and 1.97 in the first three quarters of fiscal 2008, respectively, and 1.36 and 1.53 in the first three quarters of fiscal 2009. The impact of the declining exchange rates is estimated to have lowered revenues by approximately $1.0 million and $5.5 million for the three and nine months ended August 31, 2009, as compared to the prior year. The largest portion of the declines in this region are Eastern Europe, and in particular the Russian Federation. The product with the most significant portion of the decline in revenues was CorelDRAW, which had significant growth in the first three quarters of fiscal 2008 due to the launch of CorelDRAW Graphics Suite X4, and had significant sales orders to Eastern Europe which were not duplicated in the current year. The decrease in revenues in this region was also caused by declines in Paint Shop Photo, WinZip and iGrafx. The decline in Paint Shop Photo is largely due to declining orders from the largest resellers of this product as the product is nearing the end of its life cycle that has been longer than normal. WinZip sales decline is most attributable to declining sales to our key reseller partners. iGrafx revenues have declined due to the falloff of enterprise level orders across various customers who are delaying or declining purchases in the current economic conditions.

APAC revenues decreased by 26.0% to $11.2 million in the third quarter of fiscal 2009 and decreased by 7.4% to $40.2 million in the first nine months of fiscal 2009. The revenue decline in the current quarter was driven by Instant On, CorelDRAW, and DVD Movie Factory. There was a significant sale of Instant On with an OEM customer in the first three quarters of fiscal 2008 which has not recurred in fiscal 2009. However, we have had a change of specifications with this OEM customer in the first quarter of fiscal 2009, which has caused Instant On sales to increase from the second quarter to the third quarter of fiscal 2009. The decline in CorelDRAW in the third quarter is attributable to a decline in sales by distributors. In prior quarters, there was a larger decline in revenues of VideoStudio mainly due to the decreased sales through one OEM customer. While revenues in the current quarter did decrease, APAC revenues in the first two quarters of fiscal 2009 increased due to WinDVD. The growth in revenue from WinDVD is attributable to significant agreements entered into with two OEM customers in Taiwan.
Cost of Revenues

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
	(unaudited)
Cost of products	$12,688	$15,218	(16.6)%	$42,585	$44,453	(4.2)%
As a percent of product revenue	30.4%	25.5%		31.3%	24.8%
Cost of maintenance and services	164	113	45.1%	374	412	(9.2)%
As a percent of maintenance and service revenue	2.9%	1.7%		2.1%	2.1%
Amortization of intangible assets	6,152	6,418	(4.1)%	18,471	19,250	(4.0)%
As a percent of revenue	13.0%	9.7%		12.0%	9.7%
Cost of Products. Cost of products decreased by 16.6% to $12.7 million in the third quarter of fiscal 2009 from $15.2 million in the third quarter of fiscal 2008. As a percentage of product revenues, cost of products increased to 30.4%, for the three months ended August 31, 2009 from 25.5% in the three month period ended August 31, 2008. This is consistent with the trend for the nine months ending August 31, 2009. The decrease in gross margin percentage is largely attributable to the change in our product mix caused by the higher proportion of Digital Media products sold, and in particular WinDVD. WinDVD sales, which have been increasing relative to other products, carry a higher royalty charge as a percentage of revenue than any of our other products.
A shift in our product mix for the current quarter has resulted in higher gross margins as compared to the second quarter of fiscal 2009. Our gross margin, excluding amortization of intangible assets, was 72.9% in the third quarter of fiscal 2009 as opposed to 71.3% in the second quarter of fiscal 2009. The improved margin, based on our product revenue base of $41.7 million, increased our operating income by about $820,000.
Cost of Maintenance and Services. Cost of maintenance and services are 2.1% of related revenues for the nine months ending August 31, 2009 which is consistent with the nine months ending August 31, 2008. We incur minimal incremental costs to earn maintenance revenues.
Amortization of Intangible Assets. Amortization of intangible assets decreased by $266,000 to $6.2 million in the three months ended August 31, 2009, from $6.4 million in the three months ended August 31, 2008. This is consistent with the trend for the nine months ending August 31, 2009. The decrease is due to declining amortization for certain customer relationships obtained in the acquisition of InterVideo in fiscal 2007.

Operating Expenses

	Three Months Ended			Nine Months Ended
	August 31,		Percentage	August 31,		Percentage
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
	(unaudited)
Sales and marketing	$13,738	$17,941	(23.4)%	$43,780	$58,373	(25.0)%
As a percent of revenue	29.0%	27.1%		28.4%	29.4%
Research and development	7,940	10,610	(25.2)%	26,336	34,417	(23.4)%
As a percent of revenue	16.8%	16.0%		17.1%	17.3%
General and administrative	5,120	8,378	(38.9)%	17,544	25,829	(32.1)%
As a percent of revenue	10.8%	12.7%		11.4%	13.0%
Restructuring	(28)	293	(109.6)%	1,585	918	72.7%
As a percent of revenue	(0.1)%	0.4%		1.0%	0.5%
Total	26,770	37,222	(28.1%)	89,245	119,537	(25.3)%
As a percent of revenue	56.5%	56.2%		58.0%	60.1%
A significant portion of our operating expenses relates to employee costs. A majority of our employees are located in Canada, Taiwan and the United Kingdom and therefore a significant portion of our labour and other operating costs are incurred in those jurisdictions outside of the United States. As compared to the three first quarters of fiscal 2008, the US Dollar is relatively stronger to each of the Canadian Dollar, the Pound Sterling, and the New Taiwanese Dollar. In the third quarter of fiscal 2009, this has caused an estimated reduction in our operating expenses of $1.1 million, of which $0.5 million, $0.4 million, and $0.2 million is related to the weakening of the Canadian Dollar, the Pound Sterling, and the New Taiwanese Dollar, respectively. For the nine month period ending August 31, 2009, this has caused an estimated reduction in our operating expenses of $7.2 million, of which $4.3 million, $2.1 million, and $0.8 million is related to the weakening of the Canadian Dollar, the Pound Sterling, and the New Taiwanese Dollar, respectively.
Sales and Marketing.
Sales and marketing expenses decreased by 23.4% to $13.7 million in the third quarter of fiscal 2009 as compared to $17.9 million in the third quarter of fiscal 2009. For this quarter, sales and marketing expenses as a percentage of revenue only slightly increased to 29.0%, as compared to 27.1%; as we have largely mitigated our declining revenues with lower operating expenses. Sales and marketing expenses decreased by 25.0% to $43.8 million for the nine months ended August 31, 2009, as compared to $58.4 million for the nine months ended August 31, 2008 and decreased as a percentage of revenue from 29.4% to 28.4%. The decrease in sales and marketing expenses results from reduced headcount in our sales and marketing force subsequent to our September 2008 and April 2009 restructuring initiatives, a decrease in discretionary spending on marketing programs, and the decline in the Canadian dollar and the Pound Sterling relative to the US Dollar, which has a favorable impact on operating costs of $0.5 million and $3.4 million for the three and nine month periods ended August 31, 2009, respectively.
Research and Development.
Research and development expenses decreased by 25.2% and 23.4% to $7.9 million and $26.3 million in the three and nine months ended August 31, 2009, respectively, as compared to $10.6 million and $34.4 million in three and nine months ended August 31, 2008. As a percentage of total revenues, research and development expenses only slightly increased to 16.8% from 16.0% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 as we have largely mitigated our declining revenues with lower operating expenses. The decrease in research and development expense results from reduced headcount subsequent to our completed restructuring activities in September 2008 and April 2009, a decrease in facility costs related to the consolidation of operations, such as the closure of the Minneapolis location subsequent to the end of the first quarter of fiscal 2008, and the decline in the Canadian dollar and the New Taiwanese dollar relative to the US Dollar which had a favorable impact on operating costs of $0.3 million and $1.4 million for the three and nine months ending August 31, 2009, respectively.

General and Administration.
General and administration expenses decreased by 38.9% and 32.1% to $5.1 million and $17.5 million in the three and nine months ended August 31, 2009, respectively, from $8.4 million and $25.8 million for the three and nine months ended August 31, 2008. As a percentage of total revenues, general and administration expenses decreased to 10.8% in the third quarter of fiscal 2009, from 12.7% in the third quarter of fiscal 2008, as we have mitigated against our declining revenues by reducing operating expenses. The decrease in general and administration expense results from reduced headcount subsequent to our completed restructuring activities in September 2008 and April 2009, a decrease in facility costs related to the consolidation of operations, a $1.2 million reduction in stock compensation expense over the first three quarters of fiscal 2009, and the decline in the Canadian dollar and the Pound Sterling relative to the US Dollar which had a favorable impact on operating costs of $0.3 million and $2.4 million for the three and nine months ending August 31, 2009, respectively.
Restructuring Expense.
In April 2009, we initiated a restructuring plan to reduce our workforce by approximately 80 employees. We took these actions to better align our cost structure with our current business conditions. The total costs that arose from this global restructuring were $1.4 million which was expensed in the second quarter of fiscal 2009. In the third quarter we recorded a gain of $28,000, relating to certain estimates for the April 2009 restructuring which were overstated.
We recorded $293,000 of restructuring expenses during the three months ended August 31, 2008, and $918,000 in the nine months ended August 31, 2008, related to restructuring plans adopted in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008, to centralize much of the Company’s Digital Media operations in Greater China and Fremont, California. Additionally, further changes were made to staff to align and balance our global teams. This resulted in the closure of the Company’s Minneapolis location at the end of the second quarter of fiscal 2008 as well as the termination of certain individuals.
Our major restructuring activities initiated in September 2008 and April 2009, have had a significant impact in reducing our operating expenses in the first three quarters of fiscal 2009 as compared to the first three quarters of fiscal 2008. We expect this trend to continue through the end of fiscal 2009.
Additional Expense Reduction Initiatives. In the second quarter of fiscal 2009, we implemented a series of initiatives to further reduce costs. These initiatives included a 10% salary reduction for all senior executives, five unpaid days off for all employees taken in the second quarter of fiscal 2009, and accelerated timing for the use of vacation time. As a result of these initiatives, we expect to realize operational cost savings totaling approximately $2.0 million throughout fiscal 2009, the majority of which has now been realized.
Other Expenses (Income)

	Three Months Ended		Nine Months Ended
	August 31,		August 31
	2009	2008	2009	2008
	(dollars in thousands)
	(unaudited)
Interest expense, net	2,761	3,540	8,784	10,761
Amortization of deferred financing fees	271	270	813	810
Expenses associated with evaluation of strategic alternatives	—	992	—	1,697
Other non-operating expenses (income)	165	1,034	(733)	(328)

Total non-operating expenses	3,197	5,836	$8,864	$12,940

Interest Expense, Net. Interest expense decreased by $779,000 in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, and decreased by $2.0 million for the nine months ending August 31, 2009, as compared to the prior year. The quarterly and year to date decrease is attributable to a significant decrease in our long-term debt balance of approximately 25% since November 30, 2008, related to our cash sweep payment made at the beginning of the second quarter of fiscal 2009 and our voluntary debt payments of $20.0 million made during the third quarter of fiscal 2009. Interest expense has also decreased due to a favourable change in gains pertaining to the valuation of our unhedged interest rate swaps of $469,000, and a decrease in the LIBOR rate in the past 12 months which has reduced the interest we pay on the portion of our long-term debt that is not hedged.

Amortization of Deferred Financing Fees. Amortization of deferred financing fees of $271,000 in the second quarter of fiscal 2009 is consistent with the second quarter of fiscal 2008, as there have been no new credit facilities during the period.
Expenses Associated with Evaluation of Strategic Alternatives. These expenses were isolated to fiscal 2008 as the purchase of Corel by its majority shareholders was being evaluated. No charges have been recorded in fiscal 2009.
Other Non-Operating Income. Other non-operating expense decreased by $869,000 to $165,000 in the third quarter of fiscal 2009 from the third quarter of fiscal 2008. The impact of foreign exchange on our receivables and trade accounts payable have been minimal in the current quarter as the key exchange rates have held fairly steady. In the third quarter of fiscal 2008 we incurred unfavourable foreign currency exchange losses relating mostly to the strengthening of the US Dollar versus the Canadian Dollar and the Euro, and the recognition of a loss for unused space in a leased location in Ireland.
Income Tax Recovery
For the three and nine months ended August 31, 2009, we recorded tax recoveries of $2.1 million and $444,000 on losses before income taxes of $1.6 million and $5.6 million. For the three and nine months ended August 31, 2009, we had a current tax recovery of $1.4 million and a current tax provision of $440,000 respectively. The current tax recovery in the current quarter relates to the reversal of certain tax uncertainties which are now outside of the potential examination period. This recovery was offset by withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. These withholding taxes also form the majority of the tax provision in the first two quarters of fiscal 2009. For the three and nine months ended August 31, 2009 we had a deferred tax recovery of $744,000 and $844,000 respectively. Within deferred taxes, a $744,000 and $2.2 million recovery was recorded in these periods related to the amortization of the intellectual property acquired with InterVideo. These recoveries were offset by a deferred tax expense of $1.4 million recorded in the second quarter of fiscal 2009 related to the transfer of intellectual property to Taiwan as a result of revising the estimated amount of pre-acquisition losses to be utilized upon the transfer.
For the three and nine months ended August 31, 2008, we recorded a tax recovery of $177,000 and $274,000 on income before income taxes of $1.4 million and $2.2 million, respectively. The current tax provision was $1.1 million and $3.4 million, for the three and nine month period ended August 31, 2008, respectively, which related mostly to withholding taxes which are not creditable due to loss carryforwards and income taxes in foreign jurisdictions. The current tax provision was offset by a deferred tax recovery of $1.2 million and $3.7 million, for the respective periods, which related to the amortization of the intangible assets acquired with InterVideo which have a tax basis of $nil.
The amount of the current tax recovery has been increased by $2.5 million in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, due to the implementation of tax plans to reduce withholding taxes in certain entities, and the reversal of certain tax uncertainties. The deferred tax recovery decreased by $489,000 in the third quarter of fiscal 2009, due to a reduction in the tax basis in the intellectual property which we amortize.
FINANCIAL CONDITION
Liquidity and Capital Resources
As of August 31, 2009, our principal sources of liquidity include cash and cash equivalents of $18.9 million and trade accounts receivable of $22.6 million.
At August 31, 2009, all of our cash and cash equivalents are held on deposit with banks. The largest proportion of our bank deposits are held in Canadian banking institutions which we believe to be secure in the current global economy due to historically strict regulations. We believe that we will be able to access the remaining balance of bank deposits outside of Canada as these deposits are with what we consider to be large, reputable banks. We have and will continue to make a series of short-term investments in term deposits and commercial paper. Our investment policy is to invest in low risk short-term investments which are investment grade commercial paper and term deposits. We have not had a history of any defaults on this commercial paper, nor do we expect any in the future given the grade and short term to maturity of these investments. At the current time we have no investments in commercial paper.

Based on our current business plan, internal forecasts and the risks that are present in the current global economy, we believe that cash generated from operations and our existing cash balance, will be sufficient to meet our working capital and operating cash requirements over the next twelve months. In the past quarter, we generated $7.3 million of operating cash flows. Furthermore, as we have made a voluntary repayment of $20.0 million on our term loan in the third quarter, we are expecting our mandatory cash sweep payment for fiscal 2009, which would be due in March 2010, to be nil. We could be affected by various risks and uncertainties, including, but not limited to, the risks detailed Item 1A — “Risk Factors” of our 10-K for the period ending November 30, 2008.
In fiscal 2008, the Company generated an increase in cash of $25.6 million, largely driven by our operating cash flows, increasing our cash and cash equivalents to $50.3 million. In the first nine months of fiscal 2009, the main driver of our decrease in cash of $31.4 million was loan repayments totaling $37.5 million, of which $17.5 million was a mandatory cash sweep payment and $20.0 million was voluntary payments made in the third quarter of fiscal 2009. Despite our reduced operating income in the current economy, we continue to generate positive cash flows from our operating activities.
Over the next 12 months our operating cash flows could decrease as we continue to face revenue uncertainty. To date, our revenue uncertainty has been largely offset by a reduction in our operating expenditures, including the additional cost reduction initiatives announced on April 2, 2009, our global restructuring plan implemented in May 2009, an elimination of salary increases for fiscal 2009, a reduction in expenditures such as the charges associated with the evaluation of strategic alternatives, a reduction in discretionary spending and a reduction in our capital expenditures. The benefits of our restructuring activities and our cost curtailment initiatives are evident in our operating expenditures for the nine months ending August 31, 2009, which have decreased by 25.3% from the same period in the prior year. We expect this level of reduced expenditures to continue for the remainder of fiscal 2009 and into fiscal 2010. We also have no significant liabilities for our defined pension benefit plan, our past restructuring activities, and do not expect significant cash flows from tax uncertainties and in particular our tax contingency with the province of Ontario.
We expect that our actions to reduce operating expenses will allow us to generate operating cash flows sufficient to sustain operations, to consider making further voluntary payments on our long term debt, and to offset, in whole or in part, the potential impact of a decrease in future revenues. We also believe the global positioning of our diverse group of products will reduce the revenue risks created by the uncertainty in the present economy.
We have a five-year $75.0 million revolving line of credit facility, of which approximately $69.0 million is unused as of August 31, 2009. Management believes based on our current market conditions, forecasts and our debt covenant restrictions, that limited amounts, if any, of the line of credit will be available to us over the next twelve months. Ultimately, we would need to obtain approval from our lenders for permitted transactions as defined in the credit agreement. Management has not used, and does not anticipate using the revolving line of credit to fund operating requirements over the next 12 months.
As of August 31, 2009 we are in full compliance with all debt covenants with our lenders. We are required to meet the following financial covenants:
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

Due to the uncertainties presented by the current state of the global economy and its potential impact on our future financial performance, there is a risk that we may be in violation of certain debt covenants with our lenders over the next twelve months. However, due to our cash position and continued generation of operating cash flows, management has exercised its option to pre-pay a portion of our term loan debt, and will continue to evaluate making further payments over the next 12 months. These payments reduce our interest expense and our total amount of long-term debt, which eases our ability to meet the financial covenants under our senior credit facility.
Based on our current senior debt facility, a significant balloon payment will be required in fiscal 2012. We are unable to currently assess our ability to maintain our creditworthiness over this period, which would be required to refinance this payment at or prior to that date.
Working Capital
Our working capital deficiency at August 31, 2009 was $10.5 million, an increase of $7.7 million from the November 30, 2008 working capital deficiency of $2.8 million.
Current assets at August 31, 2009 were $47.8 million, a decrease of $46.7 million from the November 30, 2008 year end balance of $94.5 million. The decrease is primarily due to a decrease in our cash and cash equivalents of $31.4 million, a decrease in our trade accounts receivable of $10.7 million, and a decrease in our deferred tax assets of $3.1 million. The decrease in our cash position is due to our cash sweep payment of $17.5 million made in March 2009 and our voluntary debt pre-payments of $20.0 million made the third quarter of 2009, offset by the cash we have generated from operations in the past nine months. The decrease in our trade accounts receivable is attributable to our decreasing revenues in the past two fiscal quarters and cash collection efforts. The deferred tax assets decreased by $3.1 million due to transactions related to the transfer of intellectual property in a prior quarter.
Current liabilities were $58.3 million at August 31, 2009, a decrease of $39.0 million from November 30, 2008. This is attributable to a $19.1 million reduction in the current portion of our long-term debt, a $17.0 million decrease in accounts payable and accrued liabilities and a $4.1 million decrease in deferred revenue. As we have made a voluntary cash payment of $20.0 million in the third quarter of fiscal 2009, we are no longer expecting to make a cash sweep payment for fiscal 2009 which would have been paid in February 2010. The decrease in accounts payable and accrued liabilities is attributable to our decreasing royalty payables which are caused by declining sales and the decrease in our organizational headcount which impacts various employee related accruals. The decrease in deferred revenues is caused by the timing of several maintenance renewals which historically take place in the fourth quarter, and partially by our declining revenue base.
Cash Flows
Cash provided by operations increased by $1.1 million to $7.3 million for the three months ended August 31, 2009, and decreased by $11.5 million to $8.1 million for the nine months ended August 31, 2009. The year to date decrease is primarily due to our decreasing income from operations caused by our declining revenues and gross margins as well as the timing of certain royalty payments.
Cash used by financing activities increased by $19.5 million and $37.0 million to $20.4 million and $39.0 million for the three and nine months ended August 31, 2009 as compared to the respective periods in fiscal 2008. This increase is attributable to our first cash sweep payment of $17.5 million which was made in March 2009 and a voluntary prepayment on our term debt of $20.0 million made in the third quarter of fiscal 2009. The repayment of our capital lease obligations have remained and will continue to remain consistent. We are no longer required to make any payments on our term debt until fiscal 2012.
Cash used in investing activities was $1.1 million in the nine months ended August 31, 2009, a significant decrease of $3.9 million over the cash used of $5.0 million in the nine months ended August 31, 2008. These cash flows pertain to capital purchases, and the decrease in capital spending is attributable to management’s decision to reduce spending in the current economic environment.

Adjusted EBITDA
Adjusted EBITDA represents net income before interest, income taxes, depreciation and amortization, further adjusted to eliminate items specifically defined in our credit facility agreement. Adjusted EBITDA is not a measure of operating income, operating performance or liquidity under GAAP. We use this non-GAAP financial measure to confirm our compliance with covenants contained in our debt facilities, as a supplemental indicator of our operating performance and to assist in evaluation of our ongoing operations and liquidity and to determine appropriate levels of indebtedness. In particular, we have included a presentation of Adjusted EBITDA because certain covenants in our credit facility are tied to Adjusted EBITDA. If our Adjusted EBITDA were to decline below certain levels, it could result in, among other things, a default or mandatory prepayment under our current credit facility. Adjusted EBITDA was $9.6 million in the third quarter of fiscal 2009 compared to $15.8 million in the third quarter of fiscal 2008. The decrease of $6.2 million is primarily attributable to our decrease in gross margin in the period, caused by the decline in revenues being principally concentrated in our higher margin products, which was partially offset by our decline in operating expenditures.
We believe Adjusted EBITDA is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its financial and operational decision making. This measure does not have any standardized meaning prescribed by GAAP and therefore is not comparable to the calculation of similar measures used by other companies. Adjusted EBITDA should not be considered in isolation, and should not be viewed as an alternative to or substitute for measures of financial performance or changes in cash flows calculated in accordance with GAAP. We consider Adjusted EBITDA to be a measure of liquidity and that cash flow from operations is the closest GAAP measure to Adjusted EBITDA. For the three months ended August 31, 2009 and August 31, 2008, we had cash provided by operations of $7.3 million and $6.2 million, respectively. The table below reconciles Adjusted EBITDA to cash flow from operations; investors are encouraged to review the related GAAP financial measure and the reconciliation:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(dollars in thousands)	2009	2008	2009	2008
Cash flows provided by / (used in) operations	$7,305	$6,219	$8,056	$19,536
Change in operating assets and liabilities	(1,496)	3,605	9,491	7,861
Interest expenses, net	2,761	3,540	8,784	10,761
Income tax provision (recovery)	(2,119)	(177)	(444)	(274)
Change in tax uncertainties	2,245	62	1,973	(494)
Deferred income taxes	744	1,233	884	3,700
Provision for bad debts	28	(146)	57	(379)
Unrealized foreign exchange losses on forward contracts	—	—	45	—
Gain in sale of investments	—	—	—	822
Defined benefit pension plan costs	2	—	(20)	—
Gain (loss) on interest rate swap	200	193	419	(50)
Loss on disposal of fixed assets	—	(19)	(18)	(67)
Restructuring costs	(28)	293	1,585	918
Expenses associated with evaluation of strategic alternatives	—	992	—	1,697

Adjusted EBITDA	$9,642	$15,795	$30,812	$44,031

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
Management concluded that no triggers had been reached during the three months ended August 31, 2009 that would require us to perform additional impairment testing.
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
Management concluded that no triggers had been reached during the three months ended August 31, 2009, that would require us to perform additional impairment testing.

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
Given the amount of debt that we have, if LIBOR rates were to rise significantly, the resulting interest cost could materially affect the business. Our annual interest expense, after considering our interest rate swaps that are deemed as effective hedging instruments, would change by approximately $139,000 for each 0.5% change in interest rates based on debt outstanding as of August 31, 2009. In connection with the current debt facility, we use interest rate swaps to limit our exposure to changing interest rates and future cash outflows for interest. Interest rate swaps provide for us to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.
As of August 31, 2009 our interest rate swaps convert an aggregate notional principal amount of $115.5 million (or approximately 98% of our interest-bearing debt) from floating rate interest payments under our term loan facility to fixed interest rate obligations. The variable rate of interest is based on one-month LIBOR plus 4.00%. The fixed rates range from 8.19% to 9.49%. As of August 31, 2009, $90.0 million of these interest rate swaps have been designated as effective hedging instruments and any gains or losses on these items are recorded in other comprehensive income. In this quarter, the decrease in the liability to record the fair value of the swaps of $548,000 has been recorded as a gain in other comprehensive income.
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
Foreign Currency Risk
The majority of our employees are located outside of the United States, mostly in Canada, Taiwan and the United Kingdom. We incur a disproportionate percentage of costs in Canadian and Taiwanese dollars as compared to Canadian and Taiwanese dollar denominated revenues. In addition we have a disproportionate amount of revenues in Euros and Japanese Yen, as compared to costs in Euros and Japanese Yen. We are therefore exposed to loss if the Canadian and Taiwanese dollar appreciates against the US dollar, and if the Euro and the Japanese Yen depreciate against the US dollar.
We manage our financial exposure to certain foreign exchange fluctuations with the objective of minimizing the impact of foreign currency exchange movements on our operations. We try to minimize the effect of changes in US and Canadian dollar exchange rates on our business through the purchase of forward exchange contracts. As of August 31, 2009 and at August 31, 2008, we did not have any open forward exchange contracts. However, we have used forward exchange contracts at various selected times throughout fiscal 2009.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
At August 31, 2009, we were a defendant in Victor Company of Japan, Ltd (“JVC”) v. Corel Corporation, InterVideo, Inc., an ongoing patent infringement proceeding. JVC filed a patent infringement action on January 15, 2008, against Corel and others in the United States District Court for the Western District of Texas (Austin Division), alleging infringement of US patents: 6,493,383 issued on December 10, 2002; 6,522,692 issued February 18, 2003; 6,542,543 issued April 1, 2003; 6,570,920 issued May 27, 2003; 6,141,491 issued October 31, 2000; and 5,535,008 issued July 9, 1996. JVC alleges certain Corel video applications infringe the patents. Earlier this year, Cyberlink Corp. and JVC entered into a confidential settlement, and the complaint against Cyberlink Corp. was dismissed. On July 27, 2009 the court issued its Markman ruling on claim construction. On August 31, 2009 the court issued a scheduling order setting trial for October of 2010. We believe we have meritorious defenses to JVC’s claims, we are situated differently than Cyberlink Corp. and intend to continue to defend the litigation vigorously. The ultimate outcome of the litigation, however, is uncertain. Any potential loss that may arise is indeterminable at this time.

Item 1A.	Risk Factors
The risk factors set forth in the section entitled “Risk Factors” in our Form 10-K for the period ending November 30, 2008 (File No. 000-20562), are incorporated by reference into this quarterly report.

Item 5.	Other Information
During the three months ending August 31, 2009, the Company entered into the following employment arrangements with executive officers of the Company: (i) an employment agreement, dated August 18, 2009, with Mr. Thomas Berquist to act as Chief Financial Officer upon the resignation of Mr. Douglas McCollam; and (ii) an amendment to an employment agreement, dated May 13, 2009, with Ms. Amanda Bedborough.  The key terms amended for Ms. Bedborough consist of the following: (i) an increase in annual base salary from £180,000 to £200,000, (ii) an increase in annual target bonus from £101,296 to £155,000, (iii) an offer to be included in future long-term equity incentives, with a guarantee that, 24 months after the date any new grants are made, such new equity interests will be worth at least £250,000 so long as the guarantee is triggered  by  such 24-month anniversary and, if not triggered by such 24-month anniversary, the guarantee will be  forfeited , and (iv) a signing bonus of £25,000 to be paid March 24, 2010, provided that Ms. Bedborough has served continuously as EVP Global Sales for the preceding 12 months.

In July 2009 the Company granted stock options for 314,618 common shares, at a per share exercise price of US$2.20, to Mr. Joseph Roberts. In September 2009 the Company granted stock options for 314,618 common shares, at a per share exercise price of US$2.82, to Mr. Thomas Berquist and stock options for 100,000 common shares, at a per share exercise price of US$2.96 to Ms. Eleanor Lacey. In September 2009, the Company offered stock options for 30,000 common shares to Mr. Yann Connan, which remain subject to Board approval as of this date. Each of Mr. Roberts (Executive Vice President, Products), Mr. Berquist (Chief Financial Officer following Mr. Doug McCollam’s resignation), Eleanor Lacey (General Counsel & Vice President, Business Development)  and Yann Connan (Vice President, E-commerce) are new executive officers of the Company. These grants were stand-alone inducement grants and accordingly were not issued pursuant to the 2006 Equity Incentive Plan, and they remain subject to approval by the Toronto Stock Exchange

Item 6.	Exhibits

Exhibit
Number		Exhibit

3.1	*	Certificate and Articles of Continuance

3.2	*	Articles of Amendment

3.3	*	By-laws

4.1		Amendment of Employee Agreement with a named executive officer, Amanda Bedborough, Executive Vice President, Global Sales.

4.2		Employee Agreement with Thomas Berquist, Chief Executive Officer

31.1		Certifications of Chief Executive Officer Pursuant to Section 302 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibit of the same number in the Company’s Registration Statement on Form F-1, as amended (File No. 333-132970)
Items 2, 3, 4 are not applicable to us and have been omitted.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corel Corporation
	By:	/s/ Douglas McCollam
Douglas McCollam
Chief Financial Officer, Director (Principal Financial Officer and Chief Accounting Officer)
Date: October 5, 2009